Form 10-Q
period 2014-03-31
PLAINS GP HOLDINGS LP
filed 2014-05-13
CIK 1581990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

As of May 2, 2014, there were 135,833,637 Class A Shares outstanding.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.                                 UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except shares)

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$32	$43
Trade accounts receivable and other receivables, net	3,703	3,637
Inventory	914	1,065
Other current assets	285	220
Total current assets	4,934	4,965

PROPERTY AND EQUIPMENT	12,905	12,514
Accumulated depreciation	(1,732)	(1,673)
	11,173	10,841

OTHER ASSETS
Goodwill	2,485	2,503
Linefill and base gas	864	798
Long-term inventory	264	251
Investments in unconsolidated entities	506	485
Other, net	1,582	1,610
Total assets	$21,808	$21,453

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,334	$3,985
Short-term debt	879	1,113
Other current liabilities	343	315
Total current liabilities	5,556	5,413

LONG-TERM LIABILITIES
Senior notes, net of unamortized discount of $14 and $15, respectively	6,711	6,710
Long-term debt under credit facilities and other	627	520
Other long-term liabilities and deferred credits	547	531
Total long-term liabilities	7,885	7,761

COMMITMENTS AND CONTINGENCIES (NOTE 11)

PARTNERS’ CAPITAL
Class A Shareholders (135,833,637 and 133,833,637 shares outstanding, respectively)	1,051	1,035
Class B Shareholders (470,196,136 and 472,196,136 shares outstanding, respectively)	—	—
Noncontrolling interests	7,316	7,244
Total partners’ capital	8,367	8,279
Total liabilities and partners’ capital	$21,808	$21,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Three Months Ended March 31,
	2014	2013
	(unaudited)
REVENUES
Supply and Logistics segment revenues	$11,346	$10,224
Transportation segment revenues	181	173
Facilities segment revenues	157	223
Total revenues	11,684	10,620

COSTS AND EXPENSES
Purchases and related costs	10,670	9,437
Field operating costs	336	340
General and administrative expenses	90	106
Depreciation and amortization	96	82
Total costs and expenses	11,192	9,965

OPERATING INCOME	492	655

OTHER INCOME/(EXPENSE)
Equity earnings in unconsolidated entities	20	11
Interest expense (net of capitalized interest of $11 and $9, respectively)	(81)	(78)
Other expense, net	(2)	—

INCOME BEFORE TAX	429	588
Current income tax expense	(36)	(46)
Deferred income tax expense	(21)	(7)

NET INCOME	372	535
Net income attributable to noncontrolling interests	(358)	(534)
NET INCOME ATTRIBUTABLE TO PAGP	$14	$1

BASIC AND DILUTED NET INCOME PER CLASS A SHARE
Basic and diluted weighted average Class A shares outstanding	135
Basic and diluted net income per Class A share	$0.11

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Net income	$372	$535
Other comprehensive loss	(136)	(45)
Comprehensive income	236	490
Comprehensive income attributable to noncontrolling interests	(223)	(489)
Comprehensive income attributable to PAGP	$13	$1

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN

ACCUMULATED OTHER COMPREHENSIVE INCOME

(in millions)

	Derivative	Translation
	Instruments	Adjustments	Total
	(unaudited)
Balance at December 31, 2013	$(77)	$(20)	$(97)

Reclassification adjustments	20	—	20
Deferred loss on cash flow hedges, net of tax	(32)	—	(32)
Currency translation adjustments	—	(124)	(124)
Total period activity	(12)	(124)	(136)
Balance at March 31, 2014	$(89)	$(144)	$(233)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three Months Ended March 31,
	2014	2013
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$372	$535
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	96	82
Equity-indexed compensation expense	34	51
Inventory valuation adjustments	37	—
Deferred income tax expense	21	7
Other	4	(8)
Changes in assets and liabilities, net of acquisitions	253	311
Net cash provided by operating activities	817	978

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in connection with acquisitions, net of cash acquired	—	(31)
Additions to property, equipment and other	(468)	(363)
Cash received for sales of linefill and base gas	11	9
Cash paid for purchases of linefill and base gas	(44)	(13)
Investment in unconsolidated entities	(26)	(48)
Proceeds from sales of assets	2	2
Other investing activities	1	—
Net cash used in investing activities	(524)	(444)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under PAA senior secured hedged inventory facility (Note 6)	—	(335)
Net repayments under PAA senior unsecured revolving credit facility (Note 6)	—	(72)
Net borrowings under PNG credit agreement	—	27
Net borrowings under AAP revolving credit facility (Note 6)	5	2
Net repayments under PAA commercial paper program (Note 6)	(128)	—
Net proceeds from the issuance of PAA common units (Note 8)	148	128
Contributions from noncontrolling interests related to PAA common unit issuances	—	2
Distributions paid to noncontrolling interests (Note 8)	(309)	(284)
Distributions paid to Class A shareholders (Note 8)	(17)	—
Distributions paid to members	—	(1)
Other financing activities	(1)	—
Net cash used in financing activities	(302)	(533)

Effect of translation adjustment on cash	(2)	—

Net increase/(decrease) in cash and cash equivalents	(11)	1
Cash and cash equivalents, beginning of period	43	25
Cash and cash equivalents, end of period	$32	$26

Cash paid for:
Interest, net of amounts capitalized	$81	$72
Income taxes, net of amounts refunded	$66	$9

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL / MEMBERS’ EQUITY

(in millions)

	Partners’ Capital
	(Excluding Noncontrolling Interests)					Total
	Class A		Class B		Noncontrolling	Partners’
	Shares	Amount	Shares	Amount	Interests	Capital
	(unaudited)
Balance at December 31, 2013	133.8	$1,035	472.2	$—	$7,244	$8,279
Net income	—	14	—	—	358	372
Distributions	—	(17)	—	—	(309)	(326)
Transfer of ownership interest in connection with AAP unit exchanges	2.0	(1)	(2.0)	—	1	—
Deferred tax asset	—	21	—	—	—	21
Issuance of PAA common units	—	—	—	—	148	148
Issuance of PAA common units under LTIP, net of units tendered by employees to satisfy tax withholding obligations	—	—	—	—	(2)	(2)
Equity-indexed compensation expense	—	—	—	—	12	12
Distribution equivalent right payments	—	—	—	—	(1)	(1)
Other comprehensive loss	—	(1)	—	—	(135)	(136)
Balance at March 31, 2014	135.8	$1,051	470.2	$—	$7,316	$8,367

	Members’ Equity (Excluding Noncontrolling Interests)	Noncontrolling Interests	Total Members’ Equity
	(unaudited)
Balance at December 31, 2012	$—	$6,968	$6,968
Net income	1	534	535
Distributions	(1)	(284)	(285)
Issuance of PAA common units	—	128	128
Contributions from noncontrolling interests related to PAA common unit issuances	—	3	3
Equity-indexed compensation expense	—	8	8
Distribution equivalent right payments	—	(1)	(1)
Other comprehensive loss	—	(45)	(45)
Balance at March 31, 2013	$—	$7,311	$7,311

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

We completed our initial public offering (“IPO”) on October 21, 2013. Immediately prior to our IPO, certain owners of Plains AAP, L.P. (“AAP”) sold a portion of their interests in AAP to us, resulting in our ownership of AAP units, which represent limited partnership interests in AAP. As of March 31, 2014, we owned 135,833,637 AAP units (representing a 22.4% limited partner interest in AAP). AAP is a Delaware limited partnership that directly owns all of PAA’s incentive distribution rights and indirectly owns the 2% general partner interest in PAA. AAP is the sole member of PAA GP LLC (“PAA GP”), a Delaware limited liability company that directly holds the 2% general partner interest in PAA. Also, through a series of transactions prior to our IPO with our general partner and the owners of Plains All American GP LLC (“GP LLC”), a Delaware limited liability company formed on May 2, 2001, GP LLC’s general partner interest in AAP became a non-economic interest, and we became the owner of a 100% managing member interest in GP LLC. See “Basis of Consolidation and Presentation” below for the resulting accounting impacts.

GP LLC manages the business and affairs of PAA and AAP. Except for certain matters relating to PAA that require the approval of the limited partners of PAA, and certain matters relating to AAP that require the approval of the limited partners of AAP or of us as the sole member of GP LLC, either pursuant to the governing documents of PAA, AAP or GP LLC, or as may be required by non-waivable provisions of applicable law, GP LLC has full and complete authority, power and discretion to manage and control the business, affairs and property of PAA and AAP, to make all decisions regarding those matters and to perform any and all other acts or activities customary or incident to the management of PAA and AAP’s business, including the execution of contracts and management of litigation. GP LLC employs all domestic officers and personnel involved in the operation and management of PAA and AAP.  PAA’s Canadian officers and personnel are employed by Plains Midstream Canada ULC (“PMC”).

PAA is a publicly traded master limited partnership that owns and operates midstream energy infrastructure and provides logistics services for crude oil, natural gas liquids (“NGL”), natural gas and refined products. The term NGL includes ethane and natural gasoline products as well as products commonly referred to as liquefied petroleum gas (“LPG”) such as propane and butane. When used in this Form 10-Q, NGL refers to all NGL products including LPG. PAA owns an extensive network of pipeline transportation, terminalling, storage, and gathering assets in key crude oil and NGL producing basins and transportation corridors and at major market hubs in the United States and Canada. Our business activities are conducted through three operating segments: (i) Transportation, (ii) Facilities and (iii) Supply and Logistics. See Note 12 for further discussion of our operating segments.

As used in this Form 10-Q and unless the context suggests otherwise (taking into account the fact that PAGP has no operating activities apart from those conducted by PAA and its subsidiaries), the terms “PAGP,” “Partnership,” “Plains,” “we,” “us,” “our,” “ours” and similar terms refer to PAGP and its consolidated subsidiaries.

Definitions

Additional defined terms are used in this Form 10-Q and shall have the meanings indicated below:

AOCI	=	Accumulated other comprehensive income
Bcf	=	Billion cubic feet
Btu	=	British thermal unit
CAD	=	Canadian dollar
DERs	=	Distribution equivalent rights
EBITDA	=	Earnings before interest, taxes, depreciation and amortization
FASB	=	Financial Accounting Standards Board
GAAP	=	Generally accepted accounting principles in the United States
ICE	=	IntercontinentalExchange
IPO	=	Initial public offering

LIBOR	=	London Interbank Offered Rate
LTIP	=	Long-term incentive plan
Mcf	=	Thousand cubic feet
NGL	=	Natural gas liquids including ethane, natural gasoline products, propane and butane
NYMEX	=	New York Mercantile Exchange
PLA	=	Pipeline loss allowance
PNG	=	PAA Natural Gas Storage, L.P.
SEC	=	Securities and Exchange Commission
USD	=	United States dollar
White Cliffs	=	White Cliffs Pipeline, LLC
WTI	=	West Texas Intermediate

Basis of Consolidation and Presentation

The accompanying unaudited condensed consolidated interim financial statements and notes thereto should be read in conjunction with our 2013 Annual Report on Form 10-K. The financial statements have been prepared in accordance with the instructions for interim reporting as set forth by the SEC. All adjustments (consisting only of normal recurring adjustments) that in the opinion of management were necessary for a fair statement of the results for the interim periods have been reflected.  All significant intercompany transactions have been eliminated in consolidation. Certain reclassifications have been made to information from previous years to conform to the current presentation. The condensed consolidated balance sheet data as of December 31, 2013 was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three months ended March 31, 2014 should not be taken as indicative of results to be expected for the entire year. These financials include PAGP and all of our wholly owned subsidiaries and those entities that we control. Under GAAP, we consolidate PAA, AAP and GP LLC. Amounts associated with the interests in these entities not owned by us are reflected in our results of operations as net income attributable to noncontrolling interests and in our balance sheet partners’ capital section as noncontrolling interests.

For periods prior to our IPO, the accompanying condensed consolidated financial statements reflect the financial statements of GP LLC, the predecessor of PAGP, and are based on the historical ownership percentages of GP LLC and AAP. These financial statements, to the extent they relate to periods prior to our IPO, have been prepared from the separate financial records maintained by GP LLC and may not necessarily be indicative of the actual results of operations that might have occurred if PAGP had operated separately during those periods.

Subsequent events have been evaluated through the financial statements issuance date and have been included in the following footnotes where applicable.

Note 2—Recent Accounting Pronouncements

Other than as discussed below and in our 2013 Annual Report on Form 10-K, no new accounting pronouncements have become effective or have been issued during the three months ended March 31, 2014 that are of significance or potential significance to us.

In March 2013, the FASB issued guidance regarding the release of cumulative translation adjustments into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. This guidance became effective for interim and annual periods beginning after December 15, 2013. We adopted this guidance on January 1, 2014. Our adoption did not have a material impact on our financial position, results of operations or cash flows.

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

To mitigate credit risk related to our accounts receivable, we have in place a rigorous credit review process.  We closely monitor market conditions in order to make a determination with respect to the amount, if any, of credit to be extended to any given customer and the form and amount of financial performance assurances we require. Such financial assurances are commonly provided to us in the form of standby letters of credit, parental guarantees or advance cash payments. As of March 31, 2014 and December 31, 2013, we had received approximately $105 million and $117 million, respectively, of advance cash payments from third parties to mitigate credit risk. Furthermore, as of March 31, 2014 and December 31, 2013, we had received approximately $206 million and $426 million, respectively, of standby letters of credit to support obligations due from third parties, a portion of which applies to future business. In addition, in an effort to mitigate credit risk, a significant portion of our transactions with counterparties are settled on a net-cash basis. Further, we enter into netting agreements (contractual agreements that allow us to offset receivables and payables with those counterparties against each other on our balance sheet) for a majority of such arrangements.

We review all outstanding accounts receivable balances on a monthly basis and record a reserve for amounts that we expect will not be fully recovered. We do not apply actual balances against the reserve until we have exhausted substantially all collection efforts. At March 31, 2014 and December 31, 2013, substantially all of our accounts receivable (net of allowance for doubtful accounts) were less than 30 days past their scheduled invoice date. Our allowance for doubtful accounts receivable totaled approximately $4 million and $5 million at March 31, 2014 and December 31, 2013, respectively. Although we consider our allowance for doubtful accounts receivable to be adequate, actual amounts could vary significantly from estimated amounts.

Note 4—Inventory, Linefill and Base Gas and Long-term Inventory

Inventory, linefill and base gas and long-term inventory consisted of the following as of the dates indicated (barrels and natural gas volumes in thousands and carrying value in millions):

	March 31, 2014				December 31, 2013
		Unit of	Carrying	Price/		Unit of	Carrying	Price/
	Volumes	Measure	Value	Unit (1)	Volumes	Measure	Value	Unit (1)
Inventory
Crude oil	7,274	barrels	$645	$88.67	6,951	barrels	$540	$77.69
NGL	3,846	barrels	181	$47.06	8,061	barrels	352	$43.67
Natural gas	12,660	Mcf	61	$4.82	40,505	Mcf	150	$3.70
Other	N/A		27	N/A	N/A		23	N/A
Inventory subtotal			914				1,065

Linefill and base gas
Crude oil	11,031	barrels	681	$61.74	10,966	barrels	679	$61.92
NGL	1,431	barrels	61	$42.63	1,341	barrels	62	$46.23
Natural gas	25,612	Mcf	122	$4.76	16,615	Mcf	57	$3.43
Linefill and base gas subtotal			864				798

Long-term inventory
Crude oil	2,655	barrels	214	$80.60	2,498	barrels	202	$80.86
NGL	1,210	barrels	50	$41.32	1,161	barrels	49	$42.20
Long-term inventory subtotal			264				251

Total			$2,042				$2,114

(1)                                 Price per unit of measure represents a weighted average associated with various grades, qualities and locations. Accordingly, these prices may not coincide with any published benchmarks for such products.

At the end of each reporting period, we assess the carrying value of our inventory and make any adjustments necessary to reduce the carrying value to the applicable net realizable value. We recorded a charge of approximately $37 million during the three months ended March 31, 2014 related to the writedown of our natural gas inventory that was purchased in conjunction with managing natural gas storage deliverability requirements during the extended period of severe cold weather in the three months ended March 31, 2014. This adjustment is a component of “Purchases and related costs” in our accompanying condensed consolidated statements of operations.

Note 5—Goodwill

The table below reflects our goodwill by segment and changes during the period indicated (in millions):

	Transportation	Facilities	Supply and Logistics	Total
Balance at December 31, 2013	$878	$1,162	$463	$2,503
2014 Goodwill Related Activity:
Foreign currency translation adjustments	(11)	(5)	(2)	(18)
Balance at March 31, 2014	$867	$1,157	$461	$2,485

Note 6—Debt

Debt consisted of the following as of the dates indicated (in millions):

	March 31,	December 31,
	2014	2013
SHORT-TERM DEBT
PAA commercial paper notes, bearing a weighted-average interest rate of 0.30% and 0.33%, respectively (1) (2)	$876	$1,109
Other	3	4
Total short-term debt	879	1,113

LONG-TERM DEBT
PAA senior notes, net of unamortized discounts of $14 and $15, respectively	$6,711	$6,710
PAA commercial paper notes, bearing a weighted-average interest rate of 0.30% (2)	102	—
Credit Facilities and Other:
AAP term loan, bearing a weighted-average interest rate of 1.9% and 1.9%, respectively	500	500
AAP senior secured revolving credit facility, bearing a weighted-average interest rate of 1.9% and 2.2%, respectively	20	15
Other	5	5
Total long-term debt	7,338	7,230
Total debt (1) (3)	$8,217	$8,343

(1)                                 At March 31, 2014 and December 31, 2013, we classified $876 million and $1.1 billion, respectively, of borrowings under the PAA commercial paper program as short-term. These borrowings are primarily designated as working capital borrowings, must be repaid within one year and are primarily for hedged NGL and crude oil inventory and NYMEX and ICE margin deposits.

(2)                                    PAA commercial paper notes are backstopped by the PAA senior unsecured revolving credit facility and the PAA senior secured hedged inventory facility, which mature in August 2018 and August 2016, respectively; as such, any borrowings under the PAA commercial paper program reduce the available capacity under these facilities. Although the PAA commercial paper notes generally have maturities of less than one year, we classified $102 million of such notes as long-term based on the ability and intent to refinance them on a long-term basis.

(3)                                    PAA’s fixed-rate senior notes had a face value of approximately $6.7 billion at both March 31, 2014 and December 31, 2013. We estimated the aggregate fair value of these notes as of March 31, 2014 and December 31, 2013 to be approximately $7.3 billion and $7.2 billion, respectively. PAA’s fixed-rate senior notes are traded among institutions, and these trades are routinely published by a reporting service. Our determination of fair value is based on reported trading activity near quarter end. We estimate that the carrying value of outstanding borrowings under credit facilities and agreements and commercial paper program approximates fair value as interest rates reflect current market rates. The fair value estimates for both the senior notes and credit facilities are based upon observable market data and are classified within Level 2 of the fair value hierarchy.

Borrowings and Repayments

Total borrowings under credit agreements and the commercial paper program for the three months ended March 31, 2014 and 2013 were approximately $19.2 billion and $3.2 billion, respectively. Total repayments under credit agreements and the commercial paper program were approximately $19.3 billion and $3.6 billion for the three months ended March 31, 2014 and 2013, respectively. The variance in total gross borrowings and repayments is impacted by various business and financial factors including, but not limited to, the timing, average term and method of general partnership borrowing activities.

Letters of Credit

In connection with our supply and logistics activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase of crude oil, NGL and natural gas. Additionally, we issue letters of credit to support insurance programs and construction activities. At March 31, 2014 and December 31, 2013 we had outstanding letters of credit of approximately $70 million and $41 million, respectively.

PAA Senior Notes Issuance

In April 2014, PAA completed the issuance of $700 million, 4.70% senior notes due 2044 at a public offering price of 99.734%. Interest payments are due on June 15 and December 15 of each year, commencing on December 15, 2014. In anticipation of the issuance of these senior notes, PAA entered into $250 million notional principal amount of U.S. treasury locks in March and April 2014 to hedge the treasury rate portion of the interest rate on a portion of the notes. See Note 10 for additional disclosure.

Note 7—Net Income Per Class A Share

Basic net income per Class A share is determined by dividing net income attributable to PAGP by the weighted average number of outstanding Class A shares during the period. Class B shares do not share in the earnings of the Partnership. Accordingly, basic and diluted net income per Class B share has not been presented.

Diluted net income per Class A share is determined by dividing net income attributable to PAGP by the weighted average number of outstanding diluted Class A shares during the period. For the purposes of the calculation of diluted net income per Class A share, both the net income attributable to PAGP and the weighted average number of outstanding diluted Class A shares consider the impact of possible future exchanges of (i) AAP units and the associated Class B shares into our Class A shares and (ii) certain AAP Management Units into our Class A shares. In addition, the calculation of the weighted average number of outstanding diluted Class A shares considers the effect of potentially dilutive awards under the Plains GP Holdings, L.P. Long-Term Incentive Plan (the “PAGP LTIP”).

AAP Management Units are considered potentially dilutive unless (i) vesting occurs only upon the satisfaction of a performance condition and (ii) that performance condition has yet to be satisfied. Conversions of AAP units and AAP Management Units are assumed to have occurred at the beginning of the period and the incremental income attributable to PAGP resulting from the assumed conversions is representative of the incremental income that would have been attributable to PAGP if the assumed conversions occurred on that date. Our PAGP LTIP awards that contemplate the issuance of Class A Shares are considered dilutive unless (i) vesting occurs only upon the satisfaction of a performance condition and (ii) that performance condition has yet to be satisfied. PAGP LTIP awards that are deemed to be dilutive are reduced by a hypothetical share repurchase based on the remaining unamortized fair value, as prescribed by the treasury stock method in guidance issued by the FASB. All outstanding PAGP LTIP awards as of March 31, 2014 are dilutive.

For the three months ended March 31, 2014, the possible conversion of any AAP units and certain AAP Management Units would have had an antidilutive effect on net income per Class A share. For the same period, our PAGP LTIP awards are dilutive; however, there are less than 0.1 million dilutive LTIP awards, which amount is not large enough to change the presentation of weighted average shares outstanding or net income per Class A share. The following table illustrates the calculation of basic net income per Class A share and diluted net income per Class A share for the three months ended March 31, 2014 (amounts in millions, except per share data):

Three Months Ended
March 31, 2014
Basic and Diluted Net Income per Class A Share
Net income attributable to PAGP	$14
Basic and diluted weighted average number of Class A shares outstanding	135

Basic and diluted net income per Class A share	$0.11

Note 8—Partners’ Capital and Distributions

Distributions

The following table details the distributions paid to Class A shareholders during or pertaining to the first three months of 2014 (in millions, except per share amounts):

Date Declared	Date Paid or To Be Paid	Distributions Paid to Class A Shareholders	Distributions per Class A Share (2)
April 7, 2014	May 15, 2014 (1)	$23	$0.17055
January 9, 2014	February 14, 2014	$17	$0.12505

(1)                                     Payable to shareholders of record at the close of business on May 2, 2014, for the period January 1, 2014 through March 31, 2014.

(2)                                     The distribution per Class A share paid on February 14, 2014 was prorated for the partial quarter following the closing of our IPO on October 21, 2013.

Noncontrolling Interests in Subsidiaries

As of March 31, 2014, noncontrolling interests in subsidiaries consisted of the following: (i) a 98% limited partner interest in PAA, (ii) an approximate 78% limited partner interest in AAP that consists of Class A units and AAP Management Units (a profits interest) and (iii) a 25% interest in SLC Pipeline LLC.

Distributions

The following table details the distributions PAA paid during or pertaining to the first three months of 2014, net of incentive distribution reductions (in millions, except per unit amounts):

		Distributions Paid				Distributions
		Common	AAP			per limited
Date Declared	Date Paid or To Be Paid	Units	Incentive	2%	Total	partner unit
April 7, 2014	May 15, 2014 (1)	$229	$110	$5	$344	$0.6300
January 9, 2014	February 14, 2014	$221	$102	$5	$328	$0.6150

(1)                                     Payable to unitholders of record at the close of business on May 2, 2014, for the period January 1, 2014 through March 31, 2014.

On February 14, 2014, AAP distributed approximately $104 million of the distributions received from PAA, net of cash reserves of approximately $3 million, to its partners. The distribution was prorated as of the date of the consummation of our IPO, such that the owners of AAP prior to our IPO received the portion of the distribution attributable to the period of the fourth quarter of 2013 prior to our IPO, and the owners of AAP at the date of record of January 31, 2014, including us, received the portion of the distribution attributable to the period beginning on the date of our IPO through the end of the fourth quarter of 2013. Of the $104 million distributed by AAP, approximately $87 million was paid to noncontrolling interests.

On May 15, 2014, AAP will distribute approximately $111 million of the distributions it receives from PAA, net of cash reserves of approximately $4 million, to its partners as of the date of record of May 2, 2014. Of the $111 million to be distributed by AAP, approximately $88 million will be paid to noncontrolling interests.

Additionally, during the three months ended March 31, 2014, distributions of approximately $1 million were paid to noncontrolling interests in SLC Pipeline.

PAA Continuous Offering Program

During the three months ended March 31, 2014, PAA sold an aggregate of approximately 2.8 million common units under its continuous offering program, generating proceeds of approximately $148 million, net of offering costs.

Note 9—Equity-Indexed Compensation Plans

We refer to the PAGP LTIP, PAA LTIPs and AAP Management Units collectively as our “Equity-indexed compensation plans.” For additional discussion of our equity-indexed compensation plans and awards, see Note 15 to our Consolidated Financial Statements included in Part IV of our 2013 Annual Report on Form 10-K.

In connection with our IPO in October 2013, our general partner adopted the PAGP LTIP, which is intended to align the interests of employees and directors with those of our shareholders by providing such employees and directors incentive compensation awards that reward achievement of targeted distribution levels and other business objectives. The PAGP LTIP provides for awards of options, restricted shares, phantom shares and share appreciation rights. Certain awards may also include distribution equivalent rights (“DERs”), which, subject to applicable vesting criteria, entitle the grantee to a cash payment equal to the cash distribution paid on an outstanding Class A share. The PAGP LTIP authorizes the issuance of up to 10 million Class A shares deliverable upon vesting. In February 2014, an aggregate of 83,200 phantom Class A shares were issued to our directors, resulting in expense of less than $1 million for the three months ended March 31, 2014.  These awards will vest annually in 25% increments and have an automatic re-grant feature such that as they vest, an equivalent amount is granted.

Equity-indexed compensation activity for PAA and PAGP LTIP awards is summarized in the following table (units in millions):

		Weighted Average		Weighted Average
		Grant Date		Grant Date
	PAA Units (1)	Fair Value per Unit	PAGP Shares (1)	Fair Value per Share
Outstanding, December 31, 2013	8.4	$36.97	—	$—
Granted	0.6	$45.02	0.1	$27.84
Vested (2)	(0.1)	$34.78	—	$—
Cancelled or forfeited	(0.1)	$38.07	—	$—
Outstanding, March 31, 2014	8.8	$37.55	0.1	$27.84

(1)                                     Amounts do not include AAP Management Units.

(2)                                     Approximately 0.1 million PAA common units were issued net of tax withholding of less than 0.1 million units during the three months ended March 31, 2014 in connection with the settlement of vested awards. The remaining PAA awards that vested during the three months ended March 31, 2014 (less than 0.1 million units) were settled in cash.

AAP Management Units

The following table contains a summary of AAP Management Units (in millions):

	Reserved for Future Grants	Outstanding	Outstanding Units Earned	Grant Date Fair Value Of Outstanding AAP Management Units (1)
Balance as of December 31, 2013	3.5	48.6	47.0	$51
Granted	(0.4)	0.4	—	11
Earned	N/A	N/A	0.3	N/A
Balance as of March 31, 2014	3.1	49.0	47.3	$62

(1)             Of the grant date fair value, approximately $1 million was recognized as expense during the three months ended March 31, 2014. Of the $62 million grant date fair value, approximately $50 million had been recognized through March 31, 2014.

Other Equity-Indexed Compensation Information

The table below summarizes the expense recognized and the value of vesting (settled both in PAA common units and cash) related to our equity-indexed compensation plans and includes both liability-classified and equity-classified awards (in millions):

	Three Months Ended March 31,
	2014	2013
Equity-indexed compensation expense	$34	$51
LTIP unit-settled vestings	$5	$—
LTIP cash-settled vestings	$1	$—
DER cash payments	$2	$2

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

Commodity Price Risk Hedging

Our core business activities involve certain commodity price-related risks that we manage in various ways, including through the use of derivative instruments.  Our policy is to (i) only purchase inventory for which we have a market, (ii) structure our sales contracts so that price fluctuations do not materially affect our operating income and (iii) not acquire and hold physical inventory or derivatives for the purpose of speculating on commodity price changes.  The material commodity-related risks inherent in our business activities can be divided into the following general categories:

Commodity Purchases and Sales — In the normal course of our operations, we purchase and sell commodities.  We use derivatives to manage the associated risks and to optimize profits.  As of March 31, 2014, net derivative positions related to these activities included:

•                  An average of 272,000 barrels per day net long position (total of 8.2 million barrels) associated with our crude oil purchases, which was unwound ratably during April 2014 to match monthly average pricing.

•                  A net short spread position averaging approximately 24,700 barrels per day (total of 9.8 million barrels), which hedges a portion of our anticipated crude oil lease gathering purchases through May 2015.  These derivatives are time spreads consisting of offsetting purchases and sales between two different months.  Our use of these derivatives does not expose us to outright price risk.

•                  An average of 2,900 barrels per day (total of 1.1 million barrels) of butane/WTI spread positions, which hedge specific butane sales contracts that are priced as a percentage of WTI through March 2015.

•                  An average of 19,000 barrels per day (total of 1.2 million barrels) of Brent/WTI spread positions, which hedge purchases based on WTI derived indices and sales based on Brent derived indices through June 2014.

•                  A long position of approximately 2.1 Bcf through April 2016 related to anticipated base gas requirements.

•                  A short position of approximately 12.6 Bcf through July 2014 related to anticipated sales of natural gas inventory.

•                  A net short position of approximately 5.0 million barrels through March 2015 related to the anticipated sales of our crude oil, NGL and refined products inventory.

Storage Capacity Utilization — We own a significant amount of crude oil, NGL and refined products storage capacity other than that used in our transportation operations. This storage may be leased to third parties or utilized in our own supply and logistics activities, including for the storage of inventory in a contango market. For capacity allocated to our supply and logistics operations, we have utilization risk in a backwardated market structure. As of March 31, 2014, we used derivatives to manage the risk of not utilizing approximately 0.5 million barrels of storage capacity through June 2014. These positions involve no outright price exposure, but instead enable us to profitably use the capacity to store hedged crude oil.

Pipeline Loss Allowance Oil — As is common in the pipeline transportation industry, our tariffs incorporate a loss allowance factor that is intended to offset losses due to evaporation, measurement and other losses in transit.  We utilize derivative instruments to hedge a portion of the anticipated sales of the allowance oil that is to be collected under our tariffs.  As of March 31, 2014, our PLA hedges included a net short position for an average of approximately 1,800 barrels per day (total of 1.1 million barrels) through December 2015 and a long call option position of approximately 0.4 million barrels through December 2015.

Natural Gas Processing/NGL Fractionation — As part of our supply and logistics activities, we purchase natural gas for processing and NGL mix for fractionation, and we sell the resulting individual specification products (including ethane, propane, butane and condensate).  In conjunction with these activities, we hedge the price risk associated with the purchase of the natural gas and the subsequent sale of the individual specification products.  As of March 31, 2014, we had a long natural gas position of approximately 21.8 Bcf through December 2015, a short propane position of approximately 3.8 million barrels through December 2015, a short butane position of approximately 1.2 million barrels through December 2015 and a short WTI position of approximately 0.4 million barrels through December 2015. In addition, we had a long power position of 0.7 million megawatt hours which hedges a portion of our power supply requirements at our natural gas processing and fractionation plants through December 2016.

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

Interest Rate Risk Hedging

We use interest rate derivatives to hedge interest rate risk associated with anticipated debt issuances and outstanding debt instruments.  The derivative instruments we use to manage this risk consist primarily of interest rate swaps and treasury locks.  As of March 31, 2014, AOCI includes deferred losses of approximately $83 million that relate to open and terminated interest rate derivatives that were designated for hedge accounting.  The terminated interest rate derivatives were cash-settled in connection with the issuance or refinancing of debt agreements.  The deferred loss related to these instruments is being amortized to interest expense over the terms of the hedged debt instruments.

PAA has entered into forward starting interest rate swaps to hedge the underlying benchmark interest rate related to forecasted debt issuances through 2015.  The following table summarizes the terms of these forward starting interest rate swaps as of March 31, 2014 (notional amounts in millions):

Hedged Transaction	Number and Types of Derivatives Employed	Notional Amount	Expected Termination Date	Average Rate Locked	Accounting Treatment
Anticipated debt offering	10 forward starting swaps (30-year)	$250	6/15/2015	3.60%	Cash flow hedge

In anticipation of PAA’s April 2014 issuance of senior notes, PAA entered into four treasury lock agreements in March 2014 for a combined notional amount of $200 million at a locked in rate of 3.64%. In addition, PAA entered into a treasury lock agreement in April 2014 for a notional amount of $50 million.  The treasury locks were designated as cash flow hedges, thus changes in fair value are deferred in AOCI.  In connection with PAA’s April 2014 senior notes issuance, these treasury locks were terminated prior to maturity for an aggregate cash payment of approximately $7 million.  The effective portion of the treasury locks will be deferred in AOCI and amortized to interest expense over the life of the senior notes.

Currency Exchange Rate Risk Hedging

Because a significant portion of our Canadian business is conducted in CAD and, at times, a portion of our debt is denominated in CAD, we use foreign currency derivatives to minimize the risks of unfavorable changes in exchange rates.  These instruments include foreign currency exchange contracts and forwards.

As of March 31, 2014, our outstanding foreign currency derivatives include derivatives we use to (i) hedge currency exchange risk associated with USD-denominated commodity purchases and sales in Canada and (ii) hedge currency exchange risk created by the use of USD-denominated commodity derivatives to hedge commodity price risk associated with CAD-denominated commodity purchases and sales.

The following table summarizes our open forward exchange contracts as of March 31, 2014 (in millions):

		USD	CAD	Average Exchange Rate USD to CAD
Forward exchange contracts that exchange CAD for USD:
	2014	$265	$293	$1.00 - $1.11
	2015	9	10	$1.00 - $1.11
		$274	$303	$1.00 - $1.11

Forward exchange contracts that exchange USD for CAD:
	2014	$265	$291	$1.00 - $1.10
	2015	9	9	$1.00 - $1.06
		$274	$300	$1.00 - $1.10

Net position by currency:
	2014	$—	$2
	2015	—	1
		$—	$3

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

A summary of the impact of our derivative activities recognized in earnings for the three months ended March 31, 2014 and 2013 is as follows (in millions):

	Three Months Ended March 31, 2014				Three Months Ended March 31, 2013
	Derivatives in Hedging Relationships				Derivatives in Hedging Relationships
Location of gain/(loss)	Gain/(loss) reclassified from AOCI into income	Other gain/(loss) recognized in income	Derivatives Not Designated as a Hedge	Total	Gain/(loss) reclassified from AOCI into income (1)	Other gain/(loss) recognized in income	Derivatives Not Designated as a Hedge	Total
Commodity Derivatives

Supply and Logistics segment revenues	$(19)	$—	$—	$(19)	$10	$—	$35	$45

Facilities segment revenues	—	—	—	—	(4)	—	—	(4)

Field operating costs	—	—	(1)	(1)	—	—	1	1

Interest Rate Derivatives

Interest expense	(1)	—	—	(1)	(2)	—	—	(2)

Foreign Currency Derivatives

Supply and Logistics segment revenues	—	—	(9)	(9)	—	—	—	—

Other expense, net	—	—	—	—	1	—	—	1

Total Gain/(Loss) on Derivatives Recognized in Net Income	$(20)	$—	$(10)	$(30)	$5	$—	$36	$41

(1)                                 During the three months ended March 31, 2013, we reclassified a gain of approximately $2 million from AOCI to Supply and Logistics segment revenues as a result of anticipated hedged transactions that are probable of not occurring. During the three months ended March 31, 2014, all of our hedged transactions were probable of occurring.

The following table summarizes the derivative assets and liabilities on our condensed consolidated balance sheet on a gross basis as of March 31, 2014 (in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Commodity derivatives	Other current assets	$56	Other current assets	$(10)
	Other long-term assets	4	Other long-term assets	(1)
Interest rate derivatives	Other long-term assets	8	Other current liabilities	(1)
			Other long-term liabilities	(1)
Total derivatives designated as hedging instruments		$68		$(13)

Derivatives not designated as hedging instruments:
Commodity derivatives	Other current assets	$71	Other current assets	$(64)
	Other long-term assets	1	Other long-term assets	(1)
	Other current liabilities	1	Other current liabilities	(1)
			Other long-term liabilities	(1)
Foreign currency derivatives			Other current liabilities	(3)
Total derivatives not designated as hedging instruments		$73		$(70)

Total derivatives		$141		$(83)

The following table summarizes the derivative assets and liabilities on our condensed consolidated balance sheet on a gross basis as of December 31, 2013 (in millions):

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

Our accounting policy is to offset derivative assets and liabilities executed with the same counterparty when a master netting arrangement exists.  Accordingly, we also offset derivative assets and liabilities with amounts associated with cash margin.  Our exchange-traded derivatives are transacted through clearing brokerage accounts and are subject to margin requirements as established by the respective exchange.  On a daily basis, our account equity (consisting of the sum of our cash balance and the fair value of our open derivatives) is compared to our initial margin requirement resulting in the payment or return of variation margin. As of March 31, 2014, we had a net broker receivable of approximately $43 million (consisting of initial margin of $65 million reduced by $22 million of variation margin that had been returned to us).  As of December 31, 2013, we had a net broker receivable of approximately $161 million (consisting of initial margin of $85 million increased by $76 million of variation margin that had been posted by us).

The following tables present information about derivatives and financial assets and liabilities that are subject to offsetting, including enforceable master netting arrangements at March 31, 2014 and December 31, 2013 (in millions):

	March 31, 2014		December 31, 2013
	Derivative	Derivative	Derivative	Derivative
	Asset Positions	Liability Positions	Asset Positions	Liability Positions

Netting Adjustments:
Gross position - asset/(liability)	$141	$(83)	$133	$(157)
Netting adjustment	(77)	77	(148)	148
Cash collateral paid/(received)	43	—	161	—
Net position - asset/(liability)	$107	$(6)	$146	$(9)

Balance Sheet Location After Netting Adjustments:
Other current assets	$96	$—	$116	$—
Other long-term assets	11	—	30	—
Other current liabilities	—	(4)	—	(8)
Other long-term liabilities	—	(2)	—	(1)
	$107	$(6)	$146	$(9)

As of March 31, 2014, there was a net loss of approximately $89 million deferred in AOCI including tax effects.  The deferred net loss recorded in AOCI is expected to be reclassified to future earnings contemporaneously with (i) the earnings recognition of the underlying hedged commodity transaction or (ii) interest expense accruals associated with underlying debt instruments. Of the total net loss deferred in AOCI at March 31, 2014, we expect to reclassify a net gain of approximately $1 million to earnings in the next twelve months.  The remaining deferred loss of approximately $90 million is expected to be reclassified to earnings through 2045. A portion of these amounts are based on market prices as of March 31, 2014; thus, actual amounts to be reclassified will differ and could vary materially as a result of changes in market conditions.

The net deferred gain/(loss), including tax effects, recognized in AOCI for derivatives for the three months ended March 31, 2014 and 2013 are as follows (in millions):

	Three Months Ended
	March 31,
	2014	2013
Commodity derivatives, net	$(12)	$3
Interest rate derivatives, net	(20)	20
Total	$(32)	$23

At March 31, 2014 and December 31, 2013, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings.  Although we may be required to post margin on our cleared derivatives as described above, we do not require our non-cleared derivative counterparties to post collateral with us.

Recurring Fair Value Measurements

Derivative Financial Assets and Liabilities

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 (in millions):

	Fair Value as of March 31, 2014				Fair Value as of December 31, 2013
Recurring Fair Value Measures (1)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity derivatives	$46	$8	$1	$55	$16	$(59)	$(3)	$(46)
Interest rate derivatives	—	6	—	6	—	26	—	26
Foreign currency derivatives	—	(3)	—	(3)	—	(4)	—	(4)
Total net derivative asset/(liability)	$46	$11	$1	$58	$16	$(37)	$(3)	$(24)

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

Rollforward of Level 3 Net Asset

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our derivatives classified as level 3 (in millions):

	Three Months Ended
	March 31,
	2014	2013
Beginning Balance	$(3)	$4
Unrealized gains/(losses):
Included in earnings (1)	—	—
Included in other comprehensive income	—	—
Settlements	3	(3)
Derivatives entered into during the period	1	—
Transfers out of level 3	—	—
Ending Balance	$1	$1

Change in unrealized gains/(losses) included in earnings relating to level 3 derivatives still held at the end of the periods	$1	$—

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

Pemex Exploración y Producción v. Big Star Gathering Ltd L.L.P. et al (the “Big Star Lawsuit”) and Pemex Exploración y Producción v. Murphy Energy et al (the “Murphy Lawsuit”). In two cases filed in the Texas Southern District Court in May 2011 and April 2012, Pemex Exploración y Producción (“PEP”) alleges that certain parties stole condensate from pipelines and gathering stations and conspired with U.S. companies (primarily in Texas) to import and market the stolen condensate.  PEP does not allege that Plains was part of any conspiracy, but that it dealt in the condensate only after it had been obtained by others and resold to Plains Marketing, L.P.  PEP seeks actual damages, attorney’s fees, and statutory penalties from Plains Marketing, L.P.  In February 2013, the Court granted Plains Marketing, L.P.’s motion to be dismissed from the Murphy Lawsuit. In October 2013, the Court issued an order in the Big Star Lawsuit granting summary judgment in favor of Plains Marketing, L.P. with respect to all of PEP’s remaining claims against Plains Marketing, L.P. In February 2014, the Court affirmed its order granting summary judgment in favor of Plains Marketing, L.P.in the Big Star Lawsuit, denied PEP’s motion for reconsideration, severed the case against Plains from the other defendants and issued a final judgment dismissing all claims against Plains. The time for PEP to appeal the final judgment in the Big Star case has lapsed.  Plains’ motion to sever Plains from the remainder of the defendants in the Murphy Lawsuit in order to obtain a final judgment is pending.

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

Plaintiffs in these Actions generally alleged that (i) the individual defendants breached fiduciary duties owed to PNG unitholders; (ii) the PNG Merger unfairly benefitted certain members of PNG’s board of directors; and (iii) PNG’s general partner, PNG and other of our affiliates aided and abetted the alleged fiduciary breaches by the individual defendants.  In addition, the Consolidated Texas Action included purported derivative claims on behalf of PNG based on the alleged breaches of duties by the individual defendants. All of the PNG unitholder suits were voluntarily dismissed by the plaintiffs with no settlement payments or concessions by PNG.

Environmental

General.  Although we believe that our efforts to enhance our leak prevention and detection capabilities have produced positive results, we have experienced (and likely will experience future) releases of hydrocarbon products into the environment from our pipeline, rail and storage operations. These releases can result from unpredictable man-made or natural forces and may reach surface water bodies, groundwater aquifers or other sensitive environments. Whether current or past, damages and liabilities associated with any such releases from our assets may substantially affect our business.

At March 31, 2014, our estimated undiscounted reserve for environmental liabilities totaled approximately $91 million, of which approximately $12 million was classified as short-term and approximately $79 million was classified as long-term. At December 31, 2013, our estimated undiscounted reserve for environmental liabilities totaled approximately $93 million, of which approximately $11 million was classified as short-term and approximately $82 million was classified as long-term. The short- and long-term environmental liabilities referenced above are reflected in “Accounts payable and accrued liabilities” and “Other long-term liabilities and deferred credits,” respectively, on our condensed consolidated balance sheets. At both March 31, 2014 and December 31, 2013, we had recorded receivables totaling approximately $10 million for amounts probable of recovery under insurance and from third parties under indemnification agreements, which are predominantly reflected in “Trade accounts receivable and other receivables, net” on our condensed consolidated balance sheets.

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

Rainbow Pipeline Release. During April 2011, we experienced a crude oil release of approximately 28,000 barrels of crude oil on a remote section of our Rainbow Pipeline located in Alberta, Canada.  Since the release and through March 31, 2014, we spent approximately $70 million, before insurance recoveries, in connection with site clean-up, reclamation and remediation activities, and as of March 31, 2014, we did not have any material outstanding liabilities or insurance receivables relating to this release. On February 26, 2013, the Alberta Energy Regulator (“AER”) issued four enforcement actions against PMC for failure to comply with certain regulatory requirements in connection with the release, including requirements related to operations and maintenance procedures, leak detection and response, backfill and compaction procedures and emergency response plan testing.  PMC is in the process of taking appropriate actions necessary to respond to and comply with the enforcement actions set forth in the report, including the implementation of additional risk assessment procedures and the taking of other actions designed to minimize the risk that similar incidents occur in the future and enhance the effectiveness of PMC’s response to any such future incidents.  In addition, on April 23, 2013, the Alberta Crown Prosecutor filed civil charges under the Environmental Protection and Enhancement Act against PMC relating to the release.  To date, PMC has not been assessed any fines or penalties related to this release; however, such fines or penalties may be assessed in the future.

Rangeland Pipeline Release. During June 2012, we experienced a crude oil release on a section of our Rangeland Pipeline located near Sundre, Alberta, Canada.  Approximately 3,000 barrels were released into the Red Deer River and were contained downstream in the Gleniffer Reservoir. Remediation activities in the reservoir area were completed by June 30, 2012, remediation of the remaining impacted areas of government-owned lands was completed by September 30, 2012 and interim closure, in respect of those lands, was received from the applicable regulatory agencies.  A long-term monitoring plan has been developed and implemented in accordance with regulatory requirements. Through March 31, 2014, we spent approximately $46 million, before insurance recoveries, in connection with site clean-up, reclamation and remediation activities. On July 4, 2013, the AER issued four enforcement actions against PMC citing failure to inspect water crossings, failure to complete an engineering assessment to determine suitability of continued operation of the Rangeland Pipeline, failure to maintain updated emergency response plans, and failure to conduct regular public awareness programs.  To date, no charges, fines or penalties have been assessed against PMC with respect to this release; however, it is possible that fines or penalties may be assessed against PMC in the future.

Bay Springs Pipeline Release  During February 2013, we experienced a crude oil release of approximately 120 barrels on a portion of one of our pipelines near Bay Springs, Mississippi. Most of the released oil was contained within our pipeline right of way, but some of the released oil entered a nearby waterway where it was contained with booms.  The EPA has issued an administrative order requiring us to take various actions in response to the release, including remediation, reporting and other actions, and we may be subjected to a civil penalty. The aggregate cost to clean up and remediate the site was approximately $6 million.

Kemp River Pipeline Release. During May and June 2013, two separate releases were discovered on our Kemp River pipeline in Northern Alberta, Canada that, in the aggregate, resulted in the release of approximately 700 barrels of condensate and light crude oil.  Clean-up and remediation activities are being conducted in cooperation with the applicable regulatory agencies.  AER’s final investigation is not complete. To date, no charges, fines or penalties have been assessed against PMC with respect to this release; however, it is possible that fines or penalties may be assessed against PMC in the future. We estimate that the aggregate clean-up and remediation costs associated with these releases will be approximately $15 million.

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

The following table reflects certain financial data for each segment for the periods indicated (in millions):

	Transportation	Facilities	Supply and Logistics	Total
Three Months Ended March 31, 2014
Revenues(1):
External Customers	$181	$157	$11,346	$11,684
Intersegment (2)	206	142	22	370
Total revenues of reportable segments	$387	$299	$11,368	$12,054
Equity earnings in unconsolidated entities	$20	$—	$—	$20
Segment profit (3) (4)	$206	$154	$249	$609
Maintenance capital	$34	$10	$2	$46

Three Months Ended March 31, 2013
Revenues:
External Customers	$173	$223	$10,224	$10,620
Intersegment (2)	195	131	1	327
Total revenues of reportable segments	$368	$354	$10,225	$10,947
Equity earnings in unconsolidated entities	$11	$—	$—	$11
Segment profit (3) (4)	$164	$150	$434	$748
Maintenance capital	$32	$7	$5	$44

(1)                                     Effective January 1, 2014, our natural gas sales and costs, primarily attributable to the activities performed by our natural gas storage commercial optimization group, are reported in the Supply and Logistics segment. Such items were previously reported in the Facilities segment.

(2)                                     Segment revenues and purchases and related costs include intersegment amounts. Intersegment sales are conducted at posted tariff rates, rates similar to those charged to third parties or rates that we believe approximate market. For further discussion, see “Analysis of Operating Segments” under Item 7 of our 2013 Annual Report on Form 10-K.

(3)                                     Supply and Logistics segment profit includes interest expense (related to hedged inventory purchases) of approximately $2 million and $5 million for the three months ended March 31, 2014 and 2013, respectively.

(4)                                     The following table reconciles segment profit to net income attributable to PAGP (in millions):

	Three Months Ended March 31,
	2014	2013
Segment profit	$609	$748
Unallocated general and administrative expenses	(1)	—
Depreciation and amortization	(96)	(82)
Interest expense, net	(81)	(78)
Other expense, net	(2)	—
Income tax expense	(57)	(53)
Net income	372	535
Net income attributable to noncontrolling interests	(358)	(534)
Net income attributable to PAGP	$14	$1

Note 13—Related Party Transactions

Occidental Petroleum Corporation

As of March 31, 2014, a subsidiary of Occidental Petroleum Corporation (“Oxy”) owned approximately 25% of the limited partner interests in AAP and had a representative on the board of directors of GP LLC and our general partner. During the three months ended March 31, 2014 and 2013, we recognized sales and transportation revenues and purchased petroleum products from companies affiliated with Oxy. These transactions were conducted at posted tariff rates or prices that we believe approximate market. See detail below (in millions):

	Three Months Ended March 31,
	2014	2013
Revenues	$92	$269

Purchases and related costs	$259	$161

We currently have a netting arrangement with Oxy. Our gross receivable and payable amounts with affiliates of Oxy were as follows (in millions):

	March 31,	December 31,
	2014	2013
Trade accounts receivable and other receivables	$161	$133

Accounts payable	$233	$181

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion is intended to provide investors with an understanding of our financial condition and results of our operations, including periods prior to the closing of our IPO on October 21, 2013. Such analysis should be read in conjunction with our historical Consolidated Financial Statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in our 2013 Annual Report on Form 10-K. For more detailed information regarding the basis of presentation for the following financial information, see the condensed consolidated financial statements and related notes that are contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

•                  Liquidity and Capital Resources

•                  Off-Balance Sheet Arrangements

•                  Recent Accounting Pronouncements

•                  Critical Accounting Policies and Estimates

•                  Forward-Looking Statements

Executive Summary

Company Overview

We are a Delaware limited partnership formed on July 17, 2013 to own an interest in the general partner and incentive distribution rights (“IDRs”) of Plains All American Pipeline, L.P (“PAA”), a publicly traded Delaware limited partnership. Although we were formed as a limited partnership, we have elected to be taxed as a corporation for United States federal income tax purposes. As of March 31, 2014, we owned a 22.4% limited partner interest in AAP, a Delaware limited partnership that directly owns all of PAA’s incentive distribution rights and indirectly owns the 2% general partner interest in PAA. AAP is the sole member of PAA GP LLC (“PAA GP”), a Delaware limited liability company that directly holds the 2% general partner interest in PAA.

Since we are the managing member of and control GP LLC, which in turn effectively controls PAA, we reflect our ownership in PAA and its subsidiaries on a consolidated basis in accordance with generally accepted accounting principles.  Accordingly, our financial results are combined with those of GP LLC and PAA as well as with their subsidiaries. As such, our results of operations as discussed below do not differ materially from the results of operations of PAA.

PAA owns and operates midstream energy infrastructure and provides logistics services for crude oil, natural gas liquids (“NGL”), natural gas and refined products. The term NGL includes ethane and natural gasoline products as well as products commonly referred to as liquefied petroleum gas (“LPG”) such as propane and butane. When used in this Form 10-Q, NGL refers to all NGL products including LPG. PAA owns an extensive network of pipeline transportation, terminalling, storage, and gathering assets in key crude oil and NGL producing basins and transportation corridors and at major market hubs in the United States and Canada.

Overview of Operating Results, Capital Investments and Significant Activities

During the first three months of 2014, net income was approximately $372 million, as compared to net income of approximately $535 million recognized during the first three months of 2013.  This decrease was primarily driven by less favorable crude oil market conditions experienced during the comparable 2014 period, which provided fewer opportunities for above-baseline crude oil margins in our Supply and Logistics segment. In addition, our Facilities and Supply and Logistics segments were negatively impacted by costs incurred in our natural gas storage activities to manage deliverability requirements in conjunction with the severe cold weather experienced during the first quarter of 2014. However, such decreases were partially offset by favorable results from our Transportation segment, largely due to the continued increase in North American crude oil production and our related, recently completed capital expansion projects.

Acquisitions and Internal Growth Projects

The following table summarizes our capital expenditures for acquisitions, internal growth projects and maintenance capital for the periods indicated (in millions):

	Three Months
	Ended March 31,
	2014	2013
Acquisition capital	$—	$1
Internal growth projects	563	358
Maintenance capital	46	44
Total	$609	$403

Internal Growth Projects

The following table summarizes our more notable projects in progress during 2014 and the forecasted expenditures for the year ending December 31, 2014 (in millions):

Projects	2014
Permian Basin Area Projects	$470
Cactus Pipeline	330
Rail Terminal Projects (1)	215
Ft. Sask Facility Projects / NGL Line	160
Eagle Ford JV Project	70
Western Oklahoma Extension	65
Mississippian Lime Pipeline	50
White Cliffs Expansion	40
Line 63 Reactivation	40
Natural Gas Storage Expansions	25
Other Projects	385
$1,850
Potential Adjustments for Timing / Scope Refinement (2)	-$100 + $100
Total Projected Expansion Capital Expenditures	$1,750 - $1,950

(1)                                     Includes projects located in or near Bakersfield, CA; Carr, CO; Van Hook, ND; and Western Canada.

(2)                                     Potential variation to current capital costs estimates may result from changes to project design, final cost of materials and labor and timing of incurrence of costs due to uncontrollable factors such as permits, regulatory approvals and weather.

Results of Operations

Analysis of Operating Segments

We manage our operations through three operating segments: (i) Transportation, (ii) Facilities and (iii) Supply and Logistics. Our Chief Operating Decision Maker (our Chief Executive Officer) evaluates such segment performance based on a variety of measures including segment profit, segment volumes, segment profit per barrel and maintenance capital investment. See Note 18 to our Consolidated Financial Statements included in Part IV of our 2013 Annual Report on Form 10-K for further discussion of how we evaluate segment profit.

The following table sets forth an overview of our consolidated financial results calculated in accordance with GAAP (in millions, except per share amounts):

	Three Months Ended March 31,		Favorable/ (Unfavorable) Variance
	2014	2013	$	%

Transportation segment profit	$206	$164	$42	26%
Facilities segment profit	154	150	4	3%
Supply and Logistics segment profit	249	434	(185)	(43)%
Total segment profit	609	748	(139)	(19)%
Unallocated general and administrative expenses	(1)	—	(1)	N/A
Depreciation and amortization	(96)	(82)	(14)	(17)%
Interest expense, net	(81)	(78)	(3)	(4)%
Other expense, net	(2)	—	(2)	N/A
Income tax expense	(57)	(53)	(4)	(8)%
Net income	372	535	(163)	(30)%
Net income attributable to noncontrolling interests	(358)	(534)	176	33%
Net income attributable to PAGP	$14	$1	$13	1,300%

Net income attributable to PAGP:
Basic and diluted net income per Class A share	$0.11	N/A	N/A	N/A
Basic and diluted weighted average number of Class A shares outstanding	135	N/A	N/A	N/A

Transportation Segment

Our Transportation segment operations generally consist of fee-based activities associated with transporting crude oil and NGL on pipelines, gathering systems, trucks and barges. The Transportation segment generates revenue through a combination of tariffs, third-party leases of pipeline capacity and other transportation fees.

The following table sets forth operating results from our Transportation segment for the periods indicated:

	Three Months		Favorable/(Unfavorable)
Operating Results (1)	Ended March 31,		Variance
(in millions, except per barrel amounts)	2014	2013	$	%
Revenues
Tariff activities	$336	$320	$16	5%
Trucking	51	48	3	6%
Total transportation revenues	387	368	19	5%

Costs and Expenses
Trucking costs	(37)	(35)	(2)	(6)%
Field operating costs (excluding equity-indexed compensation expense)	(129)	(131)	2	2%
Equity-indexed compensation expense - operations	(4)	(9)	5	56%
Segment general and administrative expenses (2) (excluding equity-indexed compensation expense)	(22)	(23)	1	4%
Equity-indexed compensation expense - general and administrative	(9)	(17)	8	47%
Equity earnings in unconsolidated entities	20	11	9	82%
Segment profit	$206	$164	$42	26%
Maintenance capital	$34	$32	$(2)	(6)%
Segment profit per barrel	$0.60	$0.50	$0.10	20%

	Three Months		Favorable/(Unfavorable)
Average Daily Volumes	Ended March 31,		Variance
(in thousands of barrels per day) (3)	2014	2013	Volumes	%
Tariff activities
Crude Oil Pipelines
All American	33	40	(7)	(18)%
Bakken Area Systems	131	123	8	7%
Basin / Mesa	745	725	20	3%
Capline	126	156	(30)	(19)%
Eagle Ford Area Systems	189	48	141	294%
Line 63 / Line 2000	125	118	7	6%
Manito	45	47	(2)	(4)%
Mid-Continent Area Systems	315	291	24	8%
Permian Basin Area Systems	760	477	283	59%
Rainbow	120	122	(2)	(2)%
Rangeland	69	67	2	3%
Salt Lake City Area Systems	131	135	(4)	(3)%
South Saskatchewan	64	60	4	7%
White Cliffs	23	22	1	5%
Other	661	734	(73)	(10)%
NGL Pipelines
Co-Ed	57	57	—	—%
Other	116	207	(91)	(44)%
Refined Products Pipelines	—	101	(101)	(100)%
Tariff activities total	3,710	3,530	180	5%
Trucking	130	111	19	17%
Transportation segment total	3,840	3,641	199	5%

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

(3)                                     Volumes associated with assets employed through acquisitions and internal growth projects represent total volumes (attributable to our interest) for the number of days we employed the assets divided by the number of days in the period.

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

Operating Revenues and Volumes. As noted in the table above, our total Transportation segment revenues, net of trucking costs, and volumes increased for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Our Transportation segment results for the comparative periods were impacted by the following:

•                  North American Crude Oil Production and Related Expansion Projects — For the three months ended March 31, 2014, we experienced favorable volume and revenue variances due to increased producer drilling activities as well as the completion of certain of our expansion projects, most notably on our Permian Basin and Eagle Ford Area Systems and our Basin and Mesa pipelines. The Permian Basin Area Systems also benefited from increased movements to a new third-party pipeline connected to Gulf Coast markets. We estimate that increased production combined with our phased-in expansion projects increased revenues by approximately $22 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

•                  Loss Allowance Revenue — As is common in the industry, our tariffs incorporate a loss allowance factor that is intended to offset losses due to evaporation, measurement and other losses in transit.  We value the variance of allowance volumes to actual losses at the estimated net realizable value (including the impact of gains and losses from derivative-related activities) at the time the variance occurred and the result is recorded as either an increase or decrease to tariff revenues.  The loss allowance revenue increased by approximately $10 million for the three months ended March 31, 2014 compared to three months ended March 31, 2013 driven by higher volumes, as well as a higher average realized price per barrel (including the impact of gains and losses from derivative-related activities).

•                  Sale of Refined Products Pipelines — We sold certain refined products pipeline systems and related assets in July 2013 and November 2013. As we did not own these assets during the three months ended March 31, 2014, our revenues and volumes were lower by approximately $10 million and 101,000 barrels per day, respectively, as compared to the three months ended March 31, 2013.

•                  Foreign Exchange Impact — Revenues and expenses from our Canadian based subsidiaries, which use the Canadian dollar as their functional currency, are translated at the prevailing average exchange rates for each month. The average CAD to USD exchange rates for the three months ended March 31, 2014 and 2013 were $1.10 CAD: $1.00 USD and $1.01 CAD: $1.00 USD, respectively. Therefore, revenues from our Canadian pipeline systems and trucking operations were unfavorably impacted by approximately $8 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to the depreciation of the Canadian dollar relative to the U.S. dollar.

Additional noteworthy volume and revenue variances on our pipelines for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 are (i) decreased volumes and revenues on certain of our NGL pipelines due to the discontinuation of an agreement in 2014 to transport volumes on such pipelines and netting joint venture related volumes to our share on a certain pipeline in 2014, which did not impact revenues, (ii) increased volumes and revenues from our new Mississippian Lime pipeline, which was placed into service in the third quarter of 2013, (iii) decreased volumes and revenues on our Capline pipeline due to refinery turnaround in the first quarter of 2014, (iv) decreased volumes and revenues on our All American pipeline due to maintenance issues and (v) a net decrease in volumes on our crude oil pipelines included in “Other” in the table above, a majority of which is related to (a) pipelines subject to long-term lease commitments with annual service payments whereby volumes may fluctuate, but such fluctuations do not have a meaningful impact on revenue and (b) pipelines impacted by third-party connection shut-downs and line repairs, which also did not have a significant impact on revenues for the period.

Equity-Indexed Compensation Expense. On a consolidated basis across all segments, equity-indexed compensation expense decreased for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily due to a less significant impact of the increase in PAA unit price during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. See Note 15 to our Consolidated Financial Statements included in Part IV of our 2013 Annual Report on Form 10-K for additional information regarding our equity-indexed compensation plans.

Equity Earnings in Unconsolidated Entities. The favorable variance in equity earnings in unconsolidated entities for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was largely due to increased throughput on the Eagle Ford pipeline as a result of increased production, as discussed above.

Facilities Segment

Our Facilities segment operations generally consist of fee-based activities associated with providing storage, terminalling and throughput services for crude oil, refined products, NGL and natural gas, as well as NGL fractionation and isomerization services and natural gas and condensate processing services. The Facilities segment generates revenue through a combination of month-to-month and multi-year agreements and processing arrangements.

The following table sets forth operating results from our Facilities segment for the periods indicated:

	Three Months		Favorable/(Unfavorable)
Operating Results (1)	Ended March 31,		Variance
(in millions, except per barrel amounts)	2014	2013	$	%
Revenues	$299	$267	$32	12%
Natural gas sales (2)	—	87	(87)	(100)%
Storage related costs (natural gas related)	(26)	(6)	(20)	(333)%
Natural gas sales costs (2)	—	(84)	84	100%
Field operating costs (excluding equity-indexed compensation expense)	(97)	(86)	(11)	(13)%
Equity-indexed compensation expense - operations	(1)	(1)	—	—%
Segment general and administrative expenses (3) (excluding equity-indexed compensation expense)	(13)	(17)	4	24%
Equity-indexed compensation expense - general and administrative	(8)	(10)	2	20%
Segment profit	$154	$150	$4	3%
Maintenance capital	$10	$7	$(3)	(43)%
Segment profit per barrel	$0.42	$0.42	$—	—%

	Three Months		Favorable/(Unfavorable)
	Ended March 31,		Variance
Volumes (4)	2014	2013	Volumes	%
Crude oil, refined products and NGL terminalling and storage (average monthly capacity in millions of barrels)	95	94	1	1%
Rail load / unload volumes (average volumes in thousands of barrels per day)	229	216	13	6%
Natural gas storage (average monthly capacity in billions of cubic feet)	97	93	4	4%
NGL fractionation (average volumes in thousands of barrels per day)	92	100	(8)	(8)%
Facilities segment total (average monthly volumes in millions of barrels) (5)	121	119	2	2%

(1)                                     Revenues and costs and expenses include intersegment amounts.

(2)                                     Effective January 1, 2014, our natural gas sales and costs, primarily attributable to the activities performed by our natural gas storage commercial optimization group, are reported in the Supply and Logistics segment.

(3)                                     Segment general and administrative expenses reflect direct costs attributable to each segment and an allocation of other expenses to the segments.  The proportional allocations by segment require judgment by management and are based on the business activities that exist during each period.

(4)                                     Volumes associated with assets employed through acquisitions and internal growth projects represent total volumes for the number of months we employed the assets divided by the number of months in the period.

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

Operating Revenues and Volumes.  As noted in the table above, our Facilities segment revenues, less storage related costs, and volumes increased for the comparative period presented. The significant variances in revenues and average monthly volumes between the comparative periods are primarily due to our ongoing acquisition and expansion activities as discussed below:

•                  NGL Fractionation, NGL Storage and Gas Processing Activities —Revenues from our NGL fractionation and storage and gas processing activities increased by approximately $23 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. This increase was largely driven by increased facility fees and higher processing gains related to the component mix of the products. NGL fractionation volumes, however, were lower during the first quarter of 2014 relative to the comparative period primarily related to reduced streams of NGL mix supply at certain of our facilities that resulted in decreased production rates.

This favorable revenue variance was partially offset by unfavorable foreign exchange impact of approximately $6 million. The average CAD to USD exchange rates for the three months ended March 31, 2014 and 2013 were $1.10 CAD: $1.00 USD and $1.01 CAD: $1.00 USD, respectively. Therefore, revenues from our Canadian operations in our Facilities segment were unfavorably impacted for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to the depreciation of the Canadian dollar relative to the U.S. dollar.

•                  Natural Gas Storage Operations — Net revenues from our natural gas storage operations decreased by approximately $12 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily due to costs incurred in our natural gas storage activities to manage deliverability requirements in conjunction with the extended period of severe cold weather experienced during the first quarter of 2014.

•                  Rail Terminals — Revenue and volumes from rail load and unload activities increased by approximately $3 million and 13,300 barrels per day, respectively, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. These increases were primarily due to new rail terminals that came online in the fourth quarter of 2013, partially offset by the unfavorable impact of weather-related issues at certain of our terminals.

Field Operating Costs. Field operating costs (excluding equity-indexed compensation expenses) increased during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to (i) growth in our rail terminal operations, resulting in increased operating expenses, (ii) increased utility costs due primarily to higher power and gas prices and (iii) a change in classification of costs from General and Administrative Expenses.

General and Administrative Expenses.  General and administrative expenses (excluding equity-indexed compensation expenses) decreased during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to a change in classification of costs to Field Operating Costs.

Maintenance Capital. Maintenance capital consists of capital expenditures for the replacement of partially or fully depreciated assets in order to maintain the operating and/or earnings capacity of our existing assets.  The increase in maintenance capital for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 is primarily due to increased investments on integrity-related projects.

Equity-Indexed Compensation Expense. On a consolidated basis across all segments, equity-indexed compensation expense decreased during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.  See the discussion regarding such variances under “— Transportation Segment” above.  Also, see Note 15 to our condensed consolidated financial statements included in Part IV of our 2013 Annual Report on Form 10-K for additional information regarding our equity-indexed compensation plans.

Supply and Logistics Segment

Our revenues from supply and logistics activities reflect the sale of gathered and bulk-purchased crude oil, as well as sales of NGL volumes purchased from suppliers and natural gas sales attributable to the activities performed by our natural gas storage commercial optimization group. We do not anticipate that future changes in revenues resulting from variances in commodity prices will be a primary driver of segment profit. Generally, we expect our segment profit to increase or decrease directionally with (i) increases or decreases in our Supply and Logistics segment volumes (which consist of lease gathering crude oil purchase volumes, NGL sales volumes and waterborne cargos), (ii) demand for lease gathering services we provide producers and (iii) the overall volatility and strength or weakness of market conditions and the allocation of our assets among our various risk management strategies. In addition, the execution of our risk management strategies in conjunction with our assets can provide upside in certain markets.

The following table sets forth operating results from our Supply and Logistics segment for the periods indicated:

	Three Months		Favorable/(Unfavorable)
Operating Results (1)(2)	Ended March 31,		Variance
(in millions, except per barrel amounts)	2014	2013	$	%
Revenues	$11,368	$10,225	$1,143	11%
Purchases and related costs (3)	(10,975)	(9,636)	(1,339)	(14)%
Field operating costs (excluding equity-indexed compensation expense)	(106)	(115)	9	8%
Equity-indexed compensation expense - operations	(1)	(1)	—	—%
Segment general and administrative expenses (4) (excluding equity-indexed compensation expense)	(26)	(26)	—	—%
Equity-indexed compensation expense - general and administrative	(11)	(13)	2	15%
Segment profit	$249	$434	$(185)	(43)%
Maintenance capital	$2	$5	$3	60%
Segment profit per barrel	$2.37	$4.21	$(1.84)	(44)%

	Three Months		Favorable/(Unfavorable)
Average Daily Volumes	Ended March 31,		Variance
(in thousands of barrels per day)	2014	2013	Volumes	%
Crude oil lease gathering purchases	893	857	36	4%
NGL sales	273	284	(11)	(4)%
Waterborne cargos	—	4	(4)	(100)%
Supply and Logistics segment total	1,166	1,145	21	2%

(1)                                     Revenues and costs include intersegment amounts.

(2)                                     Prior to January 1, 2014, natural gas sales revenues and costs attributable to the activities performed by our natural gas storage commercial optimization group were reported in the Facilities segment.

(3)                                     Purchases and related costs include interest expense (related to hedged inventory purchases) of approximately $2 million and $5 million for the three months ended March 31, 2014 and 2013, respectively.

(4)                                    Segment general and administrative expenses reflect direct costs attributable to each segment and an allocation of other expenses to the segments.  The proportional allocations by segment require judgment by management and are based on the business activities that exist during each period.

The NYMEX West Texas Intermediate benchmark price of crude oil ranged from approximately $92 to $105 per barrel and $89 to $98 per barrel during the three months ended March 31, 2014 and 2013, respectively. Because the commodities that we buy and sell are generally indexed to the same pricing indices for both the sales and purchases, revenues and costs related to purchases will fluctuate with market prices. However, the margins related to those sales and purchases will not necessarily have a corresponding increase or decrease. The absolute amount of our revenues and purchases increased for the three months ended March 31, 2014 relative to the comparative period, resulting from increases in prices and volumes in 2014.

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

Operating Revenues and Volumes. Our Supply and Logistics segment revenues, net of purchases and related costs and excluding gains and losses from derivative activities (see the “Impact from Derivative Activities” section below), decreased year-over-year for the comparative periods presented. The increasing production of oil and liquids-rich gas in North America over the last several years generally created supply and demand imbalances that increased the volatility of historical differentials for various grades of crude oil and also impacted the historical pricing relationship between NGL and crude oil. Lack of existing pipeline takeaway capacity and associated logistical challenges in certain of these producing regions created market conditions and opportunities that were favorable to our supply and logistics activities. During the first quarter of 2013, these conditions provided opportunities for increased margins. However, infrastructure additions in many of these resource plays during 2013 began to relieve certain of the transportation constraints that had created opportunities for these favorable crude oil margins. Therefore, although we experienced higher crude oil lease gathering volumes in the first quarter of 2014 compared to the first quarter of 2013, we experienced fewer opportunities to capture favorable location differentials. Additionally, our natural gas storage commercial optimization activities were unfavorably impacted by costs incurred to manage deliverability requirements in conjunction with the extended period of severe cold weather experienced during the first quarter of 2014.

We believe the fundamentals of our business remain strong; however, as the midstream infrastructure in these producing regions continues to be developed, we believe a normalization of margins will continue to occur as the logistics challenges are addressed.  (See Items 1 and 2 “Business and Properties—Description of Segments and Associated Assets—Supply and Logistics Segment—Impact of Commodity Price Volatility and Dynamic Market Conditions on Our Business Model” included in Part I of our 2013 Annual Report on Form 10-K for further discussion regarding our business model, including diversification and utilization of our asset base among varying demand- and supply-driven markets.)

Impact from Derivative Activities. The mark-to-market valuation of our derivative activities impacted our net revenues as shown in the table below (in millions):

	Three Months
	Ended March 31,
	2014	2013	Variance
Gains from derivative activities (1)	$66	$24	$42

(1)                                     Includes mark-to-market and other gains and losses resulting from derivative instruments that are related to underlying activities in future periods or the reversal of mark-to-market gains and losses from the prior period. These amounts are reduced by the net impact of inventory valuation adjustments attributable to inventory hedged by the related derivative and gains recognized in later periods on physical sales of inventory that was previously written down. See Note 10 to our condensed consolidated financial statements for a comprehensive discussion regarding our derivatives and risk management activities.

Field Operating Costs.  The decrease in field operating costs (excluding equity-indexed compensation expenses) for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily due to lower third-party transportation costs as we shift our volumes to pipelines.

Equity-Indexed Compensation Expense. On a consolidated basis across all segments, equity-indexed compensation expense decreased for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. See the discussion regarding such variances under “— Transportation Segment” above.  Also, see Note 15 to our Consolidated Financial Statements included in Part IV of our 2013 Annual Report on Form 10-K for additional information regarding our equity-indexed compensation plans.

Other Income and Expenses

Depreciation and Amortization

Depreciation and amortization expense was approximately $96 million for the three months ended March 31, 2014 compared to approximately $82 million for the three months ended March 31, 2013. The increase in depreciation and amortization expense during the 2014 period over the comparable 2013 was primarily due to an acceleration of depreciation on certain pipeline assets to reflect a change in their estimated useful lives, as well as various internal growth projects completed since March 31, 2013.

Income Tax Expense

Income tax expense increased by approximately $4 million for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, primarily due to the tax expense of the amortization of the deferred tax asset created in connection with our IPO, partially offset by a decrease in income tax expense by PAA, primarily as a result of higher taxable income in the prior period.

Liquidity and Capital Resources

General

On a consolidated basis, our primary sources of liquidity are (i) cash flow from operating activities, (ii) borrowings under the PAA commercial paper program or the credit facilities and (iii) funds received from PAA’s sales of equity and debt securities. Our primary cash requirements include, but are not limited to (i) ordinary course of business uses, such as the payment of amounts related to the purchase of crude oil, NGL and other products and other expenses and interest payments on outstanding debt, (ii) expansion and maintenance activities, (iii) acquisitions of assets or businesses, (iv) repayment of principal on long-term debt and (v) distributions to our Class A shareholders and noncontrolling interests. We generally expect to fund our short-term cash requirements through cash flow generated from operating activities and/or borrowings under the PAA commercial paper program or the credit facilities. In addition, we generally expect to fund long-term needs, such as those resulting from expansion activities or acquisitions and refinancing long-term debt, through a variety of sources (either separately or in combination), which may include the sources mentioned above as funding for short-term needs, and/or the issuance of additional PAA equity or debt securities. As of March 31, 2014, we had a working capital deficit of approximately $622 million and approximately $2.0 billion of liquidity available to meet our ongoing operating, investing and financing needs as noted below (in millions):

As of March 31, 2014
Availability under PAA senior unsecured revolving credit facility (1)	$1,558
Availability under PAA senior secured hedged inventory facility (1)	1,372
Less: Amounts outstanding under PAA commercial paper program	(978)
Subtotal	1,952
Availability under AAP senior secured revolving credit facility	55
Cash and cash equivalents	32
Total	$2,039

(1)                                     Represents availability prior to giving effect to amounts outstanding under the PAA commercial paper program. Borrowings under the PAA commercial paper program reduce available capacity under the facility.

We believe that we have and will continue to have the ability to access the PAA commercial paper program and credit facilities, which we use to meet our short-term cash needs.  We believe that our financial position remains strong and we have sufficient liquidity; however, extended disruptions in the financial markets and/or energy price volatility that adversely affect our business may have a materially adverse effect on our financial condition, results of operations or cash flows. Also, see “Risk Factors” in Item 1A of our 2013 Annual Report on Form 10-K for further discussion regarding such risks that may impact our liquidity and capital resources. Usage of the PAA credit facilities, which provide the backstop for the PAA commercial paper program, and the AAP credit facility is subject to ongoing compliance with covenants. As of March 31, 2014, PAA and AAP were in compliance with all such covenants.

Cash Flow from Operating Activities

For a comprehensive discussion of the primary drivers of cash flow from operating activities, including the impact of varying market conditions and the timing of settlement of our derivative activities, see “Liquidity and Capital Resources-Cash Flow from Operating Activities” under Item 7 of our 2013 Annual Report on Form 10-K.

Net cash provided by operating activities for the first three months of 2014 was approximately $817 million, primarily resulting from earnings from our operations. Additionally, during the first three months of 2014, we decreased the amount of our inventory, primarily due to the sale of NGL and natural gas inventory related to high demand for product used for heating during the extended 2014 winter season. The net proceeds received from liquidation of such inventory were used to repay borrowings under the PAA commercial paper program and favorably impacted cash flow from operating activities.

Net cash provided by operating activities for the first three months of 2013 of approximately $978 million also resulted primarily from earnings from our operations. In addition, we decreased the amount of our inventory during the first quarter of 2013, primarily due to the sale of NGL inventory related to product demand caused by increases in (i) heating requirements during the 2013 winter season, (ii) export activity that reduced overall product availability in the market and (iii) petrochemical demand.  The net proceeds received from liquidation of such inventory during the quarter were used to repay borrowings under our credit facilities and favorably impacted our cash flow from operating activities.

Acquisitions and Capital Expenditures

In addition to operating needs discussed above, we also use cash for acquisition activities and internal growth projects. We have made and will continue to make capital expenditures for acquisitions, expansion capital and maintenance capital.

2014 Capital Expansion Projects.  See “—Acquisitions and Internal Growth Projects” for detail of our projected capital expenditures for the year ended December 31, 2014. We expect the majority of funding for our 2014 capital program will be provided by borrowings under the PAA commercial paper program, our credit facilities and cash flow in excess of partnership distributions, as well as through our access to the capital markets for equity and debt as we deem necessary.

Acquisitions.  The price of acquisitions includes cash paid, assumed liabilities and net working capital items. Because of the non-cash items included in the total price of the acquisition and the timing of certain cash payments, the net cash paid may differ significantly from the total price of the acquisitions completed during the period. Historically, we have financed acquisitions primarily with cash generated by operations and the financing activities discussed below.

Equity and Debt Financing Activities

On a consolidated basis, our financing activities primarily relate to funding acquisitions, internal capital projects and refinancing our debt maturities, as well as short-term working capital and hedged inventory borrowings related to our NGL business and contango market activities. Our financing activities have primarily consisted of PAA equity offerings, PAA senior notes offerings and borrowings and repayments under the PAA commercial paper program or credit facilities, as well as payments to our Class A shareholders and noncontrolling interests.

PAA Registration Statements.  PAA periodically accesses the capital markets for both equity and debt financing. PAA has filed with the SEC a universal shelf registration statement that, subject to effectiveness at the time of use, allows PAA to issue up to an aggregate of $2.0 billion of debt or equity securities (“Traditional Shelf”). All issuances of equity securities associated with PAA’s continuous offering program, as discussed further below, have been issued pursuant to the Traditional Shelf. At March 31, 2014, PAA had approximately $1.3 billion of unsold securities available under the Traditional Shelf. PAA also has access to a universal shelf registration statement (“WKSI Shelf”), which provides it with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and capital needs.

PAA Continuous Offering Program. During the three months ended March 31, 2014, PAA issued an aggregate of approximately 2.8 million common units under its continuous offering program, generating net proceeds of approximately $148 million. The net proceeds from these sales were used for general partnership purposes.

Credit Agreements, Commercial Paper Program and Indentures. The PAA credit agreements, which impact the ability to access the PAA commercial paper program because they provide the backstop that supports PAA’s short-term credit ratings, the AAP credit agreement and the indentures governing PAA’s senior notes contain cross-default provisions. A default under the credit agreements would permit the lenders to accelerate the maturity of the outstanding debt. As long as PAA and AAP are in compliance with the provisions in the credit agreements, their ability to make distributions of available cash is not restricted. PAA and AAP were in compliance with the covenants contained in the credit agreements and indentures as of March 31, 2014.

On a consolidated basis, during the three months ended March 31, 2014 and 2013 we had net repayments on the credit agreements and PAA commercial paper program of approximately $123 million and $378 million, respectively. The repayments during both periods were primarily driven by cash flow from operating activities, including sales of NGL inventory that was liquidated during the periods, as well as cash received from PAA common units issued under PAA’s continuous offering program.

In April 2014, PAA completed the issuance of $700 million, 4.70% senior notes due 2044 at a public offering price of 99.734%. Interest payments are due on June 15 and December 15 of each year, commencing on December 15, 2014. The net proceeds from this offering of approximately $691 million were used to repay outstanding borrowings under the PAA commercial paper program and for general partnership purposes.

Distributions Paid to Our Class A Shareholders and Noncontrolling Interests

Distributions to our Class A shareholders.  We distribute 100% of our available cash within 55 days after the end of each quarter to Class A shareholders of record. Available cash is generally defined as all of our cash and cash equivalents on hand at the end of each quarter less reserves established in the discretion of our general partner for future requirements. On May 15, 2014, we will pay a quarterly distribution of $0.17055 per Class A share. See Note 8 to our condensed consolidated financial statements for details of distributions paid. Also, see Item 5. “Market for Registrant’s Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities-Cash Distribution Policy” included in our 2013 Annual Report on Form 10-K for additional discussion on distributions.

Distributions to noncontrolling interests.  Distributions to noncontrolling interests represent amounts paid on interests in consolidated entities that are not owned by us. During the three months ended March 31, 2014 and 2013 we paid distributions of approximately $309 million and $284 million, respectively, to noncontrolling interests.

We believe that we have sufficient liquid assets, cash flow from operating activities and borrowing capacity under credit agreements to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures. We are, however, subject to business and operational risks that could adversely affect our cash flow. A prolonged material decrease in our cash flows would likely produce an adverse effect on our borrowing capacity.

Contingencies

For a discussion of contingencies that may impact us, see Note 11 to our condensed consolidated financial statements.

Commitments

Contractual Obligations.  In the ordinary course of doing business, we purchase crude oil and NGL from third parties under contracts, the majority of which range in term from thirty-day evergreen to five years with a limited number of contracts extending up to approximately ten years. We establish a margin for these purchases by entering into various types of physical and financial sale and exchange transactions through which we seek to maintain a position that is substantially balanced between purchases on the one hand and sales and future delivery obligations on the other. In addition, we enter into similar contractual obligations in conjunction with our natural gas operations. The table below includes purchase obligations related to these activities. Where applicable, the amounts presented represent the net obligations associated with our counterparties (including giving effect to netting buy/sell contracts and those subject to a net settlement arrangement). We do not expect to use a significant amount of internal capital to meet these obligations, as the obligations will be funded by corresponding sales to entities that we deem creditworthy or who have provided credit support we consider adequate.

The following table includes our best estimate of the amount and timing of these payments as well as others due under the specified contractual obligations as of March 31, 2014 (in millions):

	Remainder of 2014	2015	2016	2017	2018	2019 and Thereafter	Total
Long-term debt, including related interest payments (1)	$272	$904	$510	$705	$1,395	$7,350	$11,136
Leases (2)	115	140	123	102	77	386	943
Other obligations (3)	209	98	60	41	24	140	572
Subtotal	596	1,142	693	848	1,496	7,876	12,651
Crude oil, natural gas, NGL and other purchases (4)	10,196	6,220	5,599	3,999	2,480	7,972	36,466
Total	$10,792	$7,362	$6,292	$4,847	$3,976	$15,848	$49,117

(1)                                     Includes debt service payments, interest payments due on PAA’s senior notes, interest payments on long-term borrowings outstanding under the AAP credit agreement and the commitment fee on assumed available capacity under the PAA revolving credit facilities. Although there may be short-term borrowings under the PAA revolving credit facilities and commercial paper program, we historically repay and borrow at varying amounts. As such, we have included only the maximum commitment fee (as if no short-term borrowings were outstanding on the facilities or commercial paper program) in the amounts above.

(2)                                     Leases are primarily for (i) surface rentals, (ii) office rent, (iii) pipeline assets and (iv) trucks, trailers and railcars.

(3)                                     Includes (i) other long-term liabilities, (ii) storage and transportation agreements and (iii) commitments related to capital expansion projects, including projected contributions for our share of the capital spending of our equity-method investments. Excludes a non-current liability of approximately $2 million related to derivative activity included in Crude oil, natural gas, NGL and other purchases.

(4)                                     Amounts are primarily based on estimated volumes and market prices based on average activity during March 2014. The actual physical volume purchased and actual settlement prices will vary from the assumptions used in the table. Uncertainties involved in these estimates include levels of production at the wellhead, weather conditions, changes in market prices and other conditions beyond our control.

Letters of Credit.  In connection with supply and logistics activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase of crude oil, NGL and natural gas. Additionally, we issue letters of credit to support insurance programs and construction activities. At March 31, 2014 and December 31, 2013, we had outstanding letters of credit of approximately $70 million and $41 million, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

Recent Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements.

Critical Accounting Policies and Estimates

For additional discussion regarding our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” under Item 7 of our 2013 Annual Report on Form 10-K.

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

•                  our expected receipt of, and amounts of, distributions from AAP;

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

•                  maintenance of PAA’s credit rating and ability to receive open credit from our suppliers and trade counterparties;

•                  continued creditworthiness of, and performance by, our counterparties, including financial institutions and trading companies with which we do business;

•                  the currency exchange rate of the Canadian dollar;

•                  the availability of, and our ability to consummate, acquisition or combination opportunities;

•                  the successful integration and future performance of acquired assets or businesses and the risks associated with operating in lines of business that are distinct and separate from our historical operations;

•                  weather interference with business operations or project construction, including the impact of extreme weather events or conditions;

•                  the effectiveness of our risk management activities;

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

Other factors described herein, as well as factors that are unknown or unpredictable, could also have a material adverse effect on future results.  Please read “Risk Factors” discussed in Item 1A of our 2013 Annual Report on Form 10-K.  Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information.

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

The fair value of our commodity derivatives and the change in fair value as of March 31, 2014 that would be expected from a 10% price increase or decrease is shown in the table below (in millions):

		Effect of 10%	Effect of 10%
	Fair Value	Price Increase	Price Decrease
Crude oil and related products	$38	$25	$(24)
Natural gas	1	$4	$(4)
NGL and other	16	$(10)	$10
Total fair value	$55

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

Interest Rate Risk

Our use of variable rate debt and any forecasted issuances of fixed rate debt expose us to interest rate risk. Therefore, from time to time we use interest rate derivatives to hedge interest rate risk associated with anticipated debt issuances and, in certain cases, outstanding debt instruments.  All of our senior notes are fixed rate notes and thus are not subject to interest rate risk. The majority of our variable rate debt at March 31, 2014, approximately $1.5 billion, is subject to interest rate re-sets, which range from one week to three months. The average interest rate of approximately 0.8% is based upon rates in effect during the first three months ended March 31, 2014. The fair value of our interest rate derivatives is an asset of approximately $6 million as of March 31, 2014. A 10% increase in the forward LIBOR curve as of March 31, 2014 would result in an increase of approximately $18 million to the fair value of our interest rate derivatives. A 10% decrease in the forward LIBOR curve as of March 31, 2014 would result in a decrease of approximately $18 million to the fair value of our interest rate derivatives. See Note 10 to our condensed consolidated financial statements for a discussion of our interest rate risk hedging activities.

Currency Exchange Rate Risk

We use foreign currency derivatives to hedge foreign currency exchange rate risk associated with our exposure to fluctuations in the USD-to-CAD exchange rate. Because a significant portion of our Canadian business is conducted in CAD and, at times, a portion of our debt is denominated in CAD, we use certain financial instruments to minimize the risks of unfavorable changes in exchange rates. These instruments include foreign currency exchange contracts, forwards and options. The fair value of our foreign currency derivatives is a liability of approximately $3 million as of March 31, 2014. A 10% increase in the exchange rate (USD-to-CAD) would result in a decrease of approximately $19 million to the fair value of our foreign currency derivatives. A 10% decrease in the exchange rate (USD-to-CAD) would result in an increase of approximately $19 million to the fair value of our foreign currency derivatives. See Note 10 to our condensed consolidated financial statements for a discussion of our currency exchange rate risk hedging.

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

Changes in Internal Control over Financial Reporting

In addition to the information concerning our DCP, we are required to disclose certain changes in internal control over financial reporting. Although we have made various enhancements to our controls, there have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item  1A.                      RISK FACTORS

For a discussion regarding our risk factors, see Item 1A of our 2013 Annual Report on Form 10-K.  Those risks and uncertainties are not the only ones facing us and there may be additional matters of which we are unaware or that we currently consider immaterial.  All of those risks and uncertainties could adversely affect our business, financial condition and/or results of operations.

Item  2.                               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with our IPO and related transactions, the former owners of Plains All American GP LLC (the “Legacy Owners”) acquired the following interests (collectively, the “Stapled Interests”):  (i) AAP units representing an economic limited partner interest in Plains AAP, L.P. (“AAP”); (ii) general partner units representing a non-economic membership interest in PAA GP Holdings LLC (“GP Holdings”), our general partner; and (iii) Class B shares representing a non-economic limited partner interest in us.  The Legacy Owners and any permitted transferees of their Stapled Interests have the right to exchange (the “Exchange Right”) all or a portion of such Stapled Interests for an equivalent number of Class A shares.  In connection with the exercise of the Exchange Right, the Stapled Interests are transferred to us and the applicable Class B shares are canceled.  Although we issue one Class A share for each Stapled Interest that is exchanged, we also receive one AAP unit and one general partner unit.  As a result, the exercise by Legacy Owners of the Exchange Right is not dilutive.  During the quarter ended March 31, 2014, certain Legacy Owners exercised the Exchange Right, which resulted in the issuance of additional Class A shares.  The following table reflects such Exchange Right exercises and related issuances of Class A shares:

	AAP Units, General Partner Units and Class B Shares	Class A Shares
Balance at December 31, 2013	472,196,136	133,833,637
Shares (exchanged)/issued in connection with Exchange Right exercises	(2,000,000)	2,000,000
Balance at March 31, 2014	470,196,136	135,833,637

The issuance of Class A shares in connection with the exercise of the Exchange Rights was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

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

Date: May 13, 2014

	By:	/s/ Greg L. Armstrong
Greg L. Armstrong, Chairman of the Board,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 13, 2014

	By:	/s/ Al Swanson
Al Swanson, Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 13, 2014

	By:	/s/ Chris Herbold
Chris Herbold, Vice President- Accounting and
Chief Accounting Officer
(Principal Accounting Officer)

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

Indenture dated September 25, 2002 among Plains All American Pipeline, L.P., PAA Finance Corp. and Wachovia Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

4.2	—

Fourth Supplemental Indenture (Series A and Series B 5.875% Senior Notes due 2016) dated August 12, 2004 among Plains All American Pipeline, L.P., PAA Finance Corp., the Subsidiary Guarantors named therein and Wachovia Bank, National Association, as trustee (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-4, File No. 333-121168).

4.3	—

Fifth Supplemental Indenture (Series A and Series B 5.25% Senior Notes due 2015) dated May 27, 2005 among Plains All American Pipeline, L.P., PAA Finance Corp., the Subsidiary Guarantors named therein and Wachovia Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed May 31, 2005).

4.4	—

Sixth Supplemental Indenture (Series A and Series B 6.70% Senior Notes due 2036) dated May 12, 2006 among Plains All American Pipeline, L.P., PAA Finance Corp., the Subsidiary Guarantors named therein and Wachovia Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed May 12, 2006).

4.5	—

Ninth Supplemental Indenture (Series A and Series B 6.125% Senior Notes due 2017) dated October 30, 2006 among Plains All American Pipeline, L.P., PAA Finance Corp., the Subsidiary Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed October 30, 2006).

4.6	—

Tenth Supplemental Indenture (Series A and Series B 6.650% Senior Notes due 2037) dated October 30, 2006 among Plains All American Pipeline, L.P., PAA Finance Corp., the Subsidiary Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed October 30, 2006).

4.7	—

Thirteenth Supplemental Indenture (Series A and Series B 6.5% Senior Notes due 2018) dated April 23, 2008 among Plains All American Pipeline, L.P., PAA Finance Corp., the Subsidiary Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed April 23, 2008).

4.8	—

Fifteenth Supplemental Indenture (8.75% Senior Notes due 2019) dated April 20, 2009 among Plains All American Pipeline, L.P., PAA Finance Corp., the Subsidiary Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed April 20, 2009).

4.9	—

Seventeenth Supplemental Indenture (5.75% Senior Notes due 2020) dated September 4, 2009 among Plains All American Pipeline, L.P., PAA Finance Corp., the Subsidiary Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed September 4, 2009).

4.10	—

Eighteenth Supplemental Indenture (3.95% Senior Notes due 2015) dated July 14, 2010 among Plains All American Pipeline, L.P., PAA Finance Corp., the Subsidiary Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed July 13, 2010).

4.11	—

Nineteenth Supplemental Indenture (5.00% Senior Notes due 2021) dated January 14, 2011 among Plains All American Pipeline, L.P., PAA Finance Corp., the Subsidiary Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed January 11, 2011).

4.12	—

Twentieth Supplemental Indenture (3.65% Senior Notes due 2022) dated March 22, 2012 among Plains All American Pipeline, L.P., PAA Finance Corp and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed March 26, 2012).

4.13	—

Twenty-First Supplemental Indenture (5.15% Senior Notes due 2042) dated March 22, 2012 among Plains All American Pipeline, L.P., PAA Finance Corp and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed March 26, 2012).

4.14	—

Twenty-Second Supplemental Indenture (2.85% Senior Notes due 2023) dated December 10, 2012, by and among Plains All American Pipeline, L.P., PAA Finance Corp., and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed December 12, 2012).

4.15	—

Twenty-Third Supplemental Indenture (4.30% Senior Notes due 2043) dated December 10, 2012, by and among Plains All American Pipeline, L.P., PAA Finance Corp., and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed December 12, 2012).

4.16	—	Twenty-Fourth Supplemental Indenture (3.85% Senior Notes due 2023) dated August 15, 2013, by and among

Plains All American Pipeline, L.P., PAA Finance Corp., and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed August 15, 2013).

4.17	—

Twenty-Fifth Supplemental Indenture (4.70% Senior Notes due 2044) dated April 23, 2014, by and among Plains All American Pipeline, L.P., PAA Finance Corp., and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed April 29, 2014).

10.1 †	—	Form of LTIP Grant Letter (PAGP Audit Committee Members).

12.1 †	—	Computation of Ratio of Earnings to Fixed Charges

31.1 †	—	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2 †	—	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1 ††	—	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350

32.2 ††	—	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350

101.INS††	—	XBRL Instance Document

101.SCH††	—	XBRL Taxonomy Extension Schema Document

101.CAL††	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF††	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB††	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE††	—	XBRL Taxonomy Extension Presentation Linkbase Document

†          Filed herewith.

††        Furnished herewith.