Form 10-Q
period 2014-09-30
PLAINS GP HOLDINGS LP
filed 2014-11-07
CIK 1581990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014, there were 136,046,637 Class A Shares outstanding.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.                                 UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$35	$43
Trade accounts receivable and other receivables, net	3,522	3,637
Inventory	1,314	1,065
Other current assets	290	220
Total current assets	5,161	4,965

PROPERTY AND EQUIPMENT	13,857	12,514
Accumulated depreciation	(1,871)	(1,673)
Property and equipment, net	11,986	10,841

OTHER ASSETS
Goodwill	2,481	2,503
Linefill and base gas	903	798
Long-term inventory	270	251
Investments in unconsolidated entities	582	485
Other, net	1,543	1,610
Total assets	$22,926	$21,453

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,170	$3,985
Short-term debt	976	1,113
Other current liabilities	423	315
Total current liabilities	5,569	5,413

LONG-TERM LIABILITIES
Senior notes, net of unamortized discount of $16 and $15, respectively	7,609	6,710
Long-term debt under credit facilities and other	535	520
Other long-term liabilities and deferred credits	526	531
Total long-term liabilities	8,670	7,761

COMMITMENTS AND CONTINGENCIES (NOTE 11)

PARTNERS’ CAPITAL
Class A Shareholders (136,046,637 and 133,833,637 shares outstanding, respectively)	1,037	1,035
Class B Shareholders (469,983,136 and 472,196,136 shares outstanding, respectively)	—	—
Noncontrolling interests	7,650	7,244
Total partners’ capital	8,687	8,279
Total liabilities and partners’ capital	$22,926	$21,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
REVENUES
Supply and Logistics segment revenues	$10,788	$10,386	$32,988	$30,542
Transportation segment revenues	198	179	574	517
Facilities segment revenues	141	138	443	558
Total revenues	11,127	10,703	34,005	31,617

COSTS AND EXPENSES
Purchases and related costs	10,166	9,909	31,116	28,733
Field operating costs	382	326	1,078	1,010
General and administrative expenses	79	79	260	276
Depreciation and amortization	97	93	294	266
Total costs and expenses	10,724	10,407	32,748	30,285

OPERATING INCOME	403	296	1,257	1,332

OTHER INCOME/(EXPENSE)
Equity earnings in unconsolidated entities	29	19	73	42
Interest expense (net of capitalized interest of $12, $11, $33 and $30, respectively)	(88)	(73)	(254)	(227)
Other income/(expense), net	(4)	3	(2)	2

INCOME BEFORE TAX	340	245	1,074	1,149
Current income tax expense	(10)	(17)	(62)	(69)
Deferred income tax benefit/(expense)	(19)	8	(54)	(10)

NET INCOME	311	236	958	1,070
Net income attributable to noncontrolling interests	(295)	(235)	(913)	(1,067)
NET INCOME ATTRIBUTABLE TO PAGP	$16	$1	$45	$3

BASIC AND DILUTED NET INCOME PER CLASS A SHARE	$0.12		$0.33

BASIC AND DILUTED WEIGHTED AVERAGE CLASS A SHARES OUTSTANDING	136		136

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Net income	$311	$236	$958	$1,070
Other comprehensive income/(loss)	(167)	39	(211)	(98)
Comprehensive income	144	275	747	972
Comprehensive income attributable to noncontrolling interests	(129)	(274)	(703)	(969)
Comprehensive income attributable to PAGP	$15	$1	$44	$3

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)

(in millions)

	Derivative	Translation
	Instruments	Adjustments	Total
		(unaudited)
Balance at December 31, 2013	$(77)	$(20)	$(97)

Reclassification adjustments	16	—	16
Deferred loss on cash flow hedges, net of tax	(57)	—	(57)
Currency translation adjustments	—	(170)	(170)
Total period activity	(41)	(170)	(211)
Balance at September 30, 2014	$(118)	$(190)	$(308)

	Derivative	Translation
	Instruments	Adjustments	Total
		(unaudited)
Balance at December 31, 2012	$(121)	$200	$79

Reclassification adjustments	(124)	—	(124)
Deferred gain on cash flow hedges, net of tax	141	—	141
Currency translation adjustments	—	(115)	(115)
Total period activity	17	(115)	(98)
Balance at September 30, 2013	$(104)	$85	$(19)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine Months Ended September 30,
	2014	2013
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$958	$1,070
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	294	266
Equity-indexed compensation expense	91	96
Inventory valuation adjustments	37	7
Deferred income tax expense	54	10
Gain on sales of linefill and base gas	(8)	(5)
(Gain)/loss on foreign currency revaluation	10	(6)
Settlement of terminated interest rate hedging instruments	(7)	8
Equity earnings in unconsolidated entities, net of distributions	1	(7)
Other	10	—
Changes in assets and liabilities, net of acquisitions	(174)	150
Net cash provided by operating activities	1,266	1,589

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in connection with acquisitions, net of cash acquired	(10)	(28)
Additions to property, equipment and other	(1,424)	(1,217)
Cash received for sales of linefill and base gas	24	25
Cash paid for purchases of linefill and base gas	(159)	(61)
Investment in unconsolidated entities	(98)	(124)
Proceeds from sales of assets	2	62
Other investing activities	1	3
Net cash used in investing activities	(1,664)	(1,340)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under PAA senior secured hedged inventory facility (Note 6)	—	(659)
Net repayments under PAA senior unsecured revolving credit facility (Note 6)	—	(92)
Net repayments under PNG credit agreement	—	(32)
Net borrowings under AAP revolving credit facility (Note 6)	16	1
Proceeds from AAP term loan	—	300
Net borrowings/(repayments) under PAA commercial paper program (Note 6)	(683)	319
Proceeds from the issuance of PAA senior notes (Note 6)	1,447	699
Net proceeds from the issuance of common units by subsidiaries (Note 8)	655	431
Contributions from noncontrolling interests related to issuances of common units by subsidiaries	—	10
Distributions paid to noncontrolling interests (Note 8)	(959)	(1,182)
Distributions paid to Class A shareholders (Note 8)	(65)	—
Distributions paid to members	—	(6)
Other financing activities	(20)	(26)
Net cash provided by/(used in) financing activities	391	(237)

Effect of translation adjustment on cash	(1)	(3)

Net increase/(decrease) in cash and cash equivalents	(8)	9
Cash and cash equivalents, beginning of period	43	25
Cash and cash equivalents, end of period	$35	$34

Cash paid for:
Interest, net of amounts capitalized	$245	$234
Income taxes, net of amounts refunded	$135	$19

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL / MEMBERS’ EQUITY

(in millions)

	Partners’ Capital
	(Excluding Noncontrolling Interests)					Total
	Class A		Class B		Noncontrolling	Partners’
	Shares	Amount	Shares	Amount	Interests	Capital
			(unaudited)
Balance at December 31, 2013	133.8	$1,035	472.2	$—	$7,244	$8,279
Net income	—	45	—	—	913	958
Distributions	—	(65)	—	—	(959)	(1,024)
Transfer of ownership interest in connection with AAP unit exchanges (Note 8)	2.2	(1)	(2.2)	—	1	—
Deferred tax asset	—	23	—	—	—	23
Issuance of common units by subsidiaries	—	—	—	—	655	655
Issuance of PAA common units under LTIP, net of units tendered by employees to satisfy tax withholding obligations	—	—	—	—	(18)	(18)
Equity-indexed compensation expense	—	1	—	—	30	31
Distribution equivalent right payments	—	—	—	—	(5)	(5)
Other comprehensive loss	—	(1)	—	—	(210)	(211)
Other	—	—	—	—	(1)	(1)
Balance at September 30, 2014	136.0	$1,037	470.0	$—	$7,650	$8,687

	Members’ Equity (Excluding Noncontrolling Interests)	Noncontrolling Interests	Total Members’ Equity
	(unaudited)
Balance at December 31, 2012	$—	$6,968	$6,968
Net income	3	1,067	1,070
Distributions	(6)	(1,182)	(1,188)
Issuance of common units by subsidiaries	—	431	431
Contributions from noncontrolling interests related to the issuance of common units by subsidiaries	—	9	9
Issuance of PAA common units under LTIP, net of units tendered by employees to satisfy tax withholding obligations	—	(11)	(11)
Equity-indexed compensation expense	—	31	31
Distribution equivalent right payments	—	(4)	(4)
Other comprehensive loss	—	(98)	(98)
Other	—	(2)	(2)
Balance at September 30, 2013	$(3)	$7,209	$7,206

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

We completed our initial public offering (“IPO”) on October 21, 2013. Immediately prior to our IPO, certain owners of Plains AAP, L.P. (“AAP”) sold a portion of their interests in AAP to us, resulting in our ownership of Class A units of AAP (“AAP units”), which represent limited partnership interests in AAP. As of September 30, 2014, we owned 136,046,637 AAP units (representing an approximate 22.4% limited partner interest in AAP). AAP is a Delaware limited partnership that directly owns all of PAA’s IDRs and indirectly owns the 2% general partner interest in PAA. AAP is the sole member of PAA GP LLC (“PAA GP”), a Delaware limited liability company that directly holds the 2% general partner interest in PAA. Also, through a series of transactions prior to our IPO with Plains GP Holdings LLC (our general partner), a Delaware limited liability company, and the owners of Plains All American GP LLC (“GP LLC”), a Delaware limited liability company formed on May 2, 2001, GP LLC’s general partner interest in AAP became a non-economic interest, and we became the owner of a 100% managing member interest in GP LLC. See “Basis of Consolidation and Presentation” below for the resulting accounting impacts.

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

Basis of Consolidation and Presentation

The accompanying unaudited condensed consolidated interim financial statements and notes thereto should be read in conjunction with our 2013 Annual Report on Form 10-K. The financial statements have been prepared in accordance with the instructions for interim reporting as set forth by the SEC. All adjustments (consisting only of normal recurring adjustments) that in the opinion of management were necessary for a fair statement of the results for the interim periods have been reflected.  All significant intercompany transactions have been eliminated in consolidation. Certain reclassifications have been made to information from previous years to conform to the current presentation. The condensed consolidated balance sheet data as of December 31, 2013 was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and nine months ended September 30, 2014 should not be taken as indicative of results to be expected for the entire year. These financials include PAGP and all of our wholly owned subsidiaries and those entities that we control. Under GAAP, we consolidate PAA, AAP and GP LLC. Amounts associated with the interests in these entities not owned by us are reflected in our results of operations as net income attributable to noncontrolling interests and in our balance sheet partners’ capital section as noncontrolling interests.

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

Note 2—Recent Accounting Pronouncements

Other than as discussed below and in our 2013 Annual Report on Form 10-K, no new accounting pronouncements have become effective or have been issued during the nine months ended September 30, 2014 that are of significance or potential significance to us.

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

To mitigate credit risk related to our accounts receivable, we have in place a rigorous credit review process.  We closely monitor market conditions in order to make a determination with respect to the amount, if any, of credit to be extended to any given customer and the form and amount of financial performance assurances we require. Such financial assurances are commonly provided to us in the form of advance cash payments, standby letters of credit or parental guarantees. As of September 30, 2014 and December 31, 2013, we had received $181 million and $117 million, respectively, of advance cash payments from third parties to mitigate credit risk. Furthermore, as of September 30, 2014 and December 31, 2013, we had received $278 million and $426 million, respectively, of standby letters of credit to support obligations due from third parties, a portion of which applies to future business. In addition, in an effort to mitigate credit risk, a significant portion of our transactions with counterparties are settled on a net-cash basis. Further, we enter into netting agreements (contractual agreements that allow us to offset receivables and payables with those counterparties against each other on our balance sheet) for a majority of such arrangements.

We review all outstanding accounts receivable balances on a monthly basis and record a reserve for amounts that we expect will not be fully recovered. We do not apply actual balances against the reserve until we have exhausted substantially all collection efforts. At September 30, 2014 and December 31, 2013, substantially all of our accounts receivable (net of allowance for doubtful accounts) were less than 30 days past their scheduled invoice date. Our allowance for doubtful accounts receivable totaled $4 million and $5 million at September 30, 2014 and December 31, 2013, respectively. Although we consider our allowance for doubtful accounts receivable to be adequate, actual amounts could vary significantly from estimated amounts.

Note 4—Inventory, Linefill and Base Gas and Long-term Inventory

Inventory, linefill and base gas and long-term inventory consisted of the following as of the dates indicated (barrels and natural gas volumes in thousands and carrying value in millions):

	September 30, 2014				December 31, 2013
		Unit of	Carrying	Price/		Unit of	Carrying	Price/
	Volumes	Measure	Value	Unit (1)	Volumes	Measure	Value	Unit (1)
Inventory
Crude oil	5,665	barrels	$476	$84.02	6,951	barrels	$540	$77.69
NGL	17,392	barrels	699	$40.19	8,061	barrels	352	$43.67
Natural gas	29,245	Mcf	119	$4.07	40,505	Mcf	150	$3.70
Other	N/A		20	N/A	N/A		23	N/A
Inventory subtotal			1,314				1,065

Linefill and base gas
Crude oil	11,390	barrels	715	$62.77	10,966	barrels	679	$61.92
NGL	1,214	barrels	54	$44.48	1,341	barrels	62	$46.23
Natural gas	28,612	Mcf	134	$4.68	16,615	Mcf	57	$3.43
Linefill and base gas subtotal			903				798

Long-term inventory
Crude oil	2,557	barrels	207	$80.95	2,498	barrels	202	$80.86
NGL	1,681	barrels	63	$37.48	1,161	barrels	49	$42.20
Long-term inventory subtotal			270				251

Total			$2,487				$2,114

(1)                                 Price per unit of measure is comprised of a weighted average associated with various grades, qualities and locations. Accordingly, these prices may not coincide with any published benchmarks for such products.

At the end of each reporting period, we assess the carrying value of our inventory and make any adjustments necessary to reduce the carrying value to the applicable net realizable value. We did not record any such charges during the three months ended September 30, 2014. We recorded a charge of $37 million during the nine months ended September 30, 2014 related to the writedown of our natural gas inventory that was purchased in conjunction with managing natural gas storage deliverability requirements during the extended period of severe cold weather in the first quarter of 2014. During the three and nine months ended September 30, 2013, we recorded a charge of $7 million, primarily related to the writedown of our crude oil inventory due to declines in prices during the period. These adjustments are a component of “Purchases and related costs” on our accompanying condensed consolidated statements of operations. The recognition of the adjustment in 2013 was substantially offset by the recognition of gains on derivative instruments being utilized to hedge the future sales of our crude oil inventory. Substantially all of such gains were recorded to “Supply and Logistics segment revenues” on our accompanying condensed consolidated statements of operations. See Note 10 for discussion of our derivatives and risk management activities.

Note 5—Goodwill

The table below reflects our goodwill by segment and changes during the period indicated (in millions):

	Transportation	Facilities	Supply and Logistics	Total
Balance at December 31, 2013	$878	$1,162	$463	$2,503
Foreign currency translation adjustments	(14)	(6)	(3)	(23)
Other	—	1	—	1
Balance at September 30, 2014	$864	$1,157	$460	$2,481

We completed our annual goodwill impairment test as of June 30, 2014 and determined that there was no impairment of goodwill.

Note 6—Debt

Debt consisted of the following as of the dates indicated (in millions):

	September 30,	December 31,
	2014	2013
SHORT-TERM DEBT
PAA commercial paper notes, bearing a weighted-average interest rate of 0.30% and 0.33%, respectively (1)	$423	$1,109
PAA senior notes:
5.25% senior notes due June 2015	150	—
3.95% senior notes due September 2015	400	—
Other	3	4
Total short-term debt	976	1,113

LONG-TERM DEBT
PAA senior notes:
5.25% senior notes due June 2015	—	150
3.95% senior notes due September 2015	—	400
5.88% senior notes due August 2016	175	175
6.13% senior notes due January 2017	400	400
6.50% senior notes due May 2018	600	600
8.75% senior notes due May 2019	350	350
5.75% senior notes due January 2020	500	500
5.00% senior notes due February 2021	600	600
3.65% senior notes due June 2022	750	750
2.85% senior notes due January 2023	400	400
3.85% senior notes due October 2023	700	700
3.60% senior notes due November 2024	750	—
6.70% senior notes due May 2036	250	250
6.65% senior notes due January 2037	600	600
5.15% senior notes due June 2042	500	500
4.30% senior notes due January 2043	350	350
4.70% senior notes due June 2044	700	—
Unamortized discounts	(16)	(15)
PAA senior notes, net of unamortized discounts	7,609	6,710
Credit Facilities and Other:
AAP term loan, bearing a weighted-average interest rate of 1.8% and 1.9%, respectively (2)	500	500
AAP senior secured revolving credit facility, bearing a weighted-average interest rate of 1.7% and 2.2%, respectively (2)	31	15
Other	4	5
Total long-term debt	8,144	7,230
Total debt (3)	$9,120	$8,343

(1)                                     PAA commercial paper notes are backstopped by the PAA senior unsecured revolving credit facility and the PAA senior secured hedged inventory facility, which mature in August 2019 and August 2017, respectively; as such, any borrowings under the PAA commercial paper program effectively reduce the available capacity under these facilities. At September 30, 2014 and December 31, 2013, we classified $423 million and approximately $1.1 billion, respectively, of borrowings under the PAA commercial paper program as short-term. These borrowings are primarily designated as working capital borrowings, must be repaid within one year and are primarily for hedged NGL and crude oil inventory and NYMEX and ICE margin deposits.

(2)                                     In September 2014, AAP extended the maturity dates of its term loan and senior secured revolving credit facility. See “Credit Facilities” below for further discussion.

(3)                                     PAA’s fixed-rate senior notes (including current maturities) had a face value of approximately $8.2 billion and $6.7 billion at September 30, 2014 and December 31, 2013, respectively. We estimated the aggregate fair value of these notes as of September 30, 2014 and December 31, 2013 to be approximately $8.8 billion and $7.2 billion, respectively. PAA’s fixed-rate senior notes are traded among institutions, and these trades are routinely published by a reporting service. Our determination of fair value is based on reported trading activity near quarter end. We estimate that the carrying value of outstanding borrowings under the credit facilities and the PAA commercial paper program approximates fair value as interest rates reflect current market rates. The fair value estimates for the PAA senior notes, the credit facilities and the PAA commercial paper program are based upon observable market data and are classified within Level 2 of the fair value hierarchy. See Note 10 for additional discussion of the fair value hierarchy.

Credit Facilities

In August 2014, PAA extended the maturity dates of its senior secured hedged inventory facility and senior unsecured revolving credit facility by one year through the exercise of the option included in the current credit agreements. The PAA senior secured hedged inventory facility and the PAA senior unsecured revolving credit facility now mature in August 2017 and August 2019, respectively.

In September 2014, AAP extended the maturity dates of its term loan and senior secured revolving credit facility by one year through the exercise of the option included in the current credit agreement. The AAP term loan and AAP senior secured revolving credit facility now mature in September 2019.

Borrowings and Repayments

Total borrowings under credit agreements and the PAA commercial paper program for the nine months ended September 30, 2014 and 2013 were approximately $55.7 billion and $13.2 billion, respectively. Total repayments under credit agreements and the PAA commercial paper program for the nine months ended September 30, 2014 and 2013 were approximately $56.3 billion and $13.4 billion, respectively. The variance in total gross borrowings and repayments is impacted by various business and financial factors including, but not limited to, the timing, average term and method of general partnership borrowing activities.

Letters of Credit

In connection with our supply and logistics activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase of crude oil, NGL and natural gas. Additionally, we issue letters of credit to support insurance programs and construction activities. At September 30, 2014 and December 31, 2013 we had outstanding letters of credit of $66 million and $41 million, respectively.

PAA Senior Notes Issuances

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

On September 9, 2014, PAA completed the issuance of $750 million, 3.60% senior notes due 2024 at a public offering price of 99.842%. Interest payments are due on May 1 and November 1 of each year, commencing on May 1, 2015.

PAA Commercial Paper Program

Effective October 20, 2014, the maximum aggregate borrowing capacity under the PAA commercial paper program was increased from $1.5 billion to $3.0 billion.

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

All AAP Management Units that have satisfied the applicable performance condition are considered potentially dilutive. Exchanges of potentially dilutive AAP units and AAP Management Units are assumed to have occurred at the beginning of the period and the incremental income attributable to PAGP resulting from the assumed exchanges is representative of the incremental income that would have been attributable to PAGP if the assumed exchanges occurred on that date. Our PAGP LTIP awards that contemplate the issuance of Class A Shares are considered dilutive unless (i) vesting occurs only upon the satisfaction of a performance condition and (ii) that performance condition has yet to be satisfied. PAGP LTIP awards that are deemed to be dilutive are reduced by a hypothetical share repurchase based on the remaining unamortized fair value, as prescribed by the treasury stock method in guidance issued by FASB. All outstanding PAGP LTIP awards as of September 30, 2014 are dilutive.

For the three and nine months ended September 30, 2014, the possible exchange of any AAP units and certain AAP Management Units would have had an antidilutive effect on net income per Class A share. For the same periods, our PAGP LTIP awards are dilutive; however, there are less than 0.1 million dilutive LTIP awards, which amount is not large enough to change the presentation of weighted average shares outstanding or net income per Class A share. The following table illustrates the calculation of basic net income per Class A share and diluted net income per Class A share for the three and nine months ended September 30, 2014 (in millions, except per share data):

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
Basic and Diluted Net Income per Class A Share
Net income attributable to PAGP	$16	$45
Basic and diluted weighted average Class A shares outstanding	136	136

Basic and diluted net income per Class A share	$0.12	$0.33

Note 8—Partners’ Capital and Distributions

Distributions

The following table details the distributions paid to Class A shareholders during or pertaining to the first nine months of 2014 (in millions, except per share data):

		Distributions to	Distributions per
Date Declared	Distribution Date	Class A Shareholders	Class A Share (2)
October 8, 2014	November 14, 2014 (1)	$26	$0.19075
July 8, 2014	August 14, 2014	$25	$0.18340
April 7, 2014	May 15, 2014	$23	$0.17055
January 9, 2014	February 14, 2014	$17	$0.12505

(1)                                     Payable to shareholders of record at the close of business on October 31, 2014, for the period July 1, 2014 through September 30, 2014.

(2)                                     The distribution per Class A share paid on February 14, 2014 was prorated for the partial quarter following the closing of our IPO on October 21, 2013.

Units Outstanding

Exchange Rights. Holders of AAP units and their permitted transferees each have the right to exchange all or a portion of their AAP units for Class A shares at an exchange ratio of one Class A share for each AAP unit exchanged (referred to herein as their “Exchange Right”). This Exchange Right may be exercised only if, simultaneously therewith, an equal number of Class B shares and general partner units are transferred by the exercising party to us. For additional information regarding Exchange Rights, see Note 10 to our Consolidated Financial Statements included in Part IV of our 2013 Annual Report on Form 10-K. During the nine months ended September 30, 2014, certain holders of AAP units and their permitted transferees exercised their Exchange Right, which resulted in the exchange of AAP units, general partner units and our Class B shares for our Class A shares. The following table reflects the impact of such Exchange Right exercises on our Class A and Class B shares outstanding:

	Class B Shares	Class A Shares
Balance at December 31, 2013	472,196,136	133,833,637
Shares (exchanged)/issued in connection with Exchange Right exercises	(2,213,000)	2,213,000
Balance at September 30, 2014	469,983,136	136,046,637

Consolidated Subsidiaries

Sales of Common Units by Subsidiaries

PAA Continuous Offering Program. In August 2014, PAA entered into an equity distribution agreement with several financial institutions pursuant to which PAA may offer and sell, through sales agents, common units representing limited partner interests in PAA having an aggregate offering price of up to $900 million.  During the nine months ended September 30, 2014, PAA issued an aggregate of approximately 11.8 million common units under its continuous offering program, generating proceeds of $655 million, net of offering costs.

Noncontrolling Interests in Subsidiaries

As of September 30, 2014, noncontrolling interests in subsidiaries consisted of (i) a 98% limited partner interest in PAA, (ii) an approximate 78% limited partner interest in AAP that consists of Class A units and AAP Management Units (a profits interest) and (iii) a 25% interest in SLC Pipeline LLC.

Subsidiary Distributions

PAA Distributions. The following table details the distributions to PAA’s partners paid during or pertaining to the first nine months of 2014, net of incentive distribution reductions (in millions, except per unit data):

		Distributions to PAA’s Partners				Distributions
		Limited	AAP			per limited
Date Declared	Distribution Date	Partners	Incentive	2%	Total	partner unit
October 8, 2014	November 14, 2014 (1)	$245	$124	$5	$374	$0.6600
July 8, 2014	August 14, 2014	$238	$117	$5	$360	$0.6450
April 7, 2014	May 15, 2014	$229	$110	$5	$344	$0.6300
January 9, 2014	February 14, 2014	$221	$102	$5	$328	$0.6150

(1)                                     Payable to unitholders of record at the close of business on October 31, 2014, for the period July 1, 2014 through September 30, 2014.

During the nine months ended September 30, 2014, distributions of approximately $2 million were paid to noncontrolling interests in SLC Pipeline LLC.

AAP Distributions. The following table details the distributions to AAP’s partners from distributions received from PAA paid during or pertaining to the first nine months of 2014 (in millions):

			Distributions to AAP’s Partners
	Distributions received	Cash		Noncontrolling
Distribution Date	by AAP from PAA	Reserves	Total	Interests	PAGP
November 14, 2014 (1)	$129	$(4)	$125	$99	$26
August 14, 2014	$122	$(3)	$119	$94	$25
May 15, 2014	$115	$(4)	$111	$88	$23
February 14, 2014 (2)	$107	$(3)	$104	$87	$17

(1)                                     Payable to unitholders of record at the close of business on October 31, 2014, for the period July 1, 2014 through September 30, 2014.

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

In September 2013, the AAP credit agreement was amended to increase the amount of the term loan by $300 million. Upon receipt, the net term loan proceeds of $299 million were distributed to AAP’s partners, excluding AAP Management Unit holders, in proportion to their respective ownership interests.

Note 9—Equity-Indexed Compensation Plans

We refer to the PAGP LTIP, PAA LTIPs and AAP Management Units collectively as our “Equity-indexed compensation plans.” For additional discussion of our equity-indexed compensation plans and awards, see Note 15 to our Consolidated Financial Statements included in Part IV of our 2013 Annual Report on Form 10-K.

In connection with our IPO in October 2013, our general partner adopted the PAGP LTIP, which is intended to align the interests of employees and directors with those of our shareholders by providing such employees and directors incentive compensation awards that reward achievement of targeted distribution levels and other business objectives. The PAGP LTIP provides for awards of options, restricted shares, phantom shares and share appreciation rights. Certain awards may also include distribution equivalent rights (“DERs”), which, subject to applicable vesting criteria, entitle the grantee to a cash payment equal to the cash distribution paid on an outstanding Class A share. The PAGP LTIP authorizes the issuance of up to 10 million Class A shares deliverable upon vesting. In February 2014, an aggregate of 83,200 phantom Class A shares were issued to our directors, resulting in expense of approximately $1 million for the nine months ended September 30, 2014.  These awards will vest annually in 25% increments, beginning in February 2015, and have an automatic re-grant feature such that as they vest, an equivalent amount is granted.

Equity-indexed compensation activity for PAA and PAGP LTIP awards is summarized in the following table (units and shares in millions):

		Weighted Average		Weighted Average
		Grant Date		Grant Date
	PAA Units (1)	Fair Value per Unit	PAGP Shares (1)	Fair Value per Share
Outstanding at December 31, 2013	8.4	$36.97	—	$—
Granted	1.1	$47.27	0.1	$27.84
Vested (2)	(1.9)	$25.54	—	$—
Cancelled or forfeited	(0.3)	$39.63	—	$—
Outstanding at September 30, 2014	7.3	$41.28	0.1	$27.84

(1)                                     Amounts do not include AAP Management Units.

(2)                                     During the nine months ended September 30, 2014, approximately 0.6 million PAA common units were issued, net of approximately 0.3 million units withheld for taxes, in connection with the settlement of vested awards. The remaining PAA awards (approximately 1.0 million units) that vested during the nine months ended September 30, 2014 were settled in cash.

AAP Management Units

Activity for AAP Management Units is summarized in the following table (in millions):

	Reserved for Future Grants	Outstanding	Outstanding Units Earned	Grant Date Fair Value Of Outstanding AAP Management Units (1)
Balance at December 31, 2013	3.5	48.6	47.0	$51
Granted	(0.4)	0.4	—	11
Earned	N/A	N/A	0.8	N/A
Balance at September 30, 2014	3.1	49.0	47.8	$62

(1)                                     Of the $62 million grant date fair value, approximately $54 million had been recognized through September 30, 2014. Approximately $5 million of such amount was recognized as expense during the nine months ended September 30, 2014.

Other Consolidated Equity-Indexed Compensation Plan Information

The table below summarizes the expense recognized and the value of vested LTIPs (settled both in PAA common units and cash) under our equity-indexed compensation plans and includes both liability-classified and equity-classified awards (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Equity-indexed compensation expense	$22	$17	$91	$96
LTIP unit-settled vestings	$1	$1	$52	$47
LTIP cash-settled vestings	$—	$—	$52	$61
DER cash payments	$2	$2	$6	$5

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

Commodity Purchases and Sales — In the normal course of our operations, we purchase and sell commodities.  We use derivatives to manage the associated risks and to optimize profits.  As of September 30, 2014, net derivative positions related to these activities included:

•                  An average of 248,700 barrels per day net long position (total of 7.7 million barrels) associated with our crude oil purchases, which was unwound ratably during October 2014 to match monthly average pricing.

•                  A net short time spread position averaging approximately 19,900 barrels per day (total of 11.5 million barrels), which hedges a portion of our anticipated crude oil lease gathering purchases through June 2016.  Our use of these derivatives does not expose us to outright price risk.

•                  An average of 15,200 barrels per day (total of 6.5 million barrels) of crude oil grade spread positions through December 2015. These derivatives allow us to lock in grade basis differentials. Our use of these derivatives does not expose us to outright price risk.

•                  A net short position of approximately 25.1 Bcf through April 2016 related to anticipated sales of natural gas inventory and base gas requirements.

•                  A net short position of approximately 12.1 million barrels through December 2015 related to the anticipated sales of our crude oil, NGL and refined products inventory.

Pipeline Loss Allowance Oil — As is common in the pipeline transportation industry, our tariffs incorporate a loss allowance factor that is intended to offset losses due to evaporation, measurement and other losses in transit.  We utilize derivative instruments to hedge a portion of the anticipated sales of the allowance oil that is to be collected under our tariffs.  As of September 30, 2014, our PLA hedges included a net short position for an average of approximately 1,400 barrels per day (total of 1.1 million barrels) through December 2016 and a long call position of approximately 0.6 million barrels through December 2016.

Natural Gas Processing/NGL Fractionation — As part of our supply and logistics activities, we purchase natural gas for processing and NGL mix for fractionation, and we sell the resulting individual specification products (including ethane, propane, butane and condensate).  In conjunction with these activities, we hedge the price risk associated with the purchase of the natural gas and the subsequent sale of the individual specification products.  As of September 30, 2014, we had a long natural gas position of approximately 33.3 Bcf through December 2016, a short propane position of approximately 5.4 million barrels through December 2016 and a short butane position of approximately 1.6 million barrels through December 2016.

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

Interest Rate Risk Hedging

We use interest rate derivatives to hedge interest rate risk associated with anticipated debt issuances and outstanding debt instruments.  The derivative instruments we use to manage this risk consist primarily of interest rate swaps and treasury locks.  As of September 30, 2014, AOCI includes deferred losses of $108 million that relate to open and terminated interest rate derivatives that were designated for hedge accounting.  The terminated interest rate derivatives were cash-settled in connection with the issuance or refinancing of debt agreements.  The deferred loss related to these instruments is being amortized to interest expense over the terms of the hedged debt instruments.

PAA has entered into forward starting interest rate swaps to hedge the underlying benchmark interest rate related to forecasted debt issuances through 2015.  The following table summarizes the terms of these forward starting interest rate swaps as of September 30, 2014 (notional amounts in millions):

Hedged Transaction	Number and Types of Derivatives Employed	Notional Amount	Expected Termination Date	Average Rate Locked	Accounting Treatment
Anticipated debt offering	10 forward starting swaps (30-year)	$250	6/15/2015	3.60%	Cash flow hedge

In anticipation of PAA’s April 2014 issuance of senior notes, PAA entered into an aggregate of five treasury lock agreements in March and April 2014 for a combined notional amount of $250 million at a locked in rate of 3.62%. The treasury locks were designated as cash flow hedges, thus changes in fair value are deferred in AOCI.  In connection with PAA’s April 2014 senior notes issuance, these treasury locks were terminated prior to maturity for an aggregate cash payment of $7 million.  The effective portion of the treasury locks was deferred in AOCI and will be amortized to interest expense over the life of the senior notes.

Currency Exchange Rate Risk Hedging

Because a significant portion of our Canadian business is conducted in CAD and, at times, a portion of our debt is denominated in CAD, we use foreign currency derivatives to minimize the risk of unfavorable changes in exchange rates.  These instruments include foreign currency exchange contracts and forwards.

As of September 30, 2014, our outstanding foreign currency derivatives include derivatives we use to (i) hedge currency exchange risk associated with USD-denominated commodity purchases and sales in Canada and (ii) hedge currency exchange risk created by the use of USD-denominated commodity derivatives to hedge commodity price risk associated with CAD-denominated commodity purchases and sales.

The following table summarizes our open forward exchange contracts as of September 30, 2014 (in millions):

		USD	CAD	Average Exchange Rate USD to CAD
Forward exchange contracts that exchange CAD for USD:
	2014	$284	$319	$1.00 - $1.12
	2015	178	200	$1.00 - $1.12
		$462	$519	$1.00 - $1.12

Forward exchange contracts that exchange USD for CAD:
	2014	$284	$313	$1.00 - $1.10
	2015	178	195	$1.00 - $1.09
		$462	$508	$1.00 - $1.10

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

A summary of the impact of our derivative activities recognized in earnings for the three and nine months ended September 30, 2014 and 2013 is as follows (in millions):

	Three Months Ended September 30, 2014				Three Months Ended September 30, 2013
	Derivatives in Hedging Relationships				Derivatives in Hedging Relationships
Location of gain/(loss)	Gain/(loss) reclassified from AOCI into income (1)	Other gain/(loss) recognized in income	Derivatives Not Designated as a Hedge	Total	Gain/(loss) reclassified from AOCI into income (1)	Other gain/(loss) recognized in income	Derivatives Not Designated as a Hedge	Total
Commodity Derivatives

Supply and Logistics segment revenues	$(4)	$—	$(17)	$(21)	$109	$—	$(91)	$18

Facilities segment revenues	—	—	—	—	(2)	—	—	(2)

Field operating costs	—	—	(2)	(2)	—	—	2	2

Interest Rate Derivatives

Interest expense	(1)	—	—	(1)	(2)	3	—	1

Foreign Currency Derivatives

Supply and Logistics segment revenues	—	—	(17)	(17)	—	—	—	—

Other income/(expense), net	—	—	—	—	1	—	—	1

Total Gain/(Loss) on Derivatives Recognized in Net Income	$(5)	$—	$(36)	$(41)	$106	$3	$(89)	$20

	Nine Months Ended September 30, 2014				Nine Months Ended September 30, 2013
	Derivatives in Hedging Relationships				Derivatives in Hedging Relationships
Location of gain/(loss)	Gain/(loss) reclassified from AOCI into income (1)	Other gain/(loss) recognized in income	Derivatives Not Designated as a Hedge	Total	Gain/(loss) reclassified from AOCI into income (1)	Other gain/(loss) recognized in income	Derivatives Not Designated as a Hedge	Total
Commodity Derivatives

Supply and Logistics segment revenues	$(12)	$—	$(17)	$(29)	$139	$—	$(34)	$105

Facilities segment revenues	—	—	—	—	(14)	—	—	(14)

Field operating costs	—	—	(3)	(3)	—	—	7	7

Interest Rate Derivatives

Interest expense	(4)	—	—	(4)	(5)	3	—	(2)

Foreign Currency Derivatives

Supply and Logistics segment revenues	—	—	(17)	(17)	—	—	—	—

Other income/(expense), net	—	—	—	—	4	—	—	4

Total Gain/(Loss) on Derivatives Recognized in Net Income	$(16)	$—	$(37)	$(53)	$124	$3	$(27)	$100

(1)                                     During the three and nine months ended September 30, 2014, all of our hedged transactions were probable of occurring. During the three months ended September 30, 2013 we reclassified losses of $2 million from AOCI to Facilities segment revenues as a result of anticipated hedged transactions that were probable of not occurring. During the nine months ended September 30, 2013, we reclassified gains of $3 million and losses of $1 million from AOCI to Supply and Logistics segment revenues and Facilities segment revenues, respectively, as a result of anticipated hedged transactions that were probable of not occurring.

The following table summarizes the derivative assets and liabilities on our condensed consolidated balance sheet on a gross basis as of September 30, 2014 (in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Commodity derivatives	Other current assets	$7
	Other long-term assets	4
Interest rate derivatives			Other current liabilities	$(15)
Total derivatives designated as hedging instruments		$11		$(15)

Derivatives not designated as hedging instruments:
Commodity derivatives	Other current assets	$65	Other current assets	$(43)
	Other long-term assets	5	Other current liabilities	(7)
	Other current liabilities	2	Other long-term liabilities	(2)
Foreign currency derivatives			Other current liabilities	(10)
Total derivatives not designated as hedging instruments		$72		$(62)

Total derivatives		$83		$(77)

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

Our accounting policy is to offset derivative assets and liabilities executed with the same counterparty when a master netting arrangement exists.  Accordingly, we also offset derivative assets and liabilities with amounts associated with cash margin.  Our exchange-traded derivatives are transacted through clearing brokerage accounts and are subject to margin requirements as established by the respective exchange.  On a daily basis, our account equity (consisting of the sum of our cash balance and the fair value of our open derivatives) is compared to our initial margin requirement resulting in the payment or return of variation margin. As of September 30, 2014, we had a net broker receivable of $35 million (consisting of initial margin of $74 million reduced by $39 million of variation margin that had been returned to us).  As of December 31, 2013, we had a net broker receivable of $161 million (consisting of initial margin of $85 million increased by $76 million of variation margin that had been posted by us).

The following tables present information about derivatives and financial assets and liabilities that are subject to offsetting, including enforceable master netting arrangements at September 30, 2014 and December 31, 2013 (in millions):

	September 30, 2014		December 31, 2013
	Derivative	Derivative	Derivative	Derivative
	Asset Positions	Liability Positions	Asset Positions	Liability Positions
Netting Adjustments:
Gross position - asset/(liability)	$83	$(77)	$133	$(157)
Netting adjustment	(45)	45	(148)	148
Cash collateral paid/(received)	35	—	161	—
Net position - asset/(liability)	$73	$(32)	$146	$(9)

Balance Sheet Location After Netting Adjustments:
Other current assets	$64	$—	$116	$—
Other long-term assets	9	—	30	—
Other current liabilities	—	(30)	—	(8)
Other long-term liabilities	—	(2)	—	(1)
	$73	$(32)	$146	$(9)

As of September 30, 2014, there was a net loss of $118 million deferred in AOCI including tax effects.  The deferred net loss recorded in AOCI is expected to be reclassified to future earnings contemporaneously with (i) the earnings recognition of the underlying hedged commodity transaction or (ii) interest expense accruals associated with underlying debt instruments. Of the total net loss deferred in AOCI at September 30, 2014, we expect to reclassify a net gain of $1 million to earnings in the next twelve months.  The remaining deferred loss of $119 million is expected to be reclassified to earnings through 2045. A portion of these amounts are based on market prices as of September 30, 2014; thus, actual amounts to be reclassified will differ and could vary materially as a result of changes in market conditions.

The net deferred gain/(loss), including tax effects, recognized in AOCI for derivatives for the three and nine months ended September 30, 2014 and 2013 are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Commodity derivatives, net	$2	$66	$(10)	$77
Interest rate derivatives, net	(8)	12	(47)	64
Total	$(6)	$78	$(57)	$141

At September 30, 2014 and December 31, 2013, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings.  Although we may be required to post margin on our cleared derivatives as described above, we do not require our non-cleared derivative counterparties to post collateral with us.

Recurring Fair Value Measurements

Derivative Financial Assets and Liabilities

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 (in millions):

	Fair Value as of September 30, 2014				Fair Value as of December 31, 2013
Recurring Fair Value Measures (1)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity derivatives	$6	$22	$3	$31	$16	$(59)	$(3)	$(46)
Interest rate derivatives	—	(15)	—	(15)	—	26	—	26
Foreign currency derivatives	—	(10)	—	(10)	—	(4)	—	(4)
Total net derivative asset/(liability)	$6	$(3)	$3	$6	$16	$(37)	$(3)	$(24)

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

Rollforward of Level 3 Net Asset/(Liability)

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our derivatives classified as Level 3 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Beginning Balance	$1	$4	$(3)	$4
Unrealized gains/(losses):
Included in earnings (1)	1	(4)	—	(1)
Included in other comprehensive income	—	—	—	—
Settlements	—	(1)	3	(3)
Derivatives entered into during the period	1	—	3	(1)
Transfers out of Level 3	—	—	—	—
Ending Balance	$3	$(1)	$3	$(1)

Change in unrealized gains/(losses) included in earnings relating to Level 3 derivatives still held at the end of the periods	$2	$(4)	$3	$(1)

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

At September 30, 2014, our estimated undiscounted reserve for environmental liabilities totaled $87 million, of which $13 million was classified as short-term and $74 million was classified as long-term. At December 31, 2013, our estimated undiscounted reserve for environmental liabilities totaled $93 million, of which $11 million was classified as short-term and $82 million was classified as long-term. The short- and long-term environmental liabilities referenced above are reflected in “Accounts payable and accrued liabilities” and “Other long-term liabilities and deferred credits,” respectively, on our condensed consolidated balance sheets. At September 30, 2014 and December 31, 2013, we had recorded receivables totaling $9 million and $10 million, respectively, for amounts probable of recovery under insurance and from third parties under indemnification agreements, which are predominantly reflected in “Trade accounts receivable and other receivables, net” on our condensed consolidated balance sheets.

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

Kemp River Pipeline Release. During May and June 2013, two separate releases were discovered on our Kemp River pipeline in Northern Alberta, Canada that, in the aggregate, resulted in the release of approximately 700 barrels of condensate and light crude oil.  Clean-up and remediation activities are being conducted in cooperation with the applicable regulatory agencies.  AER’s final investigation is not complete. To date, no charges, fines or penalties have been assessed against PMC with respect to these releases; however, it is possible that fines or penalties may be assessed against PMC in the future. We estimate that the aggregate clean-up and remediation costs associated with these releases will be approximately $15 million. Through September 30, 2014, we spent approximately $8 million in connection with clean-up and remediation activities.

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

The following table reflects certain financial data for each segment for the periods indicated (in millions):

	Transportation	Facilities	Supply and Logistics	Total
Three Months Ended September 30, 2014
Revenues (1):
External Customers	$198	$141	$10,788	$11,127
Intersegment (2)	226	140	5	371
Total revenues of reportable segments	$424	$281	$10,793	$11,498
Equity earnings in unconsolidated entities	$29	$—	$—	$29
Segment profit (3) (4)	$231	$147	$152	$530
Maintenance capital	$35	$19	$2	$56

Three Months Ended September 30, 2013
Revenues:
External Customers	$179	$138	$10,386	$10,703
Intersegment (2)	199	142	—	341
Total revenues of reportable segments	$378	$280	$10,386	$11,044
Equity earnings in unconsolidated entities	$19	$—	$—	$19
Segment profit (3) (4)	$198	$146	$64	$408
Maintenance capital	$29	$6	$7	$42

	Transportation	Facilities	Supply and Logistics	Total
Nine Months Ended September 30, 2014
Revenues (1):
External Customers	$574	$443	$32,988	$34,005
Intersegment (2)	648	415	33	1,096
Total revenues of reportable segments	$1,222	$858	$33,021	$35,101
Equity earnings in unconsolidated entities	$73	$—	$—	$73
Segment profit (3) (4)	$658	$435	$534	$1,627
Maintenance capital	$111	$34	$6	$151

Nine Months Ended September 30, 2013
Revenues:
External Customers	$517	$558	$30,542	$31,617
Intersegment (2)	594	425	2	1,021
Total revenues of reportable segments	$1,111	$983	$30,544	$32,638
Equity earnings in unconsolidated entities	$42	$—	$—	$42
Segment profit (3) (4)	$522	$445	$673	$1,640
Maintenance capital	$84	$23	$17	$124

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

(3)                                     Supply and Logistics segment profit includes interest expense (related to hedged inventory purchases) of $4 million and $8 million for the three months ended September 30, 2014 and 2013, respectively, and $11 million and $21 million for the nine months ended September 30, 2014 and 2013, respectively.

(4)                                     The following table reconciles segment profit to net income attributable to PAGP (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Segment profit	$530	$408	$1,627	$1,640
Unallocated general and administrative expenses	(1)	—	(3)	—
Depreciation and amortization	(97)	(93)	(294)	(266)
Interest expense, net	(88)	(73)	(254)	(227)
Other income/(expense), net	(4)	3	(2)	2
Income before tax	340	245	1,074	1,149
Income tax expense	(29)	(9)	(116)	(79)
Net income	311	236	958	1,070
Net income attributable to noncontrolling interests	(295)	(235)	(913)	(1,067)
Net income attributable to PAGP	$16	$1	$45	$3

Note 13—Related Party Transactions

See Note 14 to our Consolidated Financial Statements included in Part IV of our 2013 Annual Report on Form 10-K for a complete discussion of our related party transactions.

Occidental Petroleum Corporation

As of September 30, 2014, a subsidiary of Occidental Petroleum Corporation (“Oxy”) owned approximately 25% of the limited partner interests in AAP and had a representative on the board of directors of GP LLC and our general partner. During the three and nine months ended September 30, 2014 and 2013, we recognized sales and transportation revenues and purchased petroleum products from companies affiliated with Oxy. These transactions were conducted at posted tariff rates or prices that we believe approximate market. See detail below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$369	$441	$812	$1,135

Purchases and related costs	$233	$229	$701	$604

We currently have a netting arrangement with Oxy. Our gross receivable and payable amounts with affiliates of Oxy were as follows (in millions):

	September 30,	December 31,
	2014	2013
Trade accounts receivable and other receivables	$274	$133

Accounts payable	$233	$181

Note 14—Subsequent Events

As of November 5, 2014, PAA entered into a definitive purchase and sale agreement with Oxy that provides for PAA’s purchase of Oxy’s 50% interest in BridgeTex Pipeline Company LLC (“BridgeTex”) for $1.075 billion. BridgeTex owns a 300,000 barrel-per-day crude oil pipeline (“BridgeTex Pipeline”) that extends from Colorado City in West Texas to Texas City. The remaining 50% interest in BridgeTex is owned by Magellan Midstream Partners, L.P. (“MMP”), which is also the operator of the BridgeTex Pipeline. Contemporaneous with the purchase by PAA of Oxy’s 50% interest in BridgeTex, BridgeTex has agreed to sell the southern leg of the pipeline system which runs from Houston to Texas City (the “Texas City Leg”) to MMP, and MMP has agreed to enter into a long term capacity lease with BridgeTex pursuant to which BridgeTex shippers will have access to capacity on the Texas City Leg.

In addition to customary closing conditions and the contemporaneous consummation of the sale of the Texas City Leg and execution of the capacity lease, PAA’s acquisition of Oxy’s 50% interest in BridgeTex is subject to the completion by us, prior to December 31, 2014, of an underwritten secondary offering pursuant to which Oxy would sell a portion of its equity interest in us. In order to facilitate such offering and the overall transaction, (i) the board of directors of our general partner has agreed to an early release of the 15-month lock-up arrangement that was originally imposed on certain of our equity owners, including Oxy, in connection with our initial public offering in October 2013, (ii) certain affiliates of Kayne Anderson Investment Management, Inc., The Energy & Minerals Group and PAA Management, L.P. have agreed to waive their participation rights in such offering and (iii) Oxy, certain affiliates of Kayne Anderson Investment Management, Inc., The Energy & Minerals Group and PAA Management, L.P. have agreed to refrain from selling any of their respective interests in us for a period of up to 90 days following such offering. If an offering is not completed prior to December 31, 2014, both PAA and Oxy have the right to terminate the purchase and sale agreement.

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

•                  Liquidity and Capital Resources

•                  Off-Balance Sheet Arrangements

•                  Recent Accounting Pronouncements

•                  Critical Accounting Policies and Estimates

•                  Forward-Looking Statements

Executive Summary

Company Overview

We are a Delaware limited partnership formed on July 17, 2013 to own an interest in the general partner and IDRs of PAA, a publicly traded Delaware limited partnership. Although we were formed as a limited partnership, we have elected to be taxed as a corporation for United States federal income tax purposes. As of September 30, 2014, we owned an approximate 22.4% limited partner interest in AAP, a Delaware limited partnership that directly owns all of PAA’s IDRs and indirectly owns the 2% general partner interest in PAA. AAP is the sole member of PAA GP, a Delaware limited liability company that directly holds the 2% general partner interest in PAA.

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

Overview of Operating Results, Capital Investments and Significant Activities

During the first nine months of 2014, net income was $958 million, as compared to net income of $1.070 billion recognized during the first nine months of 2013.  These results include total segment profit that was relatively flat between periods, but higher costs as discussed further below.

Our segment profit includes favorable results from our Transportation segment, primarily driven by the continued increase in North American crude oil production and our related, recently completed internal growth projects. These favorable results were offset by less favorable results from our NGL marketing activities in our Supply and Logistics segment, partially offset by a favorable period-over-period impact from the mark-to-market of derivative instruments. Our results were also impacted by decreased margins from our crude oil marketing activities; however, these unfavorable results were primarily attributable to the comparative first-quarter periods, as we experienced more favorable results in the second and third quarters of 2014. In addition, our Facilities and Supply and Logistics segments were negatively impacted by costs incurred in our natural gas storage activities to manage deliverability requirements in conjunction with the severe cold weather experienced during the first quarter of 2014.

Other significant items during the period were:

•                  Increased depreciation and amortization expense resulting from internal growth projects completed since September 30, 2013 and accelerated depreciation on certain pipeline assets;

•                  Increased interest expense resulting from higher average debt outstanding during the 2014 period; and

•                  Increased income tax expense resulting from higher year over year earnings from taxable Canadian operations.

Acquisitions and Internal Growth Projects

The following table summarizes our capital expenditures for acquisitions, internal growth projects and maintenance capital for the periods indicated (in millions):

	Nine Months Ended
	September 30,
	2014	2013
Acquisition capital	$10	$19
Internal growth projects	1,552	1,253
Maintenance capital	151	124
Total	$1,713	$1,396

Internal Growth Projects

The following table summarizes our more notable projects in progress during 2014 and the forecasted expenditures for the year ending December 31, 2014 (in millions):

Projects	2014
Permian Basin Area Projects	$425
Cactus Pipeline	350
Rail Terminal Projects (1)	235
Ft. Sask Facility Projects / NGL Line	130
Eagle Ford JV Project	110
Western Oklahoma Extension	80
Mississippian Lime Pipeline	55
White Cliffs Expansion	40
Line 63 Reactivation	35
Natural Gas Storage Expansions	35
Diamond Pipeline	25
St. James Facility Expansions	25
Other Projects	505
$2,050
Potential Adjustments for Timing / Scope Refinement (2)	-$100 + $100
Total Projected Expansion Capital Expenditures	$1,950 – $2,150

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

The following table sets forth an overview of our consolidated financial results calculated in accordance with GAAP (in millions, except per share data):

	Three Months Ended September 30,		Favorable/ (Unfavorable) Variance		Nine Months Ended September 30,		Favorable/ (Unfavorable) Variance
	2014	2013	$	%	2014	2013	$	%
Transportation segment profit	$231	$198	$33	17%	$658	$522	$136	26%
Facilities segment profit	147	146	1	1%	435	445	(10)	(2)%
Supply and Logistics segment profit	152	64	88	138%	534	673	(139)	(21)%
Total segment profit	530	408	122	30%	1,627	1,640	(13)	(1)%
Unallocated general and administrative expenses	(1)	—	(1)	N/A	(3)	—	(3)	N/A
Depreciation and amortization	(97)	(93)	(4)	(4)%	(294)	(266)	(28)	(11)%
Interest expense, net	(88)	(73)	(15)	(21)%	(254)	(227)	(27)	(12)%
Other income/(expense), net	(4)	3	(7)	(233)%	(2)	2	(4)	(200)%
Income tax expense	(29)	(9)	(20)	(222)%	(116)	(79)	(37)	(47)%
Net income	311	236	75	32%	958	1,070	(112)	(10)%
Net income attributable to noncontrolling interests	(295)	(235)	(60)	(26)%	(913)	(1,067)	154	14%
Net income attributable to PAGP	$16	$1	$15	1,500%	$45	$3	$42	1,400%

Net income attributable to PAGP:
Basic and diluted net income per Class A share	$0.12	N/A	N/A	N/A	$0.33	N/A	N/A	N/A
Basic and diluted weighted average Class A shares outstanding	136	N/A	N/A	N/A	136	N/A	N/A	N/A

Transportation Segment

Our Transportation segment operations generally consist of fee-based activities associated with transporting crude oil and NGL on pipelines, gathering systems, trucks and barges. The Transportation segment generates revenue through a combination of tariffs, third-party leases of pipeline capacity and other transportation fees.

The following table sets forth operating results from our Transportation segment for the periods indicated:

	Three Months Ended		Favorable/ (Unfavorable)		Nine Months Ended		Favorable/ (Unfavorable)
Operating Results (1)	September 30,		Variance		September 30,		Variance
(in millions, except per barrel data)	2014	2013	$	%	2014	2013	$	%
Revenues
Tariff activities	$372	$329	$43	13%	$1,063	$959	$104	11%
Trucking	52	49	3	6%	159	152	7	5%
Total transportation revenues	424	378	46	12%	1,222	1,111	111	10%

Costs and Expenses
Trucking costs	(38)	(35)	(3)	(9)%	(116)	(109)	(7)	(6)%
Field operating costs(2)	(153)	(131)	(22)	(17)%	(419)	(402)	(17)	(4)%
Equity-indexed compensation expense - operations	(4)	(3)	(1)	(33)%	(14)	(15)	1	7%
Segment general and administrative expenses (2) (3)	(20)	(25)	5	20%	(62)	(74)	12	16%
Equity-indexed compensation expense - general and administrative	(7)	(5)	(2)	(40)%	(26)	(31)	5	16%
Equity earnings in unconsolidated entities	29	19	10	53%	73	42	31	74%
Segment profit	$231	$198	$33	17%	$658	$522	$136	26%
Maintenance capital	$35	$29	$(6)	(21)%	$111	$84	$(27)	(32)%
Segment profit per barrel	$0.59	$0.58	$0.01	2%	$0.60	$0.52	$0.08	15%

			Favorable/				Favorable/
	Three Months Ended		(Unfavorable)		Nine Months Ended		(Unfavorable)
Average Daily Volumes	September 30,		Variance		September 30,		Variance
(in thousands of barrels per day) (4)	2014	2013	Volumes	%	2014	2013	Volumes	%
Tariff activities
Crude Oil Pipelines
All American	40	40	—	—%	37	39	(2)	(5)%
Bakken Area Systems	164	136	28	21%	147	130	17	13%
Basin / Mesa	743	731	12	2%	734	712	22	3%
Capline	178	147	31	21%	142	153	(11)	(7)%
Eagle Ford Area Systems	247	119	128	108%	215	81	134	165%
Line 63 / Line 2000	126	113	13	12%	119	113	6	5%
Manito	44	47	(3)	(6)%	44	46	(2)	(4)%
Mid-Continent Area Systems	346	256	90	35%	340	277	63	23%
Permian Basin Area Systems	776	593	183	31%	765	540	225	42%
Rainbow	104	128	(24)	(19)%	111	125	(14)	(11)%
Rangeland	61	54	7	13%	65	59	6	10%
Salt Lake City Area Systems	140	131	9	7%	134	132	2	2%
South Saskatchewan	62	56	6	11%	61	50	11	22%
White Cliffs	33	22	11	50%	27	22	5	23%
Other	831	738	93	13%	747	737	10	1%
NGL Pipelines
Co-Ed	57	56	1	2%	56	55	1	2%
Other	143	200	(57)	(29)%	127	190	(63)	(33)%
Refined Products Pipelines	—	54	(54)	(100)%	—	88	(88)	(100)%
Tariff activities total	4,095	3,621	474	13%	3,871	3,549	322	9%
Trucking	131	120	11	9%	129	113	16	14%
Transportation segment total	4,226	3,741	485	13%	4,000	3,662	338	9%

(1)                                     Revenues and costs and expenses include intersegment amounts.

(2)                                     Field operating costs and Segment general and administrative expenses exclude equity-indexed compensation expense, which is presented separately in the table above.

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

Net Operating Revenues and Volumes. As noted in the table above, our total Transportation segment revenues, net of trucking costs, and volumes increased for both the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013. Our Transportation segment results for the comparative periods were impacted by the following:

•                  North American Crude Oil Production and Related Expansion Projects — The increase in North American crude oil production has had a favorable impact on volumes and revenues on our existing pipeline systems and has also provided opportunities for midstream infrastructure development in production growth areas. The resulting increases in volumes for the three and nine months ended September 30, 2014 over the comparable 2013 periods were most notably on our Permian

Basin, Eagle Ford and Mid-Continent Area Systems. We estimate that increased production combined with our recently completed internal growth projects increased revenues by $20 million and $70 million for the three and nine months ended September 30, 2014, respectively, compared to the three and nine months ended September 30, 2013.

•                  Loss Allowance Revenue — As is common in the pipeline transportation industry, our tariffs incorporate a loss allowance factor that is intended to offset losses due to evaporation, measurement and other losses in transit.  We value the variance of allowance volumes to actual losses at the estimated net realizable value (including the impact of gains and losses from derivative-related activities) at the time the variance occurred and the result is recorded as either an increase or decrease to tariff revenues.  The loss allowance revenue increased by $7 million and $37 million, respectively, for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013 driven primarily by higher volumes.

•                  Rate Changes — Revenues on our pipelines are impacted by various rate changes that may occur during the period. These primarily include the indexing of rates on our FERC regulated pipelines, rate increases or decreases on our intrastate and Canadian pipelines or other negotiated rate changes. We estimate that the net impact of rate changes on our pipelines increased revenues by $17 million and $30 million for the three and nine months ended September 30, 2014, respectively, compared to the three and nine months ended September 30, 2013.

•                  Sale of Refined Products Pipelines — We sold certain refined products pipeline systems and related assets in July 2013 and November 2013. As we did not own these assets during the three and nine months ended September 30, 2014, our revenues were lower by $7 million and $27 million, respectively, and volumes were lower by 54,000 and 88,000 barrels per day, respectively, as compared to the three and nine months ended September 30, 2013.

•                  Foreign Exchange Impact — Revenues and expenses from our Canadian based subsidiaries, which use the Canadian dollar as their functional currency, are translated at the prevailing average exchange rates for each month. The average CAD to USD exchange rates for the three months ended September 30, 2014 and 2013 were $1.09 CAD: $1.00 USD and $1.04 CAD: $1.00 USD, respectively. The average CAD to USD exchange rates for the nine months ended September 30, 2014 and 2013 were $1.09 CAD: $1.00 USD and $1.02 CAD: $1.00 USD, respectively. Therefore, we estimate that revenues from our Canadian pipeline systems and trucking operations were unfavorably impacted by $5 million and $20 million for the three and nine months ended September 30, 2014, respectively, compared to the three and nine months ended September 30, 2013 due to the depreciation of the Canadian dollar relative to the U.S. dollar.

Additional noteworthy volume and revenue variances on our pipelines for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013 were (i) increased volumes and revenues on our Rangeland, South Saskatchewan and Co-Ed pipelines, as these pipelines were shut down during a portion of the second and third quarters of 2013 due to high river flow rates and flooding in the surrounding area, (ii) incremental volumes and revenues from our Pascagoula, Wascana and Bakken North pipelines, which were placed into service during the second quarter of 2014,  (iii) incremental revenues from increased pumpover volumes at our Basin pipeline terminal, (iv) decreased volumes and revenues on our Rainbow pipeline due to (a) lower producer volumes and (b) operational issues during September 2014, (v) higher revenues resulting from a reclassification of certain of our Canadian storage facilities to our Transportation segment during the second quarter of 2014, (vi) increased volumes and revenues on our Line 2000 pipeline for the three-month comparable period due to increased refiner demand for heavy volumes, (vii) increased volumes and revenues on our Capline pipeline for the three-month comparative period due to the timing of a refinery turnaround, which occurred in the third quarter of 2013 and (viii) decreased volumes and revenues on certain of our NGL pipelines due to (a) the discontinuation in the fourth quarter of 2013 of an agreement to transport volumes on a pipeline and (b) the impact of netting joint venture related volumes to our share on a pipeline during 2014, which did not affect revenues.

Field Operating Costs. Field operating costs (excluding equity-indexed compensation expenses) increased during the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013 due to (i) a change in classification of certain costs from General and Administrative expenses, (ii) increased asset integrity spending, (iii) higher utility costs associated with increased throughput volumes and (iv) operational issues related to crude oil contamination. The increase in field operating costs was not as pronounced for the comparative nine-month periods due to higher environmental remediation costs in 2013.

General and Administrative Expenses. General and administrative expenses (excluding equity-indexed compensation expenses) decreased during the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013 primarily due to a change in classification of certain costs to Field Operating Costs.

Maintenance Capital. Maintenance capital consists of capital expenditures for the replacement of partially or fully depreciated assets in order to maintain the operating and/or earnings capacity of our existing assets.  The increase in maintenance capital for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013 is primarily due to increased investments on integrity-related projects.

Equity-Indexed Compensation Expense. On a consolidated basis across all segments, equity-indexed compensation expense increased for the three months ended September 30, 2014 compared to the same period in 2013, primarily due to a smaller impact of the decrease in PAA unit price during the period compared to the impact of the decrease in PAA unit price for the same period in 2013. Consolidated equity-indexed compensation expense decreased for the nine months ended September 30, 2014 compared to the same period in 2013, primarily due to a less significant impact of the increase in PAA unit price during the nine months ended September 30, 2014 compared to the same period in 2013.

Allocations of equity-indexed compensation expense vary over time (i) between field operating costs and general and administrative expenses and (ii) between segments and could result in variances in those expense categories or segments that differ from the consolidated variance explanations above. See Note 15 to our Consolidated Financial Statements included in Part IV of our 2013 Annual Report on Form 10-K for additional information regarding our equity-indexed compensation plans.

Equity Earnings in Unconsolidated Entities. The favorable variance in equity earnings in unconsolidated entities for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013 was largely due to increased throughput on the Eagle Ford joint venture pipeline as a result of increased production, as discussed above, and increased throughput on the White Cliffs pipeline due to an expansion of the pipeline that was placed into service in July 2014.

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

The following table sets forth operating results from our Facilities segment for the periods indicated:

			Favorable/				Favorable/
	Three Months Ended		(Unfavorable)		Nine Months Ended		(Unfavorable)
Operating Results (1)	September 30,		Variance		September 30,		Variance
(in millions, except per barrel data)	2014	2013	$	%	2014	2013	$	%
Revenues	$281	$257	$24	9%	$858	$787	$71	9%
Natural gas sales (2)	—	23	(23)	(100)%	—	196	(196)	(100)%
Storage related costs (natural gas related)	(9)	(4)	(5)	(125)%	(47)	(12)	(35)	(292)%
Natural gas sales costs(2)	—	(19)	19	100%	—	(184)	184	100%
Field operating costs (3)	(104)	(92)	(12)	(13)%	(307)	(272)	(35)	(13)%
Equity-indexed compensation expense - operations	(1)	—	(1)	N/A	(4)	(2)	(2)	(100)%
Segment general and administrative expenses (3) (4)	(16)	(15)	(1)	(7)%	(46)	(48)	2	4%
Equity-indexed compensation expense - general and administrative	(4)	(4)	—	—%	(19)	(20)	1	5%
Segment profit	$147	$146	$1	1%	$435	$445	$(10)	(2)%
Maintenance capital	$19	$6	$(13)	(217)%	$34	$23	$(11)	(48)%
Segment profit per barrel	$0.40	$0.41	$(0.01)	(2)%	$0.40	$0.41	$(0.01)	(2)%

			Favorable/				Favorable/
	Three Months Ended		(Unfavorable)		Nine Months Ended		(Unfavorable)
	September 30,		Variance		September 30,		Variance
Volumes (5)	2014	2013	Volumes	%	2014	2013	Volumes	%
Crude oil, refined products and NGL terminalling and storage (average monthly capacity in millions of barrels)	95	94	1	1%	95	94	1	1%
Rail load / unload volumes (average volumes in thousands of barrels per day)	241	218	23	11%	232	221	11	5%
Natural gas storage (average monthly working capacity in billions of cubic feet)	97	97	—	—%	97	96	1	1%
NGL fractionation (average volumes in thousands of barrels per day)	104	106	(2)	(2)%	94	99	(5)	(5)%
Facilities segment total (average monthly volumes in millions of barrels) (6)	121	120	1	1%	121	120	1	1%

(1)                                     Revenues and costs and expenses include intersegment amounts.

(2)                                     Effective January 1, 2014, our natural gas sales and costs, primarily attributable to the activities performed by our natural gas storage commercial optimization group, are reported in the Supply and Logistics segment.

(3)                                     Field operating costs and Segment general and administrative expenses exclude equity-indexed compensation expense, which is presented separately in the table above.

(4)                                     Segment general and administrative expenses reflect direct costs attributable to each segment and an allocation of other expenses to the segments.  The proportional allocations by segment require judgment by management and are based on the business activities that exist during each period.

(5)                                     Volumes associated with assets employed through acquisitions and internal growth projects represent total volumes for the number of months we employed the assets divided by the number of months in the period.

(6)                                    Facilities segment total is calculated as the sum of: (i) crude oil, refined products and NGL terminalling and storage capacity; (ii) rail load and unload volumes multiplied by the number of days in the period and divided by the number of months in the period; (iii) natural gas storage working capacity divided by 6 to account for the 6:1 mcf of gas to crude Btu equivalent ratio and further divided by 1,000 to convert to monthly volumes in millions; and (iv) NGL fractionation volumes multiplied by the number of days in the period and divided by the number of months in the period.

The following is a discussion of items impacting Facilities segment profit and segment profit per barrel for the periods indicated.

Net Operating Revenues and Volumes.  As noted in the table above, our Facilities segment revenues, less storage related costs, increased during the three and nine months ended September 30, 2014 as compared to the same periods of 2013. Total Facilities segment volumes were relatively consistent over the periods presented. Variances between the comparative periods were driven by:

•                  NGL Fractionation, NGL Storage and Natural Gas Processing Activities — Increased net revenues from our NGL fractionation and storage and natural gas processing activities of $11 million and $33 million, respectively, for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013, were largely driven by higher facility fee revenues due to rate increases at certain of our storage and fractionation facilities, which more than offset the impact of lower fractionation volumes during the 2014 periods.

These increases in NGL revenues include estimated unfavorable foreign currency impacts of $3 million and $13 million for the three and nine months ended September 30, 2014, respectively, as compared to the three and nine months ended September 30, 2013 due to the depreciation of the Canadian dollar relative to the U.S. dollar. The average CAD to USD exchange rates for the three months ended September 30, 2014 and 2013 were $1.09 CAD: $1.00 USD and $1.04 CAD: $1.00 USD, respectively. The average CAD to USD exchange rates for the nine months ended September 30, 2014 and 2013 were $1.09 CAD: $1.00 USD and $1.02 CAD: $1.00 USD, respectively.

•                  Rail Terminals — Revenues from rail load and unload activities increased by $3 million and $5 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. These increases were due to new rail terminals that came on line in the fourth quarter of 2013, partially offset by the unfavorable impact of rail delays and lower volumes at certain of our existing rail terminals during the comparative 2014 periods. The nine-month 2014 period was further unfavorably impacted by weather-related issues at certain of our terminals during the first quarter of 2014.

•                  Condensate Processing Activities — Increased revenues from our condensate processing activities of $2 million and $7 million for the three and nine months ended September 30, 2014, respectively, compared to the three and nine months ended September 30, 2013 were largely driven by the start-up and subsequent expansion of our Eagle Ford processing facility.

•                  Crude Oil Storage — Revenues from our crude oil storage activities increased by $3 million and $4 million, respectively, for the three and nine months ended September 30, 2014 over the three and nine months ended September 30, 2013, primarily due to an expansion at our St. James terminal and increased throughput at our Cushing and Yorktown terminals. However, such results were partially offset by lower net revenues from certain storage facilities in California and the East Coast due to decreased demand, as well as the reclassification of certain of our Canadian storage facilities to our Transportation segment during the second quarter of 2014.

•                  Natural Gas Storage Operations — Net revenues from our natural gas storage operations decreased by approximately $5 million and $26 million during the three and nine month 2014 periods, respectively, primarily due to less favorable storage rates on contracts that renewed or replaced expiring contracts. The nine-month 2014 period was further unfavorably impacted by costs incurred in our natural gas storage activities to manage deliverability requirements in conjunction with the extended period of severe cold weather experienced during the first quarter of 2014.

Field Operating Costs. Field operating costs (excluding equity-indexed compensation expenses) increased during the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013 due to (i) increased costs for rail facilities which came on line in the fourth quarter of 2013, (ii) a change in classification of certain costs from General and Administrative expenses and (iii) an increase in costs associated with our NGL storage caverns. Higher gas and electricity utility prices in the first and second quarters of 2014 also contributed to an increase in costs for the comparative nine-month periods.

General and Administrative Expenses. General and administrative expenses (excluding equity-indexed compensation expenses) remained relatively consistent for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 and decreased slightly during the comparative nine-month periods. These results reflect the net impact of a decrease in General and Administrative expenses due to a change in classification of certain costs to Field Operating Costs during the 2014 periods partially offset by increased expenses resulting from overall growth in the segment.

Maintenance Capital. The increase in maintenance capital for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013 is primarily due to timing of maintenance projects for tanks and other facility assets.

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

The following table sets forth operating results from our Supply and Logistics segment for the periods indicated:

			Favorable/				Favorable/
	Three Months Ended		(Unfavorable)		Nine Months Ended		(Unfavorable)
Operating Results (1) (2)	September 30,		Variance		September 30,		Variance
(in millions, except per barrel data)	2014	2013	$	%	2014	2013	$	%
Revenues	$10,793	$10,386	$407	4%	$33,021	$30,544	$2,477	8%
Purchases and related costs (3)	(10,488)	(10,189)	(299)	(3)%	(32,041)	(29,439)	(2,602)	(9)%
Field operating costs (4)	(122)	(103)	(19)	(18)%	(340)	(327)	(13)	(4)%
Equity-indexed compensation expense - operations	—	—	—	—%	(2)	(2)	—	—%
Segment general and administrative expenses (4) (5)	(25)	(25)	—	—%	(79)	(77)	(2)	(3)%
Equity-indexed compensation expense - general and administrative	(6)	(5)	(1)	(20)%	(25)	(26)	1	4%
Segment profit	$152	$64	$88	138%	$534	$673	$(139)	(21)%
Maintenance capital	$2	$7	$5	71%	$6	$17	$11	65%
Segment profit per barrel	$1.47	$0.69	$0.78	113%	$1.75	$2.33	$(0.58)	(25)%

			Favorable/				Favorable/
	Three Months Ended		(Unfavorable)		Nine Months Ended		(Unfavorable)
Average Daily Volumes	September 30,		Variance		September 30,		Variance
(in thousands of barrels per day)	2014	2013	Volumes	%	2014	2013	Volumes	%
Crude oil lease gathering purchases	971	856	115	13%	932	855	77	9%
NGL sales	153	145	8	6%	188	196	(8)	(4)%
Waterborne cargos	—	4	(4)	(100)%	—	5	(5)	(100)%
Supply and Logistics segment total	1,124	1,005	119	12%	1,120	1,056	64	6%

(1)                                     Revenues and costs include intersegment amounts.

(2)                                     Prior to January 1, 2014, natural gas sales revenues and costs attributable to the activities performed by our natural gas storage commercial optimization group were reported in the Facilities segment.

(3)                                     Purchases and related costs include interest expense (related to hedged inventory purchases) of $4 million and $11 million for the three and nine months ended September 30, 2014 and $8 million and $21 million for the three and nine months ended September 30, 2013, respectively.

(4)                                     Field operating costs and Segment general and administrative expenses exclude equity-indexed compensation expense, which is presented separately in the table above.

(5)                                     Segment general and administrative expenses reflect direct costs attributable to each segment and an allocation of other expenses to the segments.  The proportional allocations by segment require judgment by management and are based on the business activities that exist during each period.

The following table presents the range of the NYMEX West Texas Intermediate benchmark price of crude oil during the three and nine months ended September 30, 2014 and 2013.

	NYMEX WTI
	Crude Oil Price
	Low	High
Three months ended September 30, 2014	$90	$106
Three months ended September 30, 2013	$96	$112

Nine months ended September 30, 2014	$90	$108
Nine months ended September 30, 2013	$86	$112

Because the commodities that we buy and sell are generally indexed to the same pricing indices for both the sales and purchases, revenues and costs related to purchases will fluctuate with market prices. However, the margins related to those sales and purchases will not necessarily have a corresponding increase or decrease. The absolute amount of our revenues and purchases increased for the three and nine months ended September 30, 2014 relative to the comparative periods, primarily resulting from increases in crude oil volumes in 2014, partially offset by decreases in crude oil prices relative to the comparative three-month period.

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

Net Operating Revenues and Volumes. Our Supply and Logistics segment revenues, net of purchases and related costs, excluding gains and losses from certain derivative activities (see the “Impact from Certain Derivative Activities” section below), increased slightly for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, while such results decreased year-over-year for the nine month comparative periods presented. The following factors impacted revenues and volumes in the comparative periods:

•                  NGL Marketing Operations — Net revenues from our NGL marketing operations decreased during the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013. This decrease was driven by higher purchases and related costs in the 2014 periods, primarily due to (i) a higher weighted average inventory cost and (ii) increased facility fees. Additionally, NGL margins during the nine-month 2014 period were further impacted by less favorable market conditions, most notably during the second quarter of 2014, as market pricing was stronger in 2013 due to heating requirements during a winter season that extended into the second quarter and greater petrochemical demand for propane.

•                  North American Crude Oil Production and Related Market Economics — The significant increase in oil and liquids-rich gas production growth in North America has generally created regional supply and demand imbalances due to the lack of sufficient infrastructure to support the movement of such production, which increased certain crude oil location differentials. The lack of existing pipeline takeaway capacity and associated logistical challenges created market conditions that provided opportunities to capture above-baseline margins in our supply and logistics crude oil activities over the last few years.

For the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, net revenues from our crude oil supply and logistics activities decreased, as there were fewer opportunities to capture above-baseline margins, particularly in the first quarter of 2014 compared to the first quarter of 2013. However, the widening of certain differentials in the third quarter of 2014 allowed for more opportunities to capture above-baseline margins as compared to the third quarter of 2013, which led to an increase in net revenues from our crude oil supply and logistics activities for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

We believe the fundamentals of our business remain strong as lease-gathered volumes for the three and nine month periods ended September 30, 2014 increased by 13% and 9%, respectively, as compared to volumes in the same three and nine month periods in 2013. However, as the midstream infrastructure continues to be developed, we believe a normalization of margins will continue to occur as the logistics challenges are addressed.  (See Items 1 and 2 “Business and Properties—Description of Segments and Associated Assets—Supply and Logistics Segment—Impact of Commodity Price Volatility and Dynamic Market Conditions on Our Business Model” included in Part I of our 2013 Annual Report on Form 10-K for further discussion regarding our business model, including diversification and utilization of our asset base among varying demand- and supply-driven markets.)

•                  Natural Gas Storage Commercial Optimization — Our natural gas storage commercial optimization activities for the nine months ended September 30, 2014 were unfavorably impacted by costs incurred to manage deliverability requirements in conjunction with the extended period of severe cold weather experienced during the first quarter of 2014.

Impact from Certain Derivative Activities. The mark-to-market valuation of certain of our derivative activities impacted our net revenues as shown in the table below (in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	Variance	2014	2013	Variance
Gains/(losses) from certain derivative activities (1)	$29	$(57)	$86	$81	$(6)	$87

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

Field Operating Costs. The increase in field operating costs (excluding equity-indexed compensation expenses) for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013 was primarily due to an increase in trucking costs associated with higher crude oil lease gathered volumes. However, the increase in field operating costs for the comparative nine-month periods was partially offset by a decrease in third-party transportation costs in the first quarter of 2014 as compared to the first quarter of 2013.

Maintenance Capital. The decrease in maintenance capital for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013 is primarily due to reduced spending on trucking assets.

Other Income and Expenses

Depreciation and Amortization

The increase in depreciation and amortization expense for the three and nine months ended September 30, 2014 over the three and nine months ended September 30, 2013 was primarily due to various internal growth projects completed throughout 2013 and 2014, as well as an acceleration of depreciation on certain pipeline assets to reflect a change in their estimated useful lives.

Interest Expense

The increase in interest expense for the three and nine months ended September 30, 2014 over the three and nine months ended September 30, 2013 resulted from higher average debt outstanding during the 2014 periods, primarily due to (i) PAA’s August 2013 issuance of $700 million, 3.85% senior notes, (ii) PAA’s April 2014 issuance of $700 million, 4.70% senior notes and (iii) PAA’s September 2014 issuance of $750 million, 3.60% senior notes, partially offset by the maturity of PAA’s $250 million, 5.63% senior notes in December 2013.

Other Income/(Expense), Net

Other income/(expense), net in each of the periods presented was primarily comprised of foreign currency gains or losses related to revaluations of CAD-denominated interest receivables associated with our intercompany notes and the impact of related foreign currency hedges.

Income Tax Expense

The increase in income tax expense for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013 was primarily due to the tax expense of the amortization of the deferred tax asset created in connection with our IPO, as well as an increase in PAA’s income tax expense, primarily resulting from higher year over year earnings from taxable Canadian operations.

Liquidity and Capital Resources

General

On a consolidated basis, our primary sources of liquidity are (i) cash flow from operating activities, (ii) borrowings under the PAA commercial paper program or the credit facilities and (iii) funds received from PAA’s sales of equity and debt securities. Our primary cash requirements include, but are not limited to, (i) ordinary course of business uses, such as the payment of amounts related to the purchase of crude oil, NGL and other products and other expenses and interest payments on outstanding debt, (ii) expansion and maintenance activities, (iii) acquisitions of assets or businesses, (iv) repayment of principal on long-term debt and (v) distributions to our Class A shareholders and noncontrolling interests. We generally expect to fund our short-term cash requirements through cash flow generated from operating activities and/or borrowings under the PAA commercial paper program or the credit facilities. In addition, we generally expect to fund long-term needs, such as those resulting from expansion activities or acquisitions and refinancing long-term debt, through a variety of sources (either separately or in combination), which may include the sources mentioned above as funding for short-term needs and/or the issuance of additional PAA equity or debt securities. As of September 30, 2014, we had a working capital deficit of $408 million and approximately $2.6 billion of liquidity available to meet our ongoing operating, investing and financing needs as noted below (in millions):

As of September 30, 2014
Availability under PAA senior unsecured revolving credit facility (1)	$1,591
Availability under PAA senior secured hedged inventory facility (1)	1,343
Less: Amounts outstanding under PAA commercial paper program	(423)
Subtotal	2,511
Availability under AAP senior secured revolving credit facility	44
Cash and cash equivalents	35
Total	$2,590

(1)                                     Represents availability prior to giving effect to amounts outstanding under the PAA commercial paper program. Borrowings under the PAA commercial paper program reduce available capacity under the facility.

We believe that we have, and will continue to have, the ability to access the PAA commercial paper program and credit facilities, which we use to meet our short-term cash needs.  We believe that our financial position remains strong and we have sufficient liquidity; however, extended disruptions in the financial markets and/or energy price volatility that adversely affect our business may have a materially adverse effect on our financial condition, results of operations or cash flows. Also, see “Risk Factors” in Item 1A of our 2013 Annual Report on Form 10-K for further discussion regarding risks that may impact our liquidity and capital resources. Usage of the PAA credit facilities, which provide the backstop for the PAA commercial paper program, and the AAP credit facility is subject to ongoing compliance with covenants. As of September 30, 2014, PAA and AAP were in compliance with all such covenants.

Cash Flow from Operating Activities

For a comprehensive discussion of the primary drivers of cash flow from operating activities, including the impact of varying market conditions and the timing of settlement of our derivative activities, see “Liquidity and Capital Resources-Cash Flow from Operating Activities” under Item 7 of our 2013 Annual Report on Form 10-K.

Net cash provided by operating activities for the first nine months of 2014 was approximately $1.3 billion, primarily resulting from earnings from our operations. Net cash provided by operating activities for the first nine months of 2013 of approximately $1.6 billion also resulted primarily from earnings from our operations. In addition, we decreased the amount of our inventory during the first nine months of 2013, primarily due to the sale of crude oil inventory that had been stored during the contango market. This decrease in crude oil inventory was partially offset by an increase in NGL inventory as we began to increase inventory levels in preparation for end users’ increased demand for product used for heating during the peak heating season of November through March.  The net proceeds received from liquidation of our crude oil inventory during this period was used to repay borrowings under credit facilities or the PAA commercial paper program and favorably impacted our cash flow from operating activities.

Acquisitions and Capital Expenditures

In addition to operating needs discussed above, we also use cash for acquisition activities and internal growth projects. We have made and will continue to make capital expenditures for acquisitions, expansion capital and maintenance capital.

2014 Capital Expansion Projects.  See “—Acquisitions and Internal Growth Projects” for detail of our projected capital expenditures for the year ending December 31, 2014. We expect the majority of funding for our remaining 2014 capital program will continue to be provided by borrowings under the PAA commercial paper program, the credit facilities and cash flow in excess of partnership distributions, as well as through our access to the capital markets for equity and debt as we deem necessary.

Acquisitions.  The price of acquisitions includes cash paid, assumed liabilities and net working capital items. Because of the non-cash items included in the total price of the acquisition and the timing of certain cash payments, the net cash paid may differ significantly from the total price of the acquisitions completed during the period. Historically, we have financed acquisitions primarily with cash generated from operating activities and the financing activities discussed below.

As of November 5, 2014, PAA entered into a definitive purchase and sale agreement with Oxy that provides for PAA’s purchase of Oxy’s 50% interest in BridgeTex for $1.075 billion. See Note 14 to our condensed consolidated financial statements for details of this potential acquisition, including discussion of conditions precedent to closing. PAA intends to initially use borrowings under the PAA commercial paper program to fund this acquisition.  On a long-term basis, PAA intends to follow its financial strategy by funding at least 55% of the acquisition with equity and cash flow in excess of distributions and the remaining amount with long-term debt.

Equity and Debt Financing Activities

On a consolidated basis, our financing activities primarily relate to funding acquisitions, internal capital expansion projects and refinancing our debt maturities, as well as short-term working capital and hedged inventory borrowings related to our NGL business and contango market activities. Our financing activities have primarily consisted of PAA equity offerings, PAA senior notes offerings and borrowings and repayments under the PAA commercial paper program or credit facilities, as well as payments to our Class A shareholders and noncontrolling interests.

PAA Registration Statements.  PAA periodically accesses the capital markets for both equity and debt financing. PAA has filed with the SEC a universal shelf registration statement that, subject to effectiveness at the time of use, allows PAA to issue up to an aggregate of $2.0 billion of debt or equity securities (“Traditional Shelf”). All issuances of equity securities associated with PAA’s continuous offering program, as discussed further below, have been issued pursuant to the Traditional Shelf. At September 30, 2014, PAA had approximately $809 million of unsold securities available under the Traditional Shelf. PAA also has access to a universal shelf registration statement (“WKSI Shelf”), which provides it with the ability to offer and sell an unlimited amount of debt and equity securities via an underwritten offering, subject to market conditions and capital needs.

PAA Continuous Offering Program. In August 2014, PAA entered into an equity distribution agreement with several financial institutions pursuant to which PAA may offer and sell, through sales agents, common units representing limited partner interests having an aggregate offering price of up to $900 million. During the nine months ended September 30, 2014, PAA issued an aggregate of approximately 11.8 million common units under its continuous offering program, generating net proceeds of $655 million. The net proceeds from sales were used for general partnership purposes.

Credit Agreements, Commercial Paper Program and Indentures. The PAA credit agreements (which impact the ability to access the PAA commercial paper program because they provide the backstop that supports PAA’s short-term credit ratings), the AAP credit agreement and the indentures governing PAA’s senior notes contain cross-default provisions. A default under the credit agreements would permit the lenders to accelerate the maturity of the outstanding debt. As long as PAA and AAP are in compliance with the provisions in the credit agreements, their ability to make distributions of available cash is not restricted. PAA and AAP were in compliance with the covenants contained in the credit agreements and indentures as of September 30, 2014.

On a consolidated basis, during the nine months ended September 30, 2014 and 2013, we had net repayments on the credit agreements and PAA commercial paper program of $667 million and $163 million, respectively. The net repayments during both periods resulted primarily from cash flow from operating activities, as well as cash received from PAA’s debt and equity activities.

In August 2014, PAA extended the maturity dates of its senior secured hedged inventory facility and senior unsecured revolving credit facility by one year through the exercise of the option included in the current credit agreements. The PAA senior secured hedged inventory facility and the PAA senior unsecured revolving credit facility now mature in August 2017 and August 2019, respectively.

In September 2014, AAP extended the maturity dates of its term loan and senior secured revolving credit facility by one year through the exercise of the option included in the current credit agreement. The AAP term loan and AAP senior secured revolving credit facility now mature in September 2019.

Effective October 20, 2014, the maximum aggregate borrowing capacity under the PAA commercial paper program was increased from $1.5 billion to $3.0 billion.

In April 2014, PAA completed the issuance of $700 million, 4.70% senior notes due 2044 at a public offering price of 99.734%. Interest payments are due on June 15 and December 15 of each year, commencing on December 15, 2014. The net proceeds from this offering of $691 million, after deducting the underwriting discount and offering expenses, were used to repay outstanding borrowings under the PAA commercial paper program and for general partnership purposes.

In September 2014, PAA completed the issuance of $750 million, 3.60% senior notes due 2024 at a public offering price of 99.842%.  Interest payments are due on May 1 and November 1 of each year, commencing on May 1, 2015. The net proceeds from this offering of $743 million, after deducting the underwriting discount and offering expenses, was used to repay outstanding borrowings under the PAA commercial paper program and for general partnership purposes.

PAA’s $150 million, 5.25% senior notes will mature in June 2015, and PAA’s $400 million, 3.95% senior notes will mature in September 2015. Borrowings under the PAA commercial paper program are intended to be used to repay these senior notes when they mature.

Distributions Paid to Our Class A Shareholders and Noncontrolling Interests

Distributions to our Class A shareholders.  We distribute 100% of our available cash within 55 days after the end of each quarter to Class A shareholders of record. Available cash is generally defined as all of our cash and cash equivalents on hand at the end of each quarter less reserves established in the discretion of our general partner for future requirements. On November 14, 2014, we will pay a distribution of $0.19075 per Class A share. See Note 8 to our condensed consolidated financial statements for details of distributions paid. Also, see Item 5. “Market for Registrant’s Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities-Cash Distribution Policy” included in our 2013 Annual Report on Form 10-K for additional discussion on distributions.

Distributions to noncontrolling interests.  Distributions to noncontrolling interests represent amounts paid on interests in consolidated entities that are not owned by us. During the nine months ended September 30, 2014 and 2013 we paid distributions of approximately $959 million and $1.2 billion, respectively, to noncontrolling interests.

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

The following table includes our best estimate of the amount and timing of these payments as well as others due under the specified contractual obligations as of September 30, 2014 (in millions):

	Remainder of 2014	2015	2016	2017	2018	2019 and Thereafter	Total
Long-term debt, including current maturities and related interest payments (1)	$105	$963	$569	$765	$938	$10,336	$13,676
Leases (2)	41	148	140	116	93	419	957
Other obligations (3)	79	127	93	64	45	213	621
Subtotal	225	1,238	802	945	1,076	10,968	15,254
Crude oil, natural gas, NGL and other purchases (4)	4,360	7,584	6,497	4,987	2,909	8,215	34,552
Total	$4,585	$8,822	$7,299	$5,932	$3,985	$19,183	$49,806

(1)                                     Includes debt service payments, interest payments due on PAA’s senior notes, interest payments on long-term borrowings outstanding under the AAP credit agreement and the commitment fee on assumed available capacity under the PAA revolving credit facilities. Although there may be short-term borrowings under the PAA revolving credit facilities and the PAA commercial paper program, we historically repay and borrow at varying amounts. As such, we have included only the maximum commitment fee (as if no short-term borrowings were outstanding on the facilities or the PAA commercial paper program) in the amounts above.

(2)                                     Leases are primarily for (i) surface rentals, (ii) office rent, (iii) pipeline assets and (iv) trucks, trailers and railcars.

(3)                                     Includes (i) other long-term liabilities, (ii) storage, processing and transportation agreements and (iii) commitments related to capital expansion projects, including projected contributions for our share of the capital spending of our equity-method investments. Excludes a non-current liability of $2 million related to derivative activity included in Crude oil, natural gas, NGL and other purchases.

(4)                                     Amounts are primarily based on estimated volumes and market prices based on average activity during September 2014. The actual physical volume purchased and actual settlement prices will vary from the assumptions used in the table. Uncertainties involved in these estimates include levels of production at the wellhead, weather conditions, changes in market prices and other conditions beyond our control.

Letters of Credit.  In connection with supply and logistics activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase of crude oil, NGL and natural gas. Additionally, we issue letters of credit to support insurance programs and construction activities. At September 30, 2014 and December 31, 2013, we had outstanding letters of credit of $66 million and $41 million, respectively.

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

The fair value of our commodity derivatives and the change in fair value as of September 30, 2014 that would be expected from a 10% price increase or decrease is shown in the table below (in millions):

		Effect of 10%	Effect of 10%
	Fair Value	Price Increase	Price Decrease
Crude oil and related products	$7	$32	$(27)
Natural gas	(2)	$1	$(1)
NGL and other	26	$(69)	$69
Total fair value	$31

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

Interest Rate Risk

Our use of variable rate debt and any forecasted issuances of fixed rate debt expose us to interest rate risk. Therefore, from time to time we use interest rate derivatives to hedge interest rate risk associated with anticipated debt issuances and, in certain cases, outstanding debt instruments.  All of our senior notes are fixed rate notes and thus are not subject to interest rate risk. The majority of our variable rate debt at September 30, 2014, $954 million, is subject to interest rate re-sets, which range from one week to three months. The average interest rate of approximately 0.9% is based upon rates in effect during the nine months ended September 30, 2014. The fair value of our interest rate derivatives is a liability of $15 million as of September 30, 2014. A 10% increase in the forward LIBOR curve as of September 30, 2014 would result in an increase of $17 million to the fair value of our interest rate derivatives. A 10% decrease in the forward LIBOR curve as of September 30, 2014 would result in a decrease of $17 million to the fair value of our interest rate derivatives. See Note 10 to our condensed consolidated financial statements for a discussion of our interest rate risk hedging activities.

Currency Exchange Rate Risk

We use foreign currency derivatives to hedge foreign currency exchange rate risk associated with our exposure to fluctuations in the USD-to-CAD exchange rate. Because a significant portion of our Canadian business is conducted in CAD and, at times, a portion of our debt is denominated in CAD, we use certain financial instruments to minimize the risks of unfavorable changes in exchange rates. These instruments include foreign currency exchange contracts, forwards and options. The fair value of our foreign currency derivatives is a liability of $10 million as of September 30, 2014. A 10% increase in the exchange rate (USD-to-CAD) would result in a decrease of $41 million to the fair value of our foreign currency derivatives. A 10% decrease in the exchange rate (USD-to-CAD) would result in an increase of $42 million to the fair value of our foreign currency derivatives. See Note 10 to our condensed consolidated financial statements for a discussion of our currency exchange rate risk hedging.

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

None.

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

Date: November 7, 2014

	By:	/s/ Greg L. Armstrong
Greg L. Armstrong, Chairman of the Board,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 7, 2014

	By:	/s/ Al Swanson
Al Swanson, Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 7, 2014

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

4.18	—

Twenty-Sixth Supplemental Indenture (3.60% Senior Notes due 2024) dated September 9, 2014, by and among Plains All American Pipeline, L.P., PAA Finance Corp., and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed September 11, 2014).

10.1	—	Form of LTIP Grant Letter (PAGP Audit Committee Members) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

12.1 †	—	Computation of Ratio of Earnings to Fixed Charges

31.1 †	—	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2 †	—	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1 ††	—	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350

32.2 ††	—	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350

101.INS†	—	XBRL Instance Document

101.SCH†	—	XBRL Taxonomy Extension Schema Document

101.CAL†	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	—	XBRL Taxonomy Extension Presentation Linkbase Document

†                               Filed herewith.

††                        Furnished herewith.