Form 10-Q
period 2015-03-31
PLAINS GP HOLDINGS LP
filed 2015-05-08
CIK 1581990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 1, 2015, there were 223,790,809 Class A Shares outstanding.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.                                                         UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$460	$404
Trade accounts receivable and other receivables, net	1,817	2,615
Inventory	929	891
Other current assets	249	271
Total current assets	3,455	4,181

PROPERTY AND EQUIPMENT	14,477	14,219
Accumulated depreciation	(1,973)	(1,927)
Property and equipment, net	12,504	12,292

OTHER ASSETS
Goodwill	2,435	2,465
Investments in unconsolidated entities	1,784	1,735
Deferred tax asset	1,850	1,705
Linefill and base gas	960	930
Long-term inventory	149	186
Other long-term assets, net	459	489
Total assets	$23,596	$23,983

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,491	$2,987
Short-term debt	553	1,287
Other current liabilities	488	482
Total current liabilities	3,532	4,756

LONG-TERM LIABILITIES
Senior notes, net of unamortized discount of $17 and $18, respectively	8,758	8,757
Other long-term debt	564	541
Other long-term liabilities and deferred credits	594	548
Total long-term liabilities	9,916	9,846

COMMITMENTS AND CONTINGENCIES (NOTE 10)

PARTNERS’ CAPITAL
Class A Shareholders (222,773,809 and 206,933,274 shares outstanding, respectively)	1,804	1,657
Class B Shareholders (383,276,764 and 399,096,499 shares outstanding, respectively)	—	—
Noncontrolling interests	8,344	7,724
Total partners’ capital	10,148	9,381
Total liabilities and partners’ capital	$23,596	$23,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Three Months Ended March 31,
	2015	2014
	(unaudited)
REVENUES
Supply and Logistics segment revenues	$5,632	$11,346
Transportation segment revenues	185	181
Facilities segment revenues	125	157
Total revenues	5,942	11,684

COSTS AND EXPENSES
Purchases and related costs	5,042	10,670
Field operating costs	346	336
General and administrative expenses	79	90
Depreciation and amortization	108	96
Total costs and expenses	5,575	11,192

OPERATING INCOME	367	492

OTHER INCOME/(EXPENSE)
Equity earnings in unconsolidated entities	37	20
Interest expense (net of capitalized interest of $14 and $11, respectively)	(104)	(81)
Other expense, net	(4)	(2)

INCOME BEFORE TAX	296	429
Current income tax expense	(42)	(36)
Deferred income tax benefit/(expense)	8	(21)

NET INCOME	262	372
Net income attributable to noncontrolling interests	(231)	(358)
NET INCOME ATTRIBUTABLE TO PAGP	$31	$14

BASIC AND DILUTED NET INCOME PER CLASS A SHARE	$0.14	$0.11

BASIC AND DILUTED WEIGHTED AVERAGE CLASS A SHARES OUTSTANDING	212	135

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

(in millions)

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Net income	$262	$372
Other comprehensive loss	(376)	(136)
Comprehensive income/(loss)	(114)	236
Comprehensive (income)/loss attributable to noncontrolling interests	142	(223)
Comprehensive income attributable to PAGP	$28	$13

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)

(in millions)

	Derivative	Translation
	Instruments	Adjustments	Total
		(unaudited)
Balance at December 31, 2014	$(159)	$(308)	$(467)

Reclassification adjustments	(6)	—	(6)
Deferred loss on cash flow hedges, net of tax	(72)	—	(72)
Currency translation adjustments	—	(298)	(298)
Total period activity	(78)	(298)	(376)
Balance at March 31, 2015	$(237)	$(606)	$(843)

	Derivative	Translation
	Instruments	Adjustments	Total
		(unaudited)
Balance at December 31, 2013	$(77)	$(20)	$(97)

Reclassification adjustments	20	—	20
Deferred loss on cash flow hedges, net of tax	(32)	—	(32)
Currency translation adjustments	—	(124)	(124)
Total period activity	(12)	(124)	(136)
Balance at March 31, 2014	$(89)	$(144)	$(233)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three Months Ended March 31,
	2015	2014
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$262	$372
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	108	96
Equity-indexed compensation expense	19	34
Inventory valuation adjustments	24	37
Deferred income tax (benefit)/expense	(8)	21
(Gain)/loss on foreign currency revaluation	(27)	5
Equity earnings in unconsolidated entities	(37)	(20)
Distributions from unconsolidated entities	54	25
Other	(9)	(6)
Changes in assets and liabilities, net of acquisitions	343	253
Net cash provided by operating activities	729	817

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in connection with acquisitions, net of cash acquired	(64)	—
Additions to property, equipment and other	(441)	(468)
Investment in unconsolidated entities	(65)	(26)
Cash received for sales of linefill and base gas	—	11
Cash paid for purchases of linefill and base gas	(96)	(44)
Proceeds from sales of assets	1	2
Other investing activities	(1)	1
Net cash used in investing activities	(666)	(524)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under PAA commercial paper program (Note 6)	(734)	(128)
Net borrowings under AAP senior secured revolving credit facility (Note 6)	23	5
Net proceeds from the issuance of common units by subsidiaries (Note 7)	1,099	148
Distributions paid to Class A shareholders (Note 7)	(42)	(17)
Distributions paid to noncontrolling interests (Note 7)	(346)	(309)
Other financing activities	(2)	(1)
Net cash used in financing activities	(2)	(302)

Effect of translation adjustment on cash	(5)	(2)

Net increase/(decrease) in cash and cash equivalents	56	(11)
Cash and cash equivalents, beginning of period	404	43
Cash and cash equivalents, end of period	$460	$32

Cash paid for:
Interest, net of amounts capitalized	$77	$81
Income taxes, net of amounts refunded	$11	$66

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(in millions)

	Partners’ Capital			Total
	(Excluding Noncontrolling Interests)		Noncontrolling	Partners’
	Class A	Class B	Interests	Capital
	(unaudited)
Balance at December 31, 2014	$1,657	$—	$7,724	$9,381
Net income	31	—	231	262
Distributions	(42)	—	(346)	(388)
Deferred tax asset	163	—	—	163
Change in ownership interest in connection with Exchange Right exercises (Note 7)	(2)	—	2	—
Issuance of common units by subsidiaries	—	—	1,099	1,099
Equity-indexed compensation expense	—	—	9	9
Distribution equivalent right payments	—	—	(2)	(2)
Other comprehensive loss	(3)	—	(373)	(376)
Balance at March 31, 2015	$1,804	$—	$8,344	$10,148

	Partners’ Capital			Total
	(Excluding Noncontrolling Interests)		Noncontrolling	Partners’
	Class A	Class B	Interests	Capital
	(unaudited)
Balance at December 31, 2013	$1,035	$—	$7,244	$8,279
Net income	14	—	358	372
Distributions	(17)	—	(309)	(326)
Deferred tax asset	21	—	—	21
Change in ownership interest in connection with Exchange Right exercises (Note 7)	(1)	—	1	—
Issuance of common units by subsidiaries	—	—	148	148
Issuance of PAA common units under LTIP, net of units tendered by employees to satisfy tax withholding obligations	—	—	(2)	(2)
Equity-indexed compensation expense	—	—	12	12
Distribution equivalent right payments	—	—	(1)	(1)
Other comprehensive loss	(1)	—	(135)	(136)
Balance at March 31, 2014	$1,051	$—	$7,316	$8,367

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

As of March 31, 2015, our sole assets consisted of (i) a 100% managing member interest in Plains All American GP LLC (“GP LLC”) and (ii) an approximate 37% limited partner interest in Plains AAP, L.P. (“AAP”) through our ownership of 222,773,809 Class A units of AAP (“AAP units”). GP LLC is a Delaware limited liability company that holds the general partner interest in AAP. AAP is a Delaware limited partnership that directly owns all of PAA’s IDRs and indirectly owns the 2% general partner interest in PAA. AAP is the sole member of PAA GP LLC (“PAA GP”), a Delaware limited liability company that directly holds the 2% general partner interest in PAA. Plains GP Holdings LLC, a Delaware limited liability company, is our general partner.

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

PAA is a publicly traded master limited partnership that owns and operates midstream energy infrastructure and provides logistics services for crude oil, natural gas liquids (“NGL”), natural gas and refined products. PAA owns an extensive network of pipeline transportation, terminalling, storage and gathering assets in key crude oil and NGL producing basins and transportation corridors and at major market hubs in the United States and Canada. Our business activities are conducted through three operating segments: Transportation, Facilities and Supply and Logistics. See Note 11 for further discussion of our operating segments.

As used in this Form 10-Q and unless the context indicates otherwise (taking into account the fact that PAGP has no operating activities apart from those conducted by PAA and its subsidiaries), the terms “PAGP,” “Partnership,” “Plains,” “we,” “us,” “our,” “ours” and similar terms refer to PAGP and its consolidated subsidiaries.

Definitions

Additional defined terms are used in this Form 10-Q and shall have the meanings indicated below:

AOCI	=	Accumulated other comprehensive income / (loss)
Bcf	=	Billion cubic feet
Btu	=	British thermal unit
CAD	=	Canadian dollar
DERs	=	Distribution equivalent rights
EPA	=	United States Environmental Protection Agency
FASB	=	Financial Accounting Standards Board
GAAP	=	Generally accepted accounting principles in the United States
ICE	=	Intercontinental Exchange
LIBOR	=	London Interbank Offered Rate
LTIP	=	Long-term incentive plan
Mcf	=	Thousand cubic feet
NGL	=	Natural gas liquids, including ethane, propane and butane
NYMEX	=	New York Mercantile Exchange
Oxy	=	Occidental Petroleum Corporation or its subsidiaries
PLA	=	Pipeline loss allowance
USD	=	United States dollar
WTI	=	West Texas Intermediate

Basis of Consolidation and Presentation

The accompanying unaudited condensed consolidated interim financial statements and related notes thereto should be read in conjunction with our 2014 Annual Report on Form 10-K. The accompanying consolidated financial statements include the accounts of PAGP and all of its wholly owned subsidiaries and those entities that it controls. Under GAAP, we consolidate PAA, AAP and GP LLC. Amounts associated with the interests in these entities not owned by us are reflected in our results of operations as net income attributable to noncontrolling interests and on our balance sheet in the partners’ capital section as noncontrolling interests. Investments in entities over which we have significant influence but not control are accounted for by the equity method. The financial statements have been prepared in accordance with the instructions for interim reporting as set forth by the SEC. All adjustments (consisting only of normal recurring adjustments) that in the opinion of management were necessary for a fair statement of the results for the interim periods have been reflected. All significant intercompany transactions have been eliminated in consolidation, and certain reclassifications have been made to information from previous years to conform to the current presentation. These reclassifications do not affect net income attributable to PAGP. The condensed consolidated balance sheet data as of December 31, 2014 was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three months ended March 31, 2015 should not be taken as indicative of results to be expected for the entire year.

Subsequent events have been evaluated through the financial statements issuance date and have been included in the following footnotes where applicable.

Note 2—Recent Accounting Pronouncements

In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs in entities’ financial statements. Under this revised guidance, an entity will present such costs as a direct reduction from the related debt liability (rather than as an asset under current guidance). Additionally, amortization of the debt issuance costs will be reported as interest expense. This guidance will become effective for interim and annual periods beginning after December 15, 2015 and will be adopted retrospectively to all prior periods. Early adoption is permitted for financial statements that have not been previously issued. We expect to adopt this guidance on January 1, 2016, and we are currently evaluating the effect that adopting this guidance will have on our financial position, results of operations and cash flows.

In February 2015, the FASB issued guidance that revises the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Among other things, this guidance (i) modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership and (iii) affects the consolidation analysis of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships. This guidance will become effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We expect to adopt this guidance on January 1, 2016, and we are currently evaluating the effect that adopting this guidance will have on our financial position, results of operations and cash flows.

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

In May 2014, the FASB issued guidance regarding the recognition of revenue from contracts with customers with the underlying principle that an entity will recognize revenue to reflect amounts expected to be received in exchange for the provision of goods and services to customers upon the transfer of those goods or services. The guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and the related cash flows. This guidance becomes effective for interim and annual periods beginning after December 15, 2016 and can be adopted either with a full retrospective approach or a modified retrospective approach with a cumulative-effect adjustment as of the date of adoption. We currently expect to adopt this guidance on January 1, 2017, and we are evaluating which transition approach to apply and the effect that adopting this guidance will have on our financial position, results of operations and cash flows. In April 2015, the FASB proposed a one year deferral of the effective date of this standard.

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

Note 3—Net Income Per Class A Share

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

All AAP Management Units that have satisfied the applicable performance conditions are considered potentially dilutive. Exchanges of potentially dilutive AAP units and AAP Management Units are assumed to have occurred at the beginning of the period and the incremental income attributable to PAGP resulting from the assumed exchanges is representative of the incremental income that would have been attributable to PAGP if the assumed exchanges occurred on that date. Our PAGP LTIP awards that contemplate the issuance of Class A shares are considered dilutive unless (i) vesting occurs only upon the satisfaction of a performance condition and (ii) that performance condition has yet to be satisfied. PAGP LTIP awards that are deemed to be dilutive are reduced by a hypothetical share repurchase based on the remaining unamortized fair value, as prescribed by the treasury stock method in guidance issued by the FASB.

For the three months ended March 31, 2015, and the same period in 2014, the possible exchange of any AAP units and certain AAP Management Units would not have a dilutive effect on basic net income per Class A share. For both the three months ended March 31, 2015 and March 31, 2014, our PAGP LTIP awards were dilutive. However, there were less than 0.1 million dilutive LTIP awards for each of the three months ended March 31, 2015 and 2014, which did not change the presentation of weighted average shares outstanding or net income per Class A share. The following table illustrates the calculation of basic net income per Class A share and diluted net income per Class A share for the three months ended March 31, 2015 and 2014 (in millions, except per share data):

	Three Months Ended March 31,
	2015	2014
Basic and Diluted Net Income per Class A Share
Net income attributable to PAGP	$31	$14
Basic and diluted weighted average Class A shares outstanding	212	135

Basic and diluted net income per Class A share	$0.14	$0.11

Note 4—Accounts Receivable

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

To mitigate credit risk related to our accounts receivable, we utilize a rigorous credit review process. We closely monitor market conditions to make a determination with respect to the amount, if any, of open credit to be extended to any given customer and the form and amount of financial performance assurances we require. Such financial assurances are commonly provided to us in the form of advance cash payments, standby letters of credit or parental guarantees. As of March 31, 2015 and December 31, 2014, we had received $130 million and $180 million, respectively, of advance cash payments from third parties to mitigate credit risk. Furthermore, as of March 31, 2015 and December 31, 2014, we had received $12 million and $198 million, respectively, of standby letters of credit to support obligations due from third parties, a portion of which applies to future business. The decrease in standby letters of credit and advance cash payments from third parties as of March 31, 2015 compared to December 31, 2014 is largely due to a decrease in exposure to various customers requiring letters of credit. Furthermore, in an effort to mitigate credit risk, a significant portion of our transactions with counterparties are settled on a net-cash basis. Further, we enter into netting agreements (contractual agreements that allow us to offset receivables and payables with those counterparties against each other on our balance sheet) for a majority of such arrangements.

We review all outstanding accounts receivable balances on a monthly basis and record a reserve for amounts that we expect will not be fully recovered. We do not apply actual balances against the reserve until we have exhausted substantially all collection efforts. At March 31, 2015 and December 31, 2014, substantially all of our accounts receivable (net of allowance for doubtful accounts) were less than 30 days past their scheduled invoice date. Our allowance for doubtful accounts receivable totaled $4 million as of both March 31, 2015 and December 31, 2014. Although we consider our allowance for doubtful accounts receivable to be adequate, actual amounts could vary significantly from estimated amounts.

Note 5—Inventory, Linefill and Base Gas and Long-term Inventory

Inventory, linefill and base gas and long-term inventory consisted of the following as of the dates indicated (barrels and natural gas volumes in thousands and carrying value in millions):

	March 31, 2015				December 31, 2014
	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)
Inventory
Crude oil	15,351	barrels	$686	$44.69	6,465	barrels	$304	$47.02
NGL	7,277	barrels	154	$21.16	13,553	barrels	454	$33.50
Natural gas	10,965	Mcf	31	$2.83	32,317	Mcf	102	$3.16
Other	N/A		58	N/A	N/A		31	N/A
Inventory subtotal			929				891

Linefill and base gas
Crude oil	12,970	barrels	777	$59.91	11,810	barrels	744	$63.00
NGL	1,215	barrels	48	$39.51	1,212	barrels	52	$42.90
Natural gas	28,612	Mcf	135	$4.72	28,612	Mcf	134	$4.68
Linefill and base gas subtotal			960				930

Long-term inventory
Crude oil	2,646	barrels	117	$44.22	2,582	barrels	136	$52.67
NGL	1,681	barrels	32	$19.04	1,681	barrels	50	$29.74
Long-term inventory subtotal			149				186

Total			$2,038				$2,007

(1)                                     Price per unit of measure is comprised of a weighted average associated with various grades, qualities and locations. Accordingly, these prices may not coincide with any published benchmarks for such products.

At the end of each reporting period, we assess the carrying value of our inventory and make any adjustments necessary to reduce the carrying value to the applicable net realizable value. Any resulting adjustments are a component of “Purchases and related costs” on our accompanying Condensed Consolidated Statements of Operations. We recorded a charge of $24 million during the three months ended March 31, 2015 primarily related to the writedown of our NGL inventory due to declines in prices. The loss was substantially offset by a portion of the derivative mark-to-market gain that was recognized in the fourth quarter of 2014 for which the related derivatives were still open as of March 31, 2015. See Note 8 for discussion of our derivative and risk management activities. During the three months ended March 31, 2014, we recorded a charge of $37 million related to the writedown of our natural gas inventory that was purchased in conjunction with managing natural gas storage deliverability requirements during the extended period of severe cold weather in the first quarter of 2014.

Note 6—Debt

Debt consisted of the following as of the dates indicated (in millions):

	March 31,	December 31,
	2015	2014
SHORT-TERM DEBT
PAA commercial paper notes, bearing a weighted-average interest rate of 0.46% at December 31, 2014 (1)	$—	$734
PAA senior notes:
5.25% senior notes due June 2015	150	150
3.95% senior notes due September 2015	400	400
Other	3	3
Total short-term debt	553	1,287

LONG-TERM DEBT
PAA senior notes, net of unamortized discount of $17 and $18, respectively	8,758	8,757
Credit Facilities and Other:
AAP term loan, bearing a weighted-average interest rate of 1.8% and 1.8%, respectively	500	500
AAP senior secured revolving credit facility, bearing a weighted-average interest rate of 1.8% and 1.8%, respectively	59	36
Other	5	5
Total long-term debt	9,322	9,298
Total debt (2)	$9,875	$10,585

(1)                                  At December 31, 2014, we classified all of the borrowings under the PAA commercial paper program as short-term as these borrowings were primarily designated as working capital borrowings, must be repaid within one year and were primarily for hedged NGL and crude oil inventory and NYMEX and ICE margin deposits.

(2)                                    PAA’s fixed-rate senior notes (including current maturities) had a face value of approximately $9.3 billion as of both March 31, 2015 and December 31, 2014. We estimated the aggregate fair value of these notes as of March 31, 2015 and December 31, 2014 to be approximately $10.0 billion and $9.9 billion, respectively. PAA’s fixed-rate senior notes are traded among institutions, and these trades are routinely published by a reporting service. Our determination of fair value is based on reported trading activity near quarter end. We estimate that the carrying value of outstanding borrowings under credit facilities and the PAA commercial paper program approximates fair value as interest rates reflect current market rates. The fair value estimates for the PAA senior notes, credit facilities and the PAA commercial paper program are based upon observable market data and are classified in Level 2 of the fair value hierarchy.

Credit Facilities

PAA senior unsecured 364-day revolving credit facility. In January 2015, PAA entered into a 364-day senior unsecured credit agreement with a borrowing capacity of $1.0 billion. Borrowings will accrue interest based, at PAA’s election, on either the Eurocurrency Rate or the Base Rate, as defined in the agreement, in each case plus a margin based on PAA’s credit rating at the applicable time.

Borrowings and Repayments

Total borrowings under credit agreements and the PAA commercial paper program for the three months ended March 31, 2015 and 2014 were approximately $7.0 billion and $19.2 billion, respectively. Total repayments under credit agreements and the PAA commercial paper program were approximately $7.7 billion and $19.3 billion for the three months ended March 31, 2015 and 2014, respectively. The variance in total gross borrowings and repayments is impacted by various business and financial factors including, but not limited to, the timing, average term and method of general partnership borrowing activities.

Letters of Credit

In connection with our supply and logistics activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase of crude oil, NGL and natural gas. Additionally, we issue letters of credit to support insurance programs and construction activities. At March 31, 2015 and December 31, 2014, we had outstanding letters of credit of $83 million and $87 million, respectively.

Note 7—Partners’ Capital and Distributions

Distributions

The following table details the distributions paid to Class A shareholders during or pertaining to the first three months of 2015 (in millions, except per share data):

		Distributions to	Distributions per
Date Declared	Distribution Date	Class A Shareholders	Class A Share
April 7, 2015	May 15, 2015 (1)	$50	$0.222
January 8, 2015	February 13, 2015	$42	$0.203

(1)                                     Payable to shareholders of record at the close of business on May 1, 2015 for the period January 1, 2015 through March 31, 2015.

Exchange Rights

Holders of AAP units and their permitted transferees each have the right to exchange all or a portion of their AAP units for Class A shares at an exchange ratio of one Class A share for each AAP unit exchanged (referred to herein as their “Exchange Right”). This Exchange Right may be exercised only if, simultaneously therewith, an equal number of Class B shares and general partner units are transferred by the exercising party to us. For additional information regarding Exchange Rights, see Note 11 to our Consolidated Financial Statements included in Part IV of our 2014 Annual Report on Form 10-K. During the three months ended March 31, 2015, certain holders of AAP units and their permitted transferees exercised their Exchange Right, which resulted in the exchange of AAP units, general partner units and our Class B shares for our Class A shares. The impact of such Exchange Right exercises on our Class A and Class B shares outstanding is reflected in the table below.

Shares Outstanding

The following table presents the activity for our Class A shares and Class B shares for the three months ended March 31, 2015:

	Class B Shares	Class A Shares
Balance at December 31, 2014	399,096,499	206,933,274
Shares (exchanged)/issued in connection with Exchange Right exercises	(15,819,735)	15,819,735
Shares issued in connection with LTIP award vestings	—	20,800
Balance at March 31, 2015	383,276,764	222,773,809

Consolidated Subsidiaries

Noncontrolling Interests in Subsidiaries

As of March 31, 2015, noncontrolling interests in our subsidiaries consisted of (i) a 98% limited partner interest in PAA, (ii) an approximate 63% limited partner interest in AAP that consists of Class A units and AAP Management Units (a profits interest) and (iii) a 25% interest in SLC Pipeline LLC.

Subsidiary Distributions

PAA Distributions. The following table details the distributions to PAA’s partners paid during or pertaining to the first three months of 2015, net of incentive distribution reductions (in millions, except per unit data):

		Distributions to PAA’s Partners				Distributions
		Limited	AAP			per limited
Date Declared	Distribution Date	Partners	2%	Incentive	Total	partner unit
April 7, 2015	May 15, 2015 (1)	$272	$6	$142	$420	$0.6850
January 8, 2015	February 13, 2015	$254	$5	$131	$390	$0.6750

(1)                                     Payable to unitholders of record at the close of business on May 1, 2015 for the period January 1, 2015 through March 31, 2015.

AAP Distributions. The following table details the distributions to AAP’s partners from distributions received from PAA paid  during or pertaining to the first three months of 2015 (in millions):

			Distributions to AAP’s Partners
	Distributions Received	Cash		Noncontrolling
Distribution Date	by AAP from PAA	Reserves	Total	Interests	PAGP
May 15, 2015 (1)	$148	$(3)	$145	$95	$50
February 13, 2015	$136	$(3)	$133	$91	$42

(1)                                     Payable to unitholders of record at the close of business on May 1, 2015 for the period January 1, 2015 through March 31, 2015.

Other Distributions. During the three months ended March 31, 2015, distributions of $1 million were paid to noncontrolling interests in SLC Pipeline LLC.

Sales of Common Units by Subsidiaries

PAA Continuous Offering Program. During the three months ended March 31, 2015, PAA issued an aggregate of approximately 1.1 million common units under its continuous offering program, generating proceeds of $58 million, net of offering costs.

PAA Underwritten Offering. In March 2015, PAA completed an underwritten public offering of 21.0 million common units, generating proceeds of approximately $1.0 billion, net of costs associated with the offering.

Note 8—Derivatives and Risk Management Activities

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

Commodity Purchases and Sales — In the normal course of our operations, we purchase and sell commodities.  We use derivatives to manage the associated risks and to optimize profits.  As of March 31, 2015, net derivative positions related to these activities included:

•                  An average of 233,600 barrels per day net long position (total of 7.0 million barrels) associated with our crude oil purchases, which was unwound ratably during April 2015 to match monthly average pricing.

•                  A net short time spread position averaging 18,200 barrels per day (total of 7.2 million barrels), which hedges a portion of our anticipated crude oil lease gathering purchases through June 2016.

•                  An average of 37,500 barrels per day (total of 9.1 million barrels) of crude oil grade spread positions through December 2015. These derivatives allow us to lock in grade basis differentials.

•                  A net short position of 6.8 Bcf through April 2016 related to anticipated sales of natural gas inventory and base gas requirements.

•                  A net short position of 16.8 million barrels through March 2017 related to anticipated purchases and sales of our crude oil, NGL and refined products inventory.

Natural Gas Processing/NGL Fractionation — We purchase natural gas for processing and operational needs. Additionally, we purchase NGL mix for fractionation and sell the resulting individual specification products (including ethane, propane, butane and condensate).  In conjunction with these activities, we hedge the price risk associated with the purchase of the natural gas and the subsequent sale of the individual specification products.  As of March 31, 2015, we had a long natural gas position of 18.1 Bcf through December 2016, a short propane position of 3.5 million barrels through December 2016, a short butane position of 1.0 million barrels through December 2016 and a short WTI position of 0.4 million barrels through December 2016. In addition, we had a long power position of 0.4 million megawatt hours, which hedges a portion of our power supply requirements at our natural gas processing and fractionation plants through December 2016.

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

Interest Rate Risk Hedging

We use interest rate derivatives to hedge interest rate risk associated with anticipated debt issuances and outstanding debt instruments.  The derivative instruments we use to manage this risk consist primarily of interest rate swaps and treasury locks.  As of March 31, 2015, AOCI includes deferred losses of $234 million that relate to open and terminated interest rate derivatives that were designated as cash flow hedges.  The terminated interest rate derivatives were cash-settled in connection with the issuance or refinancing of debt agreements.  The deferred loss related to these instruments is being amortized to interest expense over the terms of the hedged debt instruments.

We have entered into forward starting interest rate swaps to hedge the underlying benchmark interest rate related to forecasted PAA debt issuances through 2019. The following table summarizes the terms of our forward starting interest rate swaps as of March 31, 2015 (notional amounts in millions):

Hedged Transaction	Number and Types of Derivatives Employed	Notional Amount	Expected Termination Date	Average Rate Locked	Accounting Treatment
Anticipated PAA debt offering	10 forward starting swaps (30-year)	$250	6/15/2015	3.60%	Cash flow hedge
Anticipated PAA debt offering	8 forward starting swaps (30-year)	$200	6/15/2016	3.06%	Cash flow hedge
Anticipated PAA debt offering	8 forward starting swaps (30-year)	$200	6/15/2017	3.14%	Cash flow hedge
Anticipated PAA debt offering	8 forward starting swaps (30-year)	$200	6/15/2018	3.20%	Cash flow hedge
Anticipated PAA debt offering	8 forward starting swaps (30-year)	$200	6/14/2019	2.83%	Cash flow hedge

Currency Exchange Rate Risk Hedging

Because a significant portion of our Canadian business is conducted in CAD and, at times, a portion of our debt is denominated in CAD, we use foreign currency derivatives to minimize the risk of unfavorable changes in exchange rates.  These instruments include foreign currency exchange contracts and forwards.

As of March 31, 2015, our outstanding foreign currency derivatives include derivatives we use to (i) hedge currency exchange risk associated with USD-denominated commodity purchases and sales in Canada and (ii) hedge currency exchange risk created by the use of USD-denominated commodity derivatives to hedge commodity price risk associated with CAD-denominated commodity purchases and sales.

The following table summarizes our open forward exchange contracts as of March 31, 2015 (in millions):

		USD	CAD	Average Exchange Rate USD to CAD
Forward exchange contracts that exchange CAD for USD:
	2015	$147	$187	$1.00 - $1.27
	2016	5	7	$1.00 - $1.27
		$152	$194

Forward exchange contracts that exchange USD for CAD:
	2015	$181	$225	$1.00 - $1.24
	2016	5	7	$1.00 - $1.27
		$186	$232

Summary of Financial Impact

We record all open derivatives on the balance sheet as either assets or liabilities measured at fair value. Changes in the fair value of derivatives are recognized currently in earnings unless specific hedge accounting criteria are met.  For derivatives that qualify as cash flow hedges, changes in fair value of the effective portion of the hedges are deferred in AOCI and recognized in earnings in the periods during which the underlying physical transactions are recognized in earnings. Derivatives that do not qualify for hedge accounting and the portion of cash flow hedges that are not highly effective in offsetting changes in cash flows of the hedged items are recognized in earnings each period.  Cash settlements associated with our derivative activities are classified within the same category as the related hedged item in our Condensed Consolidated Statements of Cash Flows.

A summary of the impact of our derivative activities recognized in earnings for the three months ended March 31, 2015 and 2014 is as follows (in millions):

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
Location of gain/(loss)	Derivatives in Hedging Relationships (1)	Derivatives Not Designated as a Hedge	Total	Derivatives in Hedging Relationships (1)	Derivatives Not Designated as a Hedge	Total
Commodity Derivatives

Supply and Logistics segment revenues	$7	$(34)	$(27)	$(19)	$—	$(19)

Transportation segment revenues	—	2	2	—	—	—

Field operating costs	—	(4)	(4)	—	(1)	(1)

Interest Rate Derivatives

Interest expense	(1)	—	(1)	(1)	—	(1)

Foreign Currency Derivatives

Supply and Logistics segment revenues	—	(17)	(17)	—	(9)	(9)

Total Gain/(Loss) on Derivatives Recognized in Net Income	$6	$(53)	$(47)	$(20)	$(10)	$(30)

(1)                    Represents gains/(losses) on cash flow hedges reclassified from AOCI to income during the period.

The following table summarizes the derivative assets and liabilities on our Condensed Consolidated Balance Sheet on a gross basis as of March 31, 2015 (in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Commodity derivatives	Other current assets	$18	Other long-term liabilities and deferred credits	$(2)
	Other long-term liabilities and deferred credits	3

Interest rate derivatives			Other current liabilities	(64)
			Other long-term liabilities and deferred credits	(80)
Total derivatives designated as hedging instruments		$21		$(146)

Derivatives not designated as hedging instruments:
Commodity derivatives	Other current assets	$205	Other current assets	$(47)
	Other long-term assets, net	18	Other current liabilities	(40)
	Other long-term liabilities and deferred credits	2	Other long-term liabilities and deferred credits	(13)

Foreign currency derivatives			Other current liabilities	(4)
Total derivatives not designated as hedging instruments		$225		$(104)

Total derivatives		$246		$(250)

The following table summarizes the derivative assets and liabilities on our Condensed Consolidated Balance Sheet on a gross basis as of December 31, 2014 (in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives designated as hedging instruments:
Commodity derivatives	Other current assets	$23	Other current assets	$(12)
	Other long-term assets, net	8	Other long-term assets, net	(1)

Interest rate derivatives			Other current liabilities	(44)
			Other long-term liabilities and deferred credits	(26)
Total derivatives designated as hedging instruments		$31		$(83)

Derivatives not designated as hedging instruments:
Commodity derivatives	Other current assets	$439	Other current assets	$(246)
	Other long-term assets, net	23	Other long-term assets, net	(3)
			Other current liabilities	(35)
			Other long-term liabilities and deferred credits	(5)

Foreign currency derivatives			Other current liabilities	(12)
Total derivatives not designated as hedging instruments		$462		$(301)

Total derivatives		$493		$(384)

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

Our accounting policy is to offset derivative assets and liabilities executed with the same counterparty when a master netting arrangement exists. Accordingly, we also offset derivative assets and liabilities with amounts associated with cash margin. Our exchange-traded derivatives are transacted through clearing brokerage accounts and are subject to margin requirements as established by the respective exchange. On a daily basis, our account equity (consisting of the sum of our cash balance and the fair value of our open derivatives) is compared to our initial margin requirement resulting in the payment or return of variation margin. As of March 31, 2015, we had a net broker payable of $112 million (consisting of initial margin of $61 million reduced by $173 million of variation margin that had been returned to us). As of December 31, 2014, we had a net broker payable of $133 million (consisting of initial margin of $126 million reduced by $259 million of variation margin that had been returned to us).

The following tables present information about derivatives and financial assets and liabilities that are subject to offsetting, including enforceable master netting arrangements as of the dates indicated (in millions):

	March 31, 2015		December 31, 2014
	Derivative	Derivative	Derivative	Derivative
	Asset Positions	Liability Positions	Asset Positions	Liability Positions
Netting Adjustments:
Gross position - asset/(liability)	$246	$(250)	$493	$(384)
Netting adjustment	(52)	52	(262)	262
Cash collateral paid/(received)	(112)	—	(133)	—
Net position - asset/(liability)	$82	$(198)	$98	$(122)

Balance Sheet Location After Netting Adjustments:
Other current assets	$64	$—	$71	$—
Other long-term assets, net	18	—	27	—
Other current liabilities	—	(108)	—	(91)
Other long-term liabilities and deferred credits	—	(90)	—	(31)
	$82	$(198)	$98	$(122)

As of March 31, 2015, there was a net loss of $237 million deferred in AOCI including tax effects.  The deferred net loss recorded in AOCI is expected to be reclassified to future earnings contemporaneously with (i) the earnings recognition of the underlying hedged commodity transaction or (ii) interest expense accruals associated with underlying debt instruments. Of the total net loss deferred in AOCI at March 31, 2015, we expect to reclassify a net gain of $9 million to earnings in the next twelve months.  The remaining deferred loss of $246 million is expected to be reclassified to earnings through 2049. A portion of these amounts are based on market prices as of March 31, 2015; thus, actual amounts to be reclassified will differ and could vary materially as a result of changes in market conditions.

The net deferred gain/(loss), including tax effects, recognized in AOCI for derivatives for the three months ended March 31, 2015 and 2014 was as follows (in millions):

	Three Months Ended
	March 31,
	2015	2014
Commodity derivatives, net	$3	$(12)
Interest rate derivatives, net	(75)	(20)
Total	$(72)	$(32)

At March 31, 2015 and December 31, 2014, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings. Although we may be required to post margin on our cleared derivatives as described above, we do not require our non-cleared derivative counterparties to post collateral with us.

Recurring Fair Value Measurements

Derivative Financial Assets and Liabilities

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 (in millions):

	Fair Value as of March 31, 2015				Fair Value as of December 31, 2014
Recurring Fair Value Measures (1)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity derivatives	$16	$123	$5	$144	$(85)	$261	$15	$191
Interest rate derivatives	—	(144)	—	(144)	—	(70)	—	(70)
Foreign currency derivatives	—	(4)	—	(4)	—	(12)	—	(12)
Total net derivative asset/(liability)	$16	$(25)	$5	$(4)	$(85)	$179	$15	$109

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

Rollforward of Level 3 Net Asset/(Liability)

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our derivatives classified as Level 3 for the three months ended March 31, 2015 and 2014 (in millions):

	Three Months Ended
	March 31,
	2015	2014
Beginning Balance	$15	$(3)
Total gains/(losses) for the period:
Settlements	(12)	3
Derivatives entered into during the period	2	1
Ending Balance	$5	$1

Change in unrealized gains/(losses) included in earnings relating to Level 3 derivatives still held at the end of the period	$2	$1

Note 9—Equity-Indexed Compensation Plans

We refer to the PAGP LTIP, PAA LTIPs and AAP Management Units collectively as our “equity-indexed compensation plans.” For additional discussion of our equity-indexed compensation plans and awards, see Note 16 to our Consolidated Financial Statements included in Part IV of our 2014 Annual Report on Form 10-K.

PAGP LTIP Awards

Activity for awards under the PAGP LTIP is summarized in the following table (shares in millions):

		Weighted Average
		Grant Date
	PAGP Shares	Fair Value per Share
Outstanding at December 31, 2014	0.1	$27.84
Granted (1)	—	$27.84
Vested (2)	—	$27.84
Outstanding at March 31, 2015	0.1	$27.84

(1)                                     During the three months ended March 31, 2015, less than 0.1 million PAGP LTIP awards were issued under the automatic re-grant feature for awards issued to PAGP directors.

(2)                                     During the three months ended March 31, 2015, less than 0.1 million PAGP LTIP awards were settled in shares.

PAA LTIP Awards

Activity for LTIP awards under our equity-indexed compensation plans denominated in PAA units is summarized in the following table (units in millions):

		Weighted Average
		Grant Date
	Units (1)	Fair Value per Unit
Outstanding at December 31, 2014	7.3	$41.45
Granted	1.1	$39.99
Vested (2)	—	$40.23
Cancelled or forfeited	(0.1)	$39.69
Outstanding at March 31, 2015	8.3	$41.26

(1)                                     Amounts do not include AAP Management Units.

(2)                                     During the three months ended March 31, 2015, less than 0.1 million PAA LTIP awards were settled in cash.

AAP Management Units

Activity for AAP Management Units is summarized in the following table (in millions):

	Reserved for Future Grants	Outstanding	Outstanding Units Earned	Grant Date Fair Value of Outstanding AAP Management Units (1)
Balance at December 31, 2014	3.0	49.1	47.8	$64
Earned	N/A	N/A	0.3	N/A
Balance at March 31, 2015	3.0	49.1	48.1	$64

(1)                                     Of the $64 million grant date fair value, $56 million had been recognized through March 31, 2015 on a cumulative basis. Of this amount, $1 million was recognized as expense during the three months ended March 31, 2015.

Other Consolidated Equity-Indexed Compensation Plan Information

The table below summarizes the expense recognized and the value of vested LTIP awards (settled in PAA common units, PAGP shares and cash) under our equity-indexed compensation plans and includes both liability-classified and equity-classified awards (in millions):

	Three Months Ended March 31,
	2015	2014
Equity-indexed compensation expense (1)	$19	$34
LTIP unit or share-settled vestings (2)	$1	$5
LTIP cash-settled vestings (3)	$—	$1
DER cash payments (4)	$2	$2

(1)                                     For each of the three months ended March 31, 2015 and 2014, amount includes less than $1 million of expense related to PAGP LTIP awards.

(2)                                     For the three months ended March 31, 2015, amount relates to awards settled in PAGP shares and for the three months ended March 31, 2014, amount relates to awards settled in PAA common units.

(3)                                     For the three months ended March 31, 2015, the value of PAA LTIP awards that were settled in cash was less than $1 million. All cash-settled vestings for the three months ended March 31, 2014 related to PAA LTIP awards. No PAGP awards were settled in cash in either period.

(4)                                     For the three months ended March 31, 2015 less than $1 million of cash paid related to DERs on PAGP LTIP awards. There were no DER cash payments related to PAGP awards during the three months ended March 31, 2014.

Note 10—Commitments and Contingencies

Litigation

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

At March 31, 2015, our estimated undiscounted reserve for environmental liabilities totaled $75 million, of which $11 million was classified as short-term and $64 million was classified as long-term. At December 31, 2014, our estimated undiscounted reserve for environmental liabilities totaled $82 million, of which $13 million was classified as short-term and $69 million was classified as long-term. The short- and long-term environmental liabilities referenced above are reflected in “Accounts payable and accrued liabilities” and “Other long-term liabilities and deferred credits,” respectively, on our Condensed Consolidated Balance Sheets. At March 31, 2015 and December 31, 2014, we had recorded receivables totaling $7 million and $8 million, respectively, for amounts probable of recovery under insurance and from third parties under indemnification agreements, which are predominantly reflected in “Trade accounts receivable and other receivables, net” on our Condensed Consolidated Balance Sheets.

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

Bay Springs Pipeline Release. During February 2013, we experienced a crude oil release of approximately 120 barrels on a portion of one of our pipelines near Bay Springs, Mississippi. Most of the released crude oil was contained within our pipeline right of way, but some of the released crude oil entered a nearby waterway where it was contained with booms.  The EPA has issued an administrative order requiring us to take various actions in response to the release, including remediation, reporting and other actions. We have satisfied the requirements of the administrative order; however, we may be subjected to a civil penalty. The aggregate cost to clean up and remediate the site was $6 million.

Kemp River Pipeline Releases. During May and June 2013, two separate releases were discovered on our Kemp River pipeline in Northern Alberta, Canada that, in the aggregate, resulted in the release of approximately 700 barrels of condensate and light crude oil.  Clean-up and remediation activities are being conducted in cooperation with the applicable regulatory agencies. Final investigation by the Alberta Energy Regulator is not complete. To date, no charges, fines or penalties have been assessed against PMC with respect to these releases; however, it is possible that fines or penalties may be assessed against PMC in the future. We estimate that the aggregate clean-up and remediation costs associated with these releases will be $15 million. Through March 31, 2015, we spent $9 million in connection with clean-up and remediation activities.

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

In the Matter of Bakersfield Crude Terminal LLC et al.  On April 30, 2015, the EPA issued a Finding and Notice of Violation (“NOV”) to PAA’s Bakersfield Crude Terminal LLC for alleged violations of the Clean Air Act, as amended. The NOV, which cites 10 separate rule violations, questions the validity of construction and operating permits issued to our Bakersfield rail unloading facility in 2012 and 2014 by the San Joaquin Valley Air Pollution Control District (the “SJV District”). We believe we fully complied with all applicable regulatory requirements and that the permits issued to us by the SJV District are valid. To date, no fines or penalties have been assessed in this matter; however, it is possible that fines and penalties could be assessed in the future.

Note 11—Operating Segments

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

The following table reflects certain financial data for each segment for the periods indicated (in millions):

	Transportation	Facilities	Supply and Logistics	Total
Three Months Ended March 31, 2015
Revenues:
External Customers	$185	$125	$5,632	$5,942
Intersegment (1)	215	132	2	349
Total revenues of reportable segments	$400	$257	$5,634	$6,291
Equity earnings in unconsolidated entities	$37	$—	$—	$37
Segment profit (2) (3)	$241	$142	$130	$513
Maintenance capital	$33	$15	$2	$50

	Transportation	Facilities	Supply and Logistics	Total
Three Months Ended March 31, 2014
Revenues:
External Customers	$181	$157	$11,346	$11,684
Intersegment (1)	206	142	22	370
Total revenues of reportable segments	$387	$299	$11,368	$12,054
Equity earnings in unconsolidated entities	$20	$—	$—	$20
Segment profit (2) (3)	$206	$154	$249	$609
Maintenance capital	$34	$10	$2	$46

(1)                                     Segment revenues and purchases and related costs include intersegment amounts. Intersegment sales are conducted at posted tariff rates, rates similar to those charged to third parties or rates that we believe approximate market. For further discussion, see “Analysis of Operating Segments” under Item 7 of our 2014 Annual Report on Form 10-K.

(2)                                     Supply and Logistics segment profit includes interest expense (related to hedged inventory purchases) of $1 million and $2 million for the three months ended March 31, 2015 and 2014, respectively.

(3)                                     The following table reconciles segment profit to net income attributable to PAGP (in millions):

	Three Months Ended March 31,
	2015	2014
Segment profit	$513	$609
Unallocated general and administrative expenses	(1)	(1)
Depreciation and amortization	(108)	(96)
Interest expense, net	(104)	(81)
Other expense, net	(4)	(2)
Income before tax	296	429
Income tax expense	(34)	(57)
Net income	262	372
Net income attributable to noncontrolling interests	(231)	(358)
Net income attributable to PAGP	$31	$14

Note 12—Related Party Transactions

See Note 15 to our Consolidated Financial Statements included in Part IV of our 2014 Annual Report on Form 10-K for a complete discussion of our related party transactions.

Transactions with Oxy

As of March 31, 2015, Oxy owned approximately 13% of the limited partner interests in AAP and had a representative on the board of directors of GP LLC and our general partner. During the three months ended March 31, 2015 and 2014, we recognized sales and transportation revenues and purchased petroleum products from Oxy. These transactions were conducted at posted tariff rates or prices that we believe approximate market. See detail below (in millions):

	Three Months Ended March 31,
	2015	2014
Revenues	$176	$92

Purchases and related costs	$104	$259

We currently have a netting arrangement with Oxy. Our gross receivable and payable amounts with Oxy were as follows (in millions):

	March 31,	December 31,
	2015	2014
Trade accounts receivable and other receivables	$465	$489

Accounts payable	$410	$441

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion is intended to provide investors with an understanding of our financial condition and results of our operations and should be read in conjunction with our historical Consolidated Financial Statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in our 2014 Annual Report on Form 10-K. For more detailed information regarding the basis of presentation for the following financial information, see the Condensed Consolidated Financial Statements and related notes that are contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our discussion and analysis includes the following:

•                  Executive Summary

•                  Acquisitions and Capital Projects

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Off-Balance Sheet Arrangements

•                  Recent Accounting Pronouncements

•                  Critical Accounting Policies and Estimates

•                  Forward-Looking Statements

Executive Summary

Company Overview

We are a Delaware limited partnership formed on July 17, 2013 to own an interest in the general partner and IDRs of PAA, a publicly traded Delaware limited partnership. Although we were formed as a limited partnership, we have elected to be taxed as a corporation for United States federal income tax purposes. As of March 31, 2015, we owned an approximate 37% limited partner interest in AAP, a Delaware limited partnership that directly owns all of PAA’s IDRs and indirectly owns the 2% general partner interest in PAA. AAP is the sole member of PAA GP, a Delaware limited liability company that directly holds the 2% general partner interest in PAA.

Since we are the managing member of and control GP LLC, which in turn effectively controls PAA, we reflect our ownership in PAA, as well as its subsidiaries, on a consolidated basis in accordance with GAAP.  Accordingly, our financial results are combined with those of GP LLC and PAA as well as with their subsidiaries. As such, our results of operations as discussed below do not differ materially from the results of operations of PAA.

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

Overview of Operating Results, Capital Investments and Other Significant Activities

During the first three months of 2015, we recognized net income of $262 million as compared to net income of $372 million recognized during the first three months of 2014. The decrease in operating results was due to less favorable results from our Supply and Logistics and Facilities segments partially offset by growth in our Transportation segment (see further discussion of our segment operating results in the following sections). Net income for the first three months of 2015 was also impacted by:

•                  Higher depreciation and amortization expense and interest expense associated with our growing asset base and related financing activities; and

•                  Decreased income tax expense resulting from derivative mark-to-market losses in our Canadian operations.

We invested $586 million in midstream infrastructure projects during the three months ended March 31, 2015, with a targeted expansion capital plan for the full year of 2015 of $2.15 billion. To fund such capital activities, PAA issued approximately 22.1 million common units for net proceeds of approximately $1.1 billion during the first quarter. In addition, we paid $388 million of cash distributions to our Class A shareholders and noncontrolling interests during the three months ended March 31, 2015, and we declared a quarterly distribution of $0.222 per Class A share to be paid on May 15, 2015.

Acquisitions and Capital Projects

The following table summarizes our expenditures for acquisition capital, expansion capital and maintenance capital for the periods indicated (in millions):

	Three Months Ended
	March 31,
	2015	2014
Acquisition capital	$64	$—
Expansion capital (1)	586	563
Maintenance capital (1)	50	46
	$700	$609

(1)                                     Capital expenditures made to expand the existing operating and/or earnings capacity of our assets are classified as expansion capital. Capital expenditures for the replacement of partially or fully depreciated assets in order to maintain the operating and/or earnings capacity of our existing assets are classified as maintenance capital.

2015 Capital Projects

Our capital program is highlighted by a large number of small-to-medium sized projects spread across multiple geographic regions/resource plays. We believe the diversity of our program mitigates the impact of delays, cost overruns or adverse market developments with respect to a particular project or geographic region/resource play. The majority of our 2015 expansion capital program will be invested in our fee-based Transportation and Facilities segments. We expect that our investments will have minimal contributions to our 2015 results, but will provide growth for 2016 and beyond. The following table summarizes our notable projects in progress during 2015 and the forecasted expenditures for the year ending December 31, 2015 (in millions):

Projects	2015
Permian Basin Area Projects	$390
Fort Saskatchewan Facility Projects / NGL Line	300
Rail Terminal Projects (1)	265
Cactus Pipeline (2)	135
Diamond Pipeline	130
Red River Pipeline (Cushing to Longview)	130
Saddlehorn Pipeline	100
Eagle Ford JV Project	90
Cowboy Pipeline (Cheyenne to Carr)	50
Eagle Ford Area Projects	45
Cushing Terminal Expansions	40
Line 63 Reactivation	25
Other Projects	450
$2,150
Potential Adjustments for Timing / Scope Refinement (3)	-$50 + $100
Total Projected Expansion Capital Expenditures	$2,100 - $2,250

Maintenance Capital Expenditures	$205 - $225

(1)                                     Includes railcar purchases and projects located in or near St. James, LA and Kerrobert, Canada.

(2)                                     Includes linefill costs associated with the project.

(3)                                     Potential variation to current capital costs estimates may result from (i) changes to project design, (ii) final cost of materials and labor and (iii) timing of incurrence of costs due to uncontrollable factors such as permits, regulatory approvals and weather.

Results of Operations

We manage our operations through three operating segments: Transportation, Facilities and Supply and Logistics. Our Chief Operating Decision Maker (our Chief Executive Officer) evaluates such segment performance based on a variety of measures including segment profit, segment volumes, segment profit per barrel and maintenance capital investment. See Note 19 to our Consolidated Financial Statements included in Part IV of our 2014 Annual Report on Form 10-K for further discussion of how we evaluate segment profit.

The following table sets forth an overview of our consolidated financial results calculated in accordance with GAAP (in millions, except per share data):

	Three Months Ended March 31,		Favorable/(Unfavorable) Variance
	2015	2014	$	%
Transportation segment profit	$241	$206	$35	17%
Facilities segment profit	142	154	(12)	(8)%
Supply and Logistics segment profit	130	249	(119)	(48)%
Total segment profit	513	609	(96)	(16)%
Unallocated general and administrative expenses	(1)	(1)	—	—%
Depreciation and amortization	(108)	(96)	(12)	(13)%
Interest expense, net	(104)	(81)	(23)	(28)%
Other expense, net	(4)	(2)	(2)	(100)%
Income tax expense	(34)	(57)	23	40%
Net income	262	372	(110)	(30)%
Net income attributable to noncontrolling interests	(231)	(358)	127	35%
Net income attributable to PAGP	$31	$14	$17	121%

Net income attributable to PAGP:
Basic and diluted net income per Class A share	$0.14	$0.11	$0.03	27%
Basic and diluted weighted average Class A shares outstanding	212	135	77	57%

Analysis of Operating Segments

Transportation Segment

Our Transportation segment operations generally consist of fee-based activities associated with transporting crude oil and NGL on pipelines, gathering systems, trucks and barges. The Transportation segment generates revenue through a combination of tariffs, third-party pipeline capacity agreements and other transportation fees.

The following tables set forth our operating results from our Transportation segment for the periods indicated:

	Three Months Ended		Favorable/(Unfavorable)
Operating Results (1)	March 31,		Variance
(in millions, except per barrel data)	2015	2014	$	%
Revenues
Tariff activities	$358	$336	$22	7%
Trucking	42	51	(9)	(18)%
Total transportation revenues	400	387	13	3%

Costs and Expenses
Trucking costs	(30)	(37)	7	19%
Field operating costs (2)	(136)	(129)	(7)	(5)%
Equity-indexed compensation expense - operations	(3)	(4)	1	25%
Segment general and administrative expenses (2) (3)	(22)	(22)	—	—%
Equity-indexed compensation expense - general and administrative	(5)	(9)	4	44%
Equity earnings in unconsolidated entities	37	20	17	85%
Segment profit	$241	$206	$35	17%
Maintenance capital	$33	$34	$1	3%
Segment profit per barrel	$0.63	$0.60	$0.03	5%

	Three Months Ended		Favorable/(Unfavorable)
Average Daily Volumes	March 31,		Variance
(in thousands of barrels per day) (4)	2015	2014	Volumes	%
Tariff activities
Crude Oil Pipelines
All American	36	33	3	9%
Bakken Area Systems (5)	152	131	21	16%
Basin / Mesa / Sunrise	821	745	76	10%
BridgeTex	83	—	83	N/A
Capline	153	126	27	21%
Eagle Ford Area Systems (5)	263	189	74	39%
Line 63 / Line 2000	136	125	11	9%
Manito	53	45	8	18%
Mid-Continent Area Systems	371	326	45	14%
Permian Basin Area Systems	754	760	(6)	(1)%
Rainbow	118	120	(2)	(2)%
Rangeland	62	69	(7)	(10)%
Salt Lake City Area Systems (5)	130	131	(1)	(1)%
South Saskatchewan	66	64	2	3%
White Cliffs	47	23	24	104%
Other	687	650	37	6%
NGL Pipelines
Co-Ed	61	57	4	7%
Other	130	116	14	12%
Tariff activities total	4,123	3,710	413	11%
Trucking	121	130	(9)	(7)%
Transportation segment total	4,244	3,840	404	11%

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

(5)                                     Area systems include volumes (attributable to our interest) from our investments in unconsolidated entities.

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

Net Operating Revenues and Volumes. As noted in the table above, our total Transportation segment revenues, net of trucking costs, and volumes increased for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Our Transportation segment results for the comparative periods were impacted by the following:

•                  North American Crude Oil Production and Related Expansion Projects— Production growth from the development of certain North American crude oil resource plays increased volumes and revenues on our existing pipeline systems over the comparative periods presented. We estimate that the impact of increased throughput and related infrastructure projects, most notably on our Eagle Ford and Mid-Continent Area Systems and certain pipelines in our Permian Basin Area Systems, and our recently constructed Sunrise, Pascagoula and Bakken North pipelines, increased our revenues by $20 million.

•                  Tariff Rates— Revenues on our pipelines are impacted by various tariff rate changes that may occur during the period, which include (i) rate increases or decreases on our intrastate and Canadian pipelines and fees on related system assets, (ii) the indexing of rates on our FERC regulated pipelines or (iii) other negotiated rate changes. We estimate that the net impact of such rate changes on our pipelines increased revenues by $18 million primarily due to tariff rate increases on certain of our Canadian crude oil pipelines and incremental fees on related system assets, and, to a much lesser extent, the FERC indexing effective July 1, 2014 and rate increases on our intrastate pipelines.

•                  Loss Allowance Revenue— As is common in the pipeline transportation industry, our tariffs incorporate a loss allowance factor that is intended to offset losses due to evaporation, measurement and other losses in transit.  We value the variance of allowance volumes to actual losses at the estimated net realizable value (including the impact of gains and losses from derivative-related activities) at the time the variance occurred and the result is recorded as either an increase or decrease to tariff revenues. The loss allowance revenue decreased by $9 million primarily due to a lower average realized price per barrel, partially offset by higher volumes.

•                  Foreign Exchange Impact —We estimate that revenues from our Canadian pipeline systems and trucking operations were unfavorably impacted by $11 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 due to the depreciation of the Canadian dollar (“CAD”) relative to the U.S. dollar (“USD”).

Field Operating Costs. Field operating costs (excluding equity-indexed compensation expense) increased during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to increased salary and related expenses and higher property tax expense associated with the growth and capital expansion in the segment. The increase in operating costs for the comparative quarter ended periods was partially offset by lower maintenance and repairs cost and a $4 million favorable impact of foreign exchange.

Equity-Indexed Compensation Expense. On a consolidated basis across all segments, equity-indexed compensation expense decreased for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to the impact of the decrease in unit price during the period compared to the impact of the increase in unit price for the same period in 2014.

Allocations of equity-indexed compensation expense vary over time (i) between field operating costs and general and administrative expenses and (ii) between segments and could result in variances in those expense categories or segments that differ from the consolidated variance explanations above. See Note 16 to our Consolidated Financial Statements included in Part IV of our 2014 Annual Report on Form 10-K for additional information regarding our equity-indexed compensation plans.

Equity Earnings in Unconsolidated Entities. The favorable variance in equity earnings in unconsolidated entities for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily driven by (i) earnings from our 50% interest in BridgeTex, which we acquired in November 2014, (ii) increased throughput on the White Cliffs pipeline due to an expansion of the pipeline that was placed into service in July 2014 and (iii) increased throughput on the Eagle Ford pipeline as a result of increased crude oil production, as discussed in “Net Operating Revenues and Volumes” above.

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

The following tables set forth our operating results from our Facilities segment for the periods indicated:

	Three Months Ended		Favorable/(Unfavorable)
Operating Results (1)	March 31,		Variance
(in millions, except per barrel data)	2015	2014	$	%
Revenues	$257	$299	$(42)	(14)%
Storage related costs (natural gas related)	(4)	(26)	22	85%
Field operating costs (2)	(91)	(97)	6	6%
Equity-indexed compensation expense - operations	(1)	(1)	—	—%
Segment general and administrative expenses (2) (3)	(15)	(13)	(2)	(15)%
Equity-indexed compensation expense - general and administrative	(4)	(8)	4	50%
Segment profit	$142	$154	$(12)	(8)%
Maintenance capital	$15	$10	$(5)	(50)%
Segment profit per barrel	$0.38	$0.42	$(0.04)	(10)%

	Three Months Ended		Favorable/(Unfavorable)
	March 31,		Variance
Volumes (4)	2015	2014	Volumes	%
Crude oil, refined products and NGL terminalling and storage (average monthly capacity in millions of barrels)	99	95	4	4%
Rail load / unload volumes (average volumes in thousands of barrels per day)	206	229	(23)	(10)%
Natural gas storage (average monthly working capacity in billions of cubic feet)	97	97	—	—%
NGL fractionation (average volumes in thousands of barrels per day)	102	92	10	11%
Facilities segment total (average monthly volumes in millions of barrels) (5)	124	121	3	2%

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

Net Operating Revenues and Volumes.  As noted in the table above, our Facilities segment revenues, less storage related costs, decreased during the three months ended March 31, 2015 as compared to the same period in 2014, while total volumes increased slightly. Our Facilities segment results for the comparative periods were impacted by:

•                  Rail Terminals —Revenues from our rail activities decreased by $9 million due to lower rail fees related to the movement of certain volumes of Bakken crude oil, primarily to our St. James rail terminal, partially offset by volumes and revenues from our Bakersfield rail terminal that came online in the fourth quarter of 2014.

•                  NGL Storage, NGL Fractionation and Natural Gas Processing Activities — Revenues from our Canadian NGL storage, NGL fractionation and natural gas processing activities decreased by $7 million primarily due to unfavorable foreign currency effects of $9 million from the depreciation of CAD relative to USD. Excluding foreign currency effects, revenue increases from higher facility fees at certain of our fractionation and gas processing facilities were largely offset by lower physical processing gains related to component mix at our fractionation facilities and significantly lower NGL prices during the first quarter of 2015.

Field Operating Costs.  Field operating costs (excluding equity-indexed compensation expense) decreased during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to lower gas and power costs.  Other decreases in maintenance and repairs costs and certain joint venture expenses were offset by increases in property taxes and salary and related expenses primarily associated with new rail facilities. The decrease in field operating costs was also impacted by a $4 million favorable foreign exchange effect.

Maintenance Capital. The increase in maintenance capital for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily due to various tank projects and equipment replacements.

Supply and Logistics Segment

Our revenues from supply and logistics activities reflect the sale of gathered and bulk-purchased crude oil, as well as sales of NGL volumes purchased from suppliers and natural gas sales attributable to the activities performed by our natural gas storage commercial optimization group. Generally, we expect our segment profit to increase or decrease directionally with (i) increases or decreases in our Supply and Logistics segment volumes (which consist of lease gathering crude oil purchase volumes and NGL sales volumes), (ii) demand for lease gathering services we provide producers and (iii) the overall volatility and strength or weakness of market conditions and the allocation of our assets among our various risk management strategies. In addition, the execution of our risk management strategies in conjunction with our assets can provide upside in certain markets. We do not anticipate that future changes in revenues resulting from variances in commodity prices will be a primary driver of segment profit.

The following tables set forth our operating results from our Supply and Logistics segment for the periods indicated:

	Three Months Ended		Favorable/(Unfavorable)
Operating Results (1)	March 31,		Variance
(in millions, except per barrel data)	2015	2014	$	%
Revenues	$5,634	$11,368	$(5,734)	(50)%
Purchases and related costs (2)	(5,353)	(10,975)	5,622	51%
Field operating costs (3)	(118)	(106)	(12)	(11)%
Equity-indexed compensation expense - operations	(1)	(1)	—	—%
Segment general and administrative expenses (3) (4)	(27)	(26)	(1)	(4)%
Equity-indexed compensation expense - general and administrative	(5)	(11)	6	55%
Segment profit	$130	$249	$(119)	(48)%
Maintenance capital	$2	$2	$—	—%
Segment profit per barrel	$1.14	$2.37	$(1.23)	(52)%

	Three Months Ended		Favorable/(Unfavorable)
Average Daily Volumes	March 31,		Variance
(in thousands of barrels per day)	2015	2014	Volumes	%
Crude oil lease gathering purchases	981	893	88	10%
NGL sales	286	273	13	5%
Supply and Logistics segment total	1,267	1,166	101	9%

(1)                                     Revenues and costs include intersegment amounts.

(2)                                     Purchases and related costs include interest expense (related to hedged inventory purchases) of $1 million and $2 million for the three months ended March 31, 2015 and 2014, respectively.

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

The following table presents the range of the NYMEX WTI benchmark price of crude oil during the periods indicated (in dollars per barrel):

	NYMEX WTI
	Crude Oil Price
	Low	High
Three months ended March 31, 2015	$43	$54
Three months ended March 31, 2014	$92	$105

Because the commodities that we buy and sell are generally indexed to the same pricing indices for both the sales and purchases, revenues and costs related to purchases will fluctuate with market prices. However, the margins related to those sales and purchases will not necessarily have a corresponding increase or decrease. The absolute amount of our revenues and purchases decreased for the three months ended March 31, 2015 due to lower crude oil and NGL prices relative to the comparative 2014 period.

Generally, we expect a base level of earnings from our Supply and Logistics segment from the assets employed by this segment. This base level may be optimized and enhanced when there is a high level of market volatility, favorable basis differentials and/or a steep contango or backwardated market structure. Also, our NGL operations are sensitive to weather-related demand, particularly during the approximate five-month peak heating season of November through March, and temperature differences from period-to-period may have a significant effect on NGL demand and thus our financial performance.

The following is a discussion of items impacting Supply and Logistics segment profit and segment profit per barrel for the periods indicated.

Net Operating Revenues and Volumes. Our Supply and Logistics segment revenues, net of purchases and related costs, decreased for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The following summarizes the more significant items in the comparative periods:

•                  Crude Oil Operations — Net revenues from our crude oil supply and logistics activities decreased for the three months ended March 31, 2015 as compared to the same period in 2014, primarily driven by the compression of certain differentials during the 2015 period, which resulted in fewer opportunities to capture above-baseline margins as compared to the first quarter of 2014. Such unfavorable results were partially offset by incremental lease gathering revenues from higher volumes.

•                  Natural Gas Storage Commercial Optimization — During the first quarter of 2014, our natural gas storage commercial optimization activities were unfavorably impacted by costs incurred to manage deliverability requirements in conjunction with the extended period of severe cold weather. We did not incur similar costs during the first quarter of 2015 and, therefore, we experienced more favorable results from our natural gas storage activities in the 2015 period as compared to the first quarter of 2014.

•                  NGL Operations — Net revenues from our NGL operations increased for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The favorable variance was driven by higher sales volumes during the end of our winter heating season, partially offset by increased facility fees.

•                  Impact from Certain Derivative Activities, Net of Inventory Valuation Adjustments — The mark-to-market of certain of our derivative activities impacted our net revenues as shown in the table below (in millions):

	Three Months Ended
	March 31,		Variance
	2015	2014	$	%
Gains/(losses) from certain derivative activities net of inventory valuation adjustments (1)	$(93)	$66	$(159)	(241)%

(1)                                     Includes mark-to-market and other gains and losses resulting from certain derivative instruments that are related to underlying activities in another period (or the reversal of mark-to-market gains and losses from a prior period), gains and losses on certain derivatives that are related to investing activities (such as the purchase of linefill) and inventory valuation adjustments, as applicable. See Note 8 to our Condensed Consolidated Financial Statements for a comprehensive discussion regarding our derivatives and risk management activities.

•                  Long-Term Inventory Costing Adjustment — Our operating results for the first quarter of 2015 were unfavorably impacted by a $38 million reduction in the value of our long-term crude oil and NGL inventory pools resulting from the decrease in the price of crude oil and NGL during the period. This costing adjustment is related to inventory necessary to meet our minimum inventory requirements in third-party assets and other working inventory that is needed for our commercial operations. We consider this inventory necessary to conduct our operations and we intend to carry this inventory for the foreseeable future.

•                  Foreign Exchange — During the three months ended March 31, 2015 and 2014, there were fluctuations in the value of CAD to USD, resulting in net foreign exchange gains on U.S. denominated net assets within our Canadian operations of $32 million.

Field Operating Costs.  The increase in field operating costs (excluding equity-indexed compensation expense) for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily due to increases in driver salaries and related expenses and trucking costs associated with higher crude oil lease gathering purchases volumes. The increase in field operating costs for the comparative periods was partially offset by a reduction in fuel costs due to lower average diesel fuel cost per gallon.

Other Income and Expenses

Depreciation and Amortization

Depreciation and amortization expense increased for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due to various internal growth projects completed since March 31, 2014.

Interest Expense

The increase in interest expense for the three months ended March 31, 2015 over the three months ended March 31, 2014 was primarily due to a higher weighted average debt balance driven by an aggregate of $2.6 billion of PAA senior notes issued in 2014.

Income Tax Expense

Income tax expense decreased for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily as a result of a deferred income tax benefit associated with derivative mark-to-market losses in our Canadian operations. This benefit was partially offset by higher deferred tax expense associated with the amortization of our deferred tax asset, as well as an increase in current income tax expense as a result of increased year-over-year taxable earnings from our Canadian operations.

Liquidity and Capital Resources

General

On a consolidated basis, our primary sources of liquidity are (i) cash flow from operating activities, (ii) borrowings under credit facilities or the PAA commercial paper program and (iii) funds received from PAA’s sales of equity and debt securities. Our primary cash requirements include, but are not limited to (i) ordinary course of business uses, such as the payment of amounts related to the purchase of crude oil, NGL and other products and other expenses and interest payments on outstanding debt, (ii) expansion and maintenance activities, (iii) acquisitions of assets or businesses, (iv) repayment of principal on long-term debt and (v) distributions to our Class A shareholders and noncontrolling interests. We generally expect to fund our short-term cash requirements through cash flow generated from operating activities and/or borrowings under the PAA commercial paper program or the credit facilities. In addition, we generally expect to fund our long-term needs, such as those resulting from expansion activities or acquisitions and refinancing long-term debt, through a variety of sources (either separately or in combination), which may include the sources mentioned above as funding for short-term needs and/or the issuance of additional PAA equity or debt securities. As of March 31, 2015, we had a working capital deficit of $77 million and approximately $4.4 billion of liquidity available to meet our ongoing operating, investing and financing needs as noted below (in millions):

March 31, 2015
Availability under PAA senior unsecured revolving credit facility (1)	$1,584
Availability under PAA senior secured hedged inventory facility (1)	1,333
Availability under PAA senior unsecured 364-day revolving credit facility	1,000
Availability under AAP senior secured revolving credit facility	16
Subtotal	3,933
Cash and cash equivalents	460
Total	$4,393

(1)                                     Borrowings under the PAA commercial paper program reduce available capacity under the facility. There were no commercial paper borrowings outstanding as of March 31, 2015.

We believe that we have, and will continue to have, the ability to access the PAA commercial paper program and credit facilities, which we use to meet our short-term cash needs.  We believe that our financial position remains strong and we have sufficient liquidity; however, extended disruptions in the financial markets and/or energy price volatility that adversely affect our business may have a materially adverse effect on our financial condition, results of operations or cash flows. Also, see Item 1A. “Risk Factors” of our 2014 Annual Report on Form 10-K for further discussion regarding such risks that may impact our liquidity and capital resources. Usage of the credit facilities, certain of which provide the backstop for the PAA commercial paper program, is subject to ongoing compliance with covenants. As of March 31, 2015, PAA and AAP were in compliance with all such covenants.

Cash Flow from Operating Activities

For a comprehensive discussion of the primary drivers of cash flow from operating activities, including the impact of varying market conditions and the timing of settlement of our derivatives, see “Liquidity and Capital Resources—Cash Flow from Operating Activities” under Item 7 of our 2014 Annual Report on Form 10-K.

Net cash provided by operating activities for the first three months of 2015 and 2014 was $729 million and $817 million, respectively, and primarily resulted from earnings from our operations. Additionally, as discussed further below, changes in our inventory levels during these periods impacted our cash flow from operating activities.

During the three months ended March 31, 2015, we decreased the volume of inventory that we held, primarily due to the seasonal sale of NGL and natural gas inventory. The net proceeds received from liquidation of such inventory during the quarter were used to repay borrowings under the PAA commercial paper program and favorably impacted cash flow from operating activities. Additionally, lower inventory levels were further impacted by lower prices for such inventory stored at the end of the quarter compared to the prior year end. However, the favorable effects from liquidation of our NGL and natural gas inventory were partially offset by increased levels of crude oil inventory purchased and stored due to contango market conditions.

During the first three months of 2014, we decreased the volume of our inventory, primarily due to the sale of NGL and natural gas inventory related to high demand for product used for heating during the extended 2014 winter season. The net proceeds received from liquidation of such inventory were used to repay borrowings under the PAA commercial paper program and favorably impacted cash flow from operating activities.

Acquisitions and Capital Expenditures

In addition to operating needs discussed above, we also use cash for our acquisition activities and capital projects. We have made and will continue to make capital expenditures for acquisitions, expansion capital and maintenance capital.

2015 Capital Projects.  “See —Acquisitions and Capital Projects” for detail of our projected capital expenditures for the year ending December 31, 2015. We expect the majority of funding for our remaining 2015 capital program will be provided by borrowings under the PAA commercial paper program as well as through proceeds received from PAA’s March 2015 underwritten equity offering.

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

PAA Registration Statements.  PAA periodically accesses the capital markets for both equity and debt financing. PAA has filed with the SEC a universal shelf registration statement that, subject to effectiveness at the time of use, allows PAA to issue up to an aggregate of $2.0 billion of debt or equity securities (“Traditional Shelf”). All issuances of PAA equity securities associated with PAA’s continuous offering program, as discussed further below, have been issued pursuant to the Traditional Shelf. At March 31, 2015, PAA had approximately $555 million of unsold securities available under the Traditional Shelf. PAA also has access to a universal shelf registration statement (“WKSI Shelf”), which provides it with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and capital needs. PAA’s March 2015 underwritten equity offering, as discussed further below, was conducted under PAA’s WKSI Shelf.

PAA Continuous Offering Program. During the three months ended March 31, 2015, PAA issued an aggregate of approximately 1.1 million common units under its continuous offering program, generating proceeds of $58 million. The net proceeds from sales were used for general partnership purposes.

Underwritten Offering. In March 2015, PAA completed an underwritten public offering of 21.0 million common units generating net proceeds of approximately $1.0 billion, net of costs associated with the offering. A portion of the net proceeds from this offering were used to repay outstanding borrowings under PAA’s commercial paper program and for general partnership purposes, and we intend to use the remaining net proceeds for general partnership purposes, including expenditures for our 2015 capital program.

Credit Agreements, Commercial Paper Program and Indentures. The PAA credit agreements (which impact the ability to access the PAA commercial paper program because they provide the backstop that supports PAA’s short-term credit ratings) the AAP credit agreement and the indentures governing PAA’s senior notes contain cross-default provisions. A default under the credit agreements would permit the lenders to accelerate the maturity of the outstanding debt. As long as PAA and AAP are in compliance with the provisions in the credit agreements, their ability to make distributions of available cash is not restricted. PAA and AAP were in compliance with the covenants contained in the credit agreements and indentures as of March 31, 2015.

On a consolidated basis, during the three months ended March 31, 2015 and 2014, we had net repayments on the credit agreements and PAA commercial paper program of $711 million and $123 million, respectively. The net repayments during both periods resulted primarily from cash flow from operating activities, including sales of NGL and natural gas inventory that was liquidated during the periods, as well as cash received from PAA’s equity activities.

In January 2015, PAA entered into a new $1.0 billion, 364-day senior unsecured credit agreement. Borrowings, if any, accrue interest based, at PAA’s election, on either the Eurocurrency Rate or the Base Rate, as defined in the agreement, in each case plus a margin based on PAA’s credit rating at the applicable time.

PAA’s $150 million, 5.25% senior notes will mature in June 2015, and PAA’s $400 million, 3.95% senior notes will mature in September 2015. We intend to use borrowings under the PAA commercial paper program to repay these senior notes when they mature.

Distributions Paid to Our Class A Shareholders and Noncontrolling Interests

Distributions to our Class A shareholders.  We distribute 100% of our available cash within 55 days following the end of each quarter to Class A shareholders of record. Available cash is generally defined as all of our cash and cash equivalents on hand at the end of each quarter less reserves established in the discretion of our general partner for future requirements. On May 15, 2015, we will pay a quarterly distribution of $0.222 per Class A share. This distribution represents a year-over-year distribution increase of approximately 30.2%. See Note 7 to our Condensed Consolidated Financial Statements for details of distributions paid. Also, see Item 5. “Market for Registrant’s Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities—Cash Distribution Policy” included in our 2014 Annual Report on Form 10-K for additional discussion regarding distributions.

Distributions to noncontrolling interests.  Distributions to noncontrolling interests represent amounts paid on interests in consolidated entities that are not owned by us. During the three months ended March 31, 2015 and 2014, we paid distributions of $346 million and $309 million, respectively, to noncontrolling interests.

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

Contingencies

For a discussion of contingencies that may impact us, see Note 10 to our Condensed Consolidated Financial Statements.

Commitments

Contractual Obligations.  In the ordinary course of doing business, we purchase crude oil and NGL from third parties under contracts, the majority of which range in term from thirty-day evergreen to five years with a limited number of contracts extending up to nine years. We establish a margin for these purchases by entering into various types of physical and financial sale and exchange transactions through which we seek to maintain a position that is substantially balanced between purchases on the one hand and sales and future delivery obligations on the other. In addition, we enter into similar contractual obligations in conjunction with our natural gas operations. The table below includes purchase obligations related to these activities. Where applicable, the amounts presented represent the net obligations associated with our counterparties (including giving effect to netting buy/sell contracts and those subject to a net settlement arrangement). We do not expect to use a significant amount of internal capital to meet these obligations, as the obligations will be funded by corresponding sales to entities that we deem creditworthy or who have provided credit support we consider adequate.

The following table includes our best estimate of the amount and timing of these payments as well as others due under the specified contractual obligations as of March 31, 2015 (in millions):

	Remainder of					2020 and
	2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt, including current maturities and related interest payments (1)	$891	$614	$810	$982	$1,754	$10,605	$15,656
Leases (2)	127	185	165	143	118	533	1,271
Other obligations (3)	472	394	71	43	29	175	1,184
Subtotal	1,490	1,193	1,046	1,168	1,901	11,313	18,111
Crude oil, natural gas, NGL and other purchases (4)	5,034	4,137	3,125	1,811	1,325	3,608	19,040
Total	$6,524	$5,330	$4,171	$2,979	$3,226	$14,921	$37,151

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

(3)                                     Includes (i) other long-term liabilities, (ii) storage, processing and transportation agreements and (iii) non-cancelable commitments related to our capital expansion projects, including projected contributions for our share of the capital spending of our equity-method investments. Excludes a non-current liability of approximately $90 million related to derivative activity included in Crude oil, natural gas, NGL and other purchases.

(4)                                     Amounts are primarily based on estimated volumes and market prices based on average activity during March 2015. The actual physical volume purchased and actual settlement prices will vary from the assumptions used in the table. Uncertainties involved in these estimates include levels of production at the wellhead, weather conditions, changes in market prices and other conditions beyond our control.

Letters of Credit.  In connection with supply and logistics activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase of crude oil, NGL and natural gas. Additionally, we issue letters of credit to support insurance programs and construction activities. At March 31, 2015 and December 31, 2014, we had outstanding letters of credit of approximately $83 million and $87 million, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

Recent Accounting Pronouncements

See Note 2 to our Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

For a discussion regarding our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” under Item 7 of our 2014 Annual Report on Form 10-K.

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

Other factors described herein, as well as factors that are unknown or unpredictable, could also have a material adverse effect on future results. Please read “Risk Factors” discussed in Item 1A of our 2014 Annual Report on Form 10-K. Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information.

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

See Note 8 to our Condensed Consolidated Financial Statements for further discussion regarding our hedging strategies and objectives.

Our policy is to (i) purchase only product for which we have a market, (ii) hedge our purchase and sales contracts so that price fluctuations do not materially affect our operating income and (iii) not acquire and hold physical inventory or other derivative instruments for the purpose of speculating on outright commodity price changes, as these activities could expose us to significant losses.

The fair value of our commodity derivatives and the change in fair value as of March 31, 2015 that would be expected from a 10% price increase or decrease is shown in the table below (in millions):

		Effect of 10%	Effect of 10%
	Fair Value	Price Increase	Price Decrease
Crude oil	$48	$(31)	$31
Natural gas	(24)	$2	$(2)
NGL and other	120	$(17)	$17
Total fair value	$144

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

Interest Rate Risk

Our use of variable rate debt and any forecasted issuances of fixed rate debt expose us to interest rate risk. Therefore, from time to time we use interest rate derivatives to hedge interest rate risk associated with anticipated debt issuances and, in certain cases, outstanding debt instruments.  All of PAA’s senior notes are fixed rate notes and thus are not subject to interest rate risk. The majority of our variable rate debt at March 31, 2015, $559 million, is subject to interest rate re-sets, which range from one week to three months. The average interest rate on variable rate debt that was outstanding during the three months ended March 31, 2015 was 1.3%, based upon rates in effect during such period. The fair value of our interest rate derivatives is a liability of $144 million as of March 31, 2015. A 10% increase in the forward LIBOR curve as of March 31, 2015 would result in an increase of $57 million to the fair value of our interest rate derivatives. A 10% decrease in the forward LIBOR curve as of March 31, 2015 would result in a decrease of $57 million to the fair value of our interest rate derivatives. See Note 8 to our Condensed Consolidated Financial Statements for a discussion of our interest rate risk hedging activities.

Currency Exchange Rate Risk

We use foreign currency derivatives to hedge foreign currency exchange rate risk associated with our exposure to fluctuations in the USD-to-CAD exchange rate. Because a significant portion of our Canadian business is conducted in CAD and, at times, a portion of our debt is denominated in CAD, we use certain financial instruments to minimize the risks of unfavorable changes in exchange rates. These instruments include foreign currency exchange contracts, forwards and options. The fair value of our foreign currency derivatives is a liability of $4 million as of March 31, 2015. A 10% increase in the exchange rate (USD-to-CAD) would result in a decrease of $15 million to the fair value of our foreign currency derivatives. A 10% decrease in the exchange rate (USD-to-CAD) would result in an increase of $15 million to the fair value of our foreign currency derivatives. See Note 8 to our Condensed Consolidated Financial Statements for a discussion of our currency exchange rate risk hedging.

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

Applicable SEC rules require an evaluation of the effectiveness of our DCP. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our DCP as of March 31, 2015, the end of the period covered by this report, and, based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our DCP is effective.

Changes in Internal Control over Financial Reporting

In addition to the information concerning our DCP, we are required to disclose certain changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Certifications

The certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) are filed with this report as Exhibits 31.1 and 31.2. The certifications of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 are furnished with this report as Exhibits 32.1 and 32.2.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

The information required by this item is included under the caption “Litigation” in Note 10 to our Condensed Consolidated Financial Statements, and is incorporated herein by reference thereto.

Item 1A. RISK FACTORS

For a discussion regarding our risk factors, see Item 1A of our 2014 Annual Report on Form 10-K. Those risks and uncertainties are not the only ones facing us and there may be additional matters of which we are unaware or that we currently consider immaterial. All of those risks and uncertainties could adversely affect our business, financial condition and/or results of operations.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with our IPO and related transactions, the former owners of Plains All American GP LLC (the “Legacy Owners”) acquired the following interests (collectively, the “Stapled Interests”):  (i) AAP units representing an economic limited partner interest in AAP; (ii) general partner units representing a non-economic membership interest in our general partner; and (iii) Class B shares representing a non-economic limited partner interest in us.  The Legacy Owners and any permitted transferees of their Stapled Interests have the right to exchange (the “Exchange Right”) all or a portion of such Stapled Interests for an equivalent number of Class A shares.  In connection with the exercise of the Exchange Right, the Stapled Interests are transferred to us and the applicable Class B shares are canceled.  Although we issue one Class A share for each Stapled Interest that is exchanged, we also receive one AAP unit and one general partner unit.  As a result, the exercise by Legacy Owners of the Exchange Right is not dilutive.  During the three months ended March 31, 2015, certain Legacy Owners or their permitted transferees exercised the Exchange Right, which resulted in the issuance of 15,819,735 Class A shares. The issuance of Class A shares in connection with the exercise of the Exchange Rights was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

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

PLAINS GP HOLDINGS, L.P.

	By:	PAA GP HOLDINGS LLC,
its general partner

	By:	/s/ Greg L. Armstrong
Greg L. Armstrong, Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

May 8, 2015

	By:	/s/ Al Swanson
Al Swanson,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

May 8, 2015

	By:	/s/ Chris Herbold
Chris Herbold, Vice President —Accounting and Chief Accounting Officer (Principal Accounting Officer)

May 8, 2015

EXHIBIT INDEX

3.1	—	Certificate of Limited Partnership of Plains GP Holdings, L.P. (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (333-190227) filed July 29, 2013).

3.2	—

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

364-Day Credit Agreement dated January 16, 2015 among Plains All American Pipeline, L.P., as Borrower; Bank of America, N.A., as Administrative Agent; Citibank, N.A., JPMorgan Chase Bank N.A. and Wells Fargo Bank, National Association, as Co-Syndication Agents; DNB Bank ASA, New York Branch and Mizuho Bank, Ltd., as Co-Documentation Agents; the other Lenders party thereto; and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., DNB Markets, Inc., JP Morgan Securities LLC, Mizuho Bank, Ltd. and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 20, 2015).

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