Form 10-Q
period 2015-06-30
PLAINS GP HOLDINGS LP
filed 2015-08-07
CIK 1581990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of July 31, 2015, there were 224,312,453 Class A Shares outstanding.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$30	$404
Trade accounts receivable and other receivables, net	2,688	2,615
Inventory	941	891
Other current assets	287	271
Total current assets	3,946	4,181

PROPERTY AND EQUIPMENT	15,118	14,219
Accumulated depreciation	(2,070)	(1,927)
Property and equipment, net	13,048	12,292

OTHER ASSETS
Goodwill	2,442	2,465
Investments in unconsolidated entities	1,841	1,735
Deferred tax asset	1,848	1,705
Linefill and base gas	976	930
Long-term inventory	159	186
Other long-term assets, net	494	489
Total assets	$24,754	$23,983

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$3,118	$2,987
Short-term debt	915	1,287
Other current liabilities	442	482
Total current liabilities	4,475	4,756

LONG-TERM LIABILITIES
Senior notes, net of unamortized discount of $16 and $18, respectively	8,759	8,757
Other long-term debt	938	541
Other long-term liabilities and deferred credits	568	548
Total long-term liabilities	10,265	9,846

COMMITMENTS AND CONTINGENCIES (NOTE 10)

PARTNERS’ CAPITAL
Class A Shareholders (224,312,453 and 206,933,274 shares outstanding, respectively)	1,801	1,657
Class B Shareholders (381,738,120 and 399,096,499 shares outstanding, respectively)	—	—
Noncontrolling interests	8,213	7,724
Total partners’ capital	10,014	9,381
Total liabilities and partners’ capital	$24,754	$23,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
REVENUES
Supply and Logistics segment revenues	$6,346	$10,856	$11,978	$22,201
Transportation segment revenues	180	195	366	376
Facilities segment revenues	137	144	261	301
Total revenues	6,663	11,195	12,605	22,878

COSTS AND EXPENSES
Purchases and related costs	5,848	10,280	10,890	20,950
Field operating costs	417	360	763	696
General and administrative expenses	80	91	159	181
Depreciation and amortization	110	100	218	197
Total costs and expenses	6,455	10,831	12,030	22,024

OPERATING INCOME	208	364	575	854

OTHER INCOME/(EXPENSE)
Equity earnings in unconsolidated entities	52	23	89	44
Interest expense (net of capitalized interest of $13, $10, $27 and $22, respectively)	(107)	(85)	(211)	(166)
Other income/(expense), net	1	4	(3)	2

INCOME BEFORE TAX	154	306	450	734
Current income tax expense	(19)	(16)	(61)	(52)
Deferred income tax expense	(32)	(15)	(24)	(35)

NET INCOME	103	275	365	647
Net income attributable to noncontrolling interests	(73)	(260)	(304)	(618)
NET INCOME ATTRIBUTABLE TO PAGP	$30	$15	$61	$29

BASIC NET INCOME PER CLASS A SHARE	$0.14	$0.11	$0.28	$0.21

DILUTED NET INCOME PER CLASS A SHARE	$0.14	$0.11	$0.27	$0.21

BASIC WEIGHTED AVERAGE CLASS A SHARES OUTSTANDING	224	136	218	135

DILUTED WEIGHTED AVERAGE CLASS A SHARES OUTSTANDING	224	136	606	135

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Net income	$103	$275	$365	$647
Other comprehensive income/(loss)	170	91	(206)	(45)
Comprehensive income	273	366	159	602
Comprehensive income attributable to noncontrolling interests	(242)	(351)	(99)	(573)
Comprehensive income attributable to PAGP	$31	$15	$60	$29

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

(in millions)

	Derivative	Translation
	Instruments	Adjustments	Total
	(unaudited)
Balance at December 31, 2014	$(159)	$(308)	$(467)

Reclassification adjustments	19	—	19
Deferred gain on cash flow hedges, net of tax	20	—	20
Currency translation adjustments	—	(245)	(245)
Total period activity	39	(245)	(206)
Balance at June 30, 2015	$(120)	$(553)	$(673)

	Derivative	Translation
	Instruments	Adjustments	Total
	(unaudited)
Balance at December 31, 2013	$(77)	$(20)	$(97)

Reclassification adjustments	10	—	10
Deferred loss on cash flow hedges, net of tax	(51)	—	(51)
Currency translation adjustments	—	(4)	(4)
Total period activity	(41)	(4)	(45)
Balance at June 30, 2014	$(118)	$(24)	$(142)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six Months Ended
	June 30,
	2015	2014
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$365	$647
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	218	197
Equity-indexed compensation expense	36	68
Inventory valuation adjustments	24	37
Deferred income tax expense	24	35
Gain on sales of linefill and base gas	—	(8)
Gain on foreign currency revaluation	(26)	(5)
Settlement of terminated interest rate hedging instruments	(29)	(7)
Equity earnings in unconsolidated entities	(89)	(44)
Distributions from unconsolidated entities	102	51
Other	(11)	5
Changes in assets and liabilities, net of acquisitions	40	(22)
Net cash provided by operating activities	654	954

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in connection with acquisitions, net of cash acquired	(64)	(2)
Additions to property, equipment and other	(1,031)	(918)
Investment in unconsolidated entities	(119)	(67)
Cash received for sales of linefill and base gas	—	23
Cash paid for purchases of linefill and base gas	(125)	(140)
Proceeds from sales of assets	2	3
Other investing activities	(6)	—
Net cash used in investing activities	(1,343)	(1,101)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings/(repayments) under PAA commercial paper program (Note 6)	151	(344)
Net borrowings under AAP senior secured revolving credit facility (Note 6)	24	11
Proceeds from the issuance of PAA senior notes (Note 6)	—	698
Repayments of PAA senior notes (Note 6)	(149)	—
Net proceeds from the issuance of common units by subsidiaries (Note 7)	1,099	444
Distributions paid to Class A shareholders (Note 7)	(92)	(40)
Distributions paid to noncontrolling interests (Note 7)	(713)	(626)
Other financing activities	(4)	(11)
Net cash provided by financing activities	316	132

Effect of translation adjustment on cash	(1)	—

Net decrease in cash and cash equivalents	(374)	(15)
Cash and cash equivalents, beginning of period	404	43
Cash and cash equivalents, end of period	$30	$28

Cash paid for:
Interest, net of amounts capitalized	$195	$166
Income taxes, net of amounts refunded	$30	$104

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(in millions)

	Partners’ Capital			Total
	(Excluding Noncontrolling Interests)		Noncontrolling	Partners’
	Class A	Class B	Interests	Capital
	(unaudited)
Balance at December 31, 2014	$1,657	$—	$7,724	$9,381
Net income	61	—	304	365
Distributions	(92)	—	(713)	(805)
Deferred tax asset	179	—	—	179
Change in ownership interest in connection with Exchange Right exercises (Note 7)	(3)		3	—
Issuance of common units by subsidiaries	—	—	1,099	1,099
Settlement of employee income tax withholding obligations under LTIP	—	—	(13)	(13)
Equity-indexed compensation expense	—	—	17	17
Distribution equivalent right payments	—	—	(3)	(3)
Other comprehensive loss	(1)	—	(205)	(206)
Balance at June 30, 2015	$1,801	$—	$8,213	$10,014

	Partners’ Capital			Total
	(Excluding Noncontrolling Interests)		Noncontrolling	Partners’
	Class A	Class B	Interests	Capital
	(unaudited)
Balance at December 31, 2013	$1,035	$—	$7,244	$8,279
Net income	29	—	618	647
Distributions	(40)	—	(626)	(666)
Deferred tax asset	23	—	—	23
Change in ownership interest in connection with Exchange Right exercises (Note 7)	(1)	—	1	—
Issuance of common units by subsidiaries	—	—	444	444
Issuance of PAA common units under LTIP	—	—	1	1
Settlement of employee income tax withholding obligations under LTIP	—	—	(19)	(19)
Equity-indexed compensation expense	—	—	23	23
Distribution equivalent right payments	—	—	(3)	(3)
Other comprehensive loss	—	—	(45)	(45)
Balance at June 30, 2014	$1,046	$—	$7,638	$8,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Organization and Basis of Consolidation and Presentation

Organization

Plains GP Holdings, L.P. (“PAGP”) is a Delaware limited partnership formed on July 17, 2013 to own an interest in the general partner and incentive distribution rights (“IDRs”) of Plains All American Pipeline, L.P. (“PAA”), a publicly traded Delaware limited partnership. PAGP has elected to be treated as a corporation for U.S. federal income tax purposes. As used in this Form 10-Q and unless the context indicates otherwise (taking into account the fact that PAGP has no operating activities apart from those conducted by PAA and its subsidiaries), the terms “Partnership,” “we,” “us,” “our,” “ours” and similar terms refer to PAGP and its subsidiaries.

As of June 30, 2015, our sole assets consisted of (i) a 100% managing member interest in Plains All American GP LLC (“GP LLC”) and (ii) an approximate 37% limited partner interest in Plains AAP, L.P. (“AAP”) through our ownership of 224,312,453 Class A units of AAP (“AAP units”). GP LLC is a Delaware limited liability company that holds the general partner interest in AAP. AAP is a Delaware limited partnership that directly owns all of PAA’s IDRs and indirectly owns the 2% general partner interest in PAA. AAP is the sole member of PAA GP LLC (“PAA GP”), a Delaware limited liability company that directly holds the 2% general partner interest in PAA. Plains GP Holdings LLC, a Delaware limited liability company, is our general partner.

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

Definitions

Additional defined terms are used in this Form 10-Q and shall have the meanings indicated below:

AOCI	=	Accumulated other comprehensive income/(loss)
Bcf	=	Billion cubic feet
Btu	=	British thermal unit
CAD	=	Canadian dollar
DERs	=	Distribution equivalent rights
EPA	=	United States Environmental Protection Agency
FASB	=	Financial Accounting Standards Board
GAAP	=	Generally accepted accounting principles in the United States
ICE	=	Intercontinental Exchange
LIBOR	=	London Interbank Offered Rate
LTIP	=	Long-term incentive plan
Mcf	=	Thousand cubic feet
NGL	=	Natural gas liquids, including ethane, propane and butane
NYMEX	=	New York Mercantile Exchange
Oxy	=	Occidental Petroleum Corporation or its subsidiaries
PLA	=	Pipeline loss allowance
SEC	=	United States Securities and Exchange Commission
USD	=	United States dollar
WTI	=	West Texas Intermediate

Basis of Consolidation and Presentation

The accompanying unaudited condensed consolidated interim financial statements and related notes thereto should be read in conjunction with our 2014 Annual Report on Form 10-K. The accompanying condensed consolidated financial statements include the accounts of PAGP and all of its wholly owned subsidiaries and those entities that it controls. Under GAAP, we consolidate PAA, AAP and GP LLC. Amounts associated with the interests in these entities not owned by us are reflected in our results of operations as net income attributable to noncontrolling interests and on our balance sheet in the partners’ capital section as noncontrolling interests. Investments in entities over which we have significant influence but not control are accounted for by the equity method. The financial statements have been prepared in accordance with the instructions for interim reporting as set forth by the SEC. All adjustments (consisting only of normal recurring adjustments) that in the opinion of management were necessary for a fair statement of the results for the interim periods have been reflected. All significant intercompany transactions have been eliminated in consolidation, and certain reclassifications have been made to information from previous years to conform to the current presentation. These reclassifications do not affect net income attributable to PAGP. The condensed consolidated balance sheet data as of December 31, 2014 was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and six months ended June 30, 2015 should not be taken as indicative of results to be expected for the entire year.

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

In May 2014, the FASB issued guidance regarding the recognition of revenue from contracts with customers with the underlying principle that an entity will recognize revenue to reflect amounts expected to be received in exchange for the provision of goods and services to customers upon the transfer of those goods or services. The guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and the related cash flows. This guidance can be adopted either with a full retrospective approach or a modified retrospective approach with a cumulative-effect adjustment as of the date of adoption. In July 2015, the FASB voted to approve a one-year deferral of the effective date of this standard, with final guidance expected to be issued by the end of the third quarter of 2015. This deferral would make the guidance effective for interim and annual periods beginning after December 15, 2017. Therefore, we currently expect to adopt this guidance on January 1, 2018, and we are evaluating which transition approach to apply and the effect that adopting this guidance will have on our financial position, results of operations and cash flows.

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

Note 3—Net Income Per Class A Share

Basic net income per Class A share is determined by dividing net income attributable to PAGP by the weighted average number of Class A shares outstanding during the period. Class B shares do not share in the earnings of the Partnership. Accordingly, basic and diluted net income per Class B share has not been presented.

Diluted net income per Class A share is determined by dividing net income attributable to PAGP by the diluted weighted-average number of Class A shares outstanding during the period. For purposes of calculating diluted net income per Class A share, both the net income attributable to PAGP and the diluted weighted-average number of Class A shares outstanding consider the impact of possible future exchanges of (i) AAP units and the associated Class B shares into our Class A shares and (ii) certain Class B units of AAP (referred to herein as “AAP Management Units”) into our Class A shares. In addition, the calculation of the diluted weighted-average number of Class A shares outstanding considers the effect of potentially dilutive awards under the Plains GP Holdings, L.P. Long-Term Incentive Plan (the “PAGP LTIP”).

All AAP Management Units that have satisfied the applicable performance conditions are considered potentially dilutive. Exchanges of potentially dilutive AAP units and AAP Management Units are assumed to have occurred at the beginning of the period and the incremental income attributable to PAGP resulting from the assumed exchanges is representative of the incremental income that would have been attributable to PAGP if the assumed exchanges occurred on that date. Our outstanding PAGP LTIP awards that contemplate the issuance of Class A shares are considered dilutive and are reduced by a hypothetical share repurchase based on the remaining unamortized fair value, as prescribed by the treasury stock method in guidance issued by the FASB.

For the three months ended June 30, 2015, and the three and six months ended June 30, 2014, the possible exchange of any AAP units and certain AAP Management Units would not have had a dilutive effect on basic net income per Class A share. For the six months ended June 30, 2015, the possible exchange of any AAP units would have had a dilutive effect on basic net income per Class A share and the possible exchange of certain AAP Management Units would not have had a dilutive effect on basic net income per Class A share. For the three and six months ended June 30, 2015 and 2014, our PAGP LTIP awards were dilutive. However, there were less than 0.1 million dilutive LTIP awards outstanding for each of the three and six months ended June 30, 2015 and 2014, which did not change the presentation of weighted average Class A shares outstanding or net income per Class A share. The following table illustrates the calculation of basic and diluted net income per Class A share for the periods indicated (in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Basic Net Income per Class A Share
Net income attributable to PAGP	$30	$15	$61	$29
Basic weighted average Class A shares outstanding	224	136	218	135

Basic net income per Class A share	$0.14	$0.11	$0.28	$0.21

Diluted Net Income per Class A Share
Net income attributable to PAGP	$30	$15	$61	$29
Incremental net income attributable to PAGP resulting from assumed exchange of AAP units	—	—	105	—
Net income attributable to PAGP including incremental net income from assumed exchange of AAP units	$30	$15	$166	$29

Basic weighted average Class A shares outstanding	224	136	218	135
Dilutive shares resulting from assumed exchange of AAP units	—	—	388	—
Diluted weighted average Class A shares outstanding	224	136	606	135

Diluted net income per Class A share	$0.14	$0.11	$0.27	$0.21

Note 4—Accounts Receivable

Our accounts receivable are primarily from purchasers and shippers of crude oil and, to a lesser extent, purchasers of NGL and natural gas. These purchasers include, but are not limited to, refiners, producers, marketing and trading companies and financial institutions that are active in the physical and financial commodity markets. The majority of our accounts receivable relate to our crude oil supply and logistics activities that can generally be described as high volume and low margin activities, in many cases involving exchanges of crude oil volumes.

To mitigate credit risk related to our accounts receivable, we utilize a rigorous credit review process. We closely monitor market conditions to make a determination with respect to the amount, if any, of open credit to be extended to any given customer and the form and amount of financial performance assurances we require. Such financial assurances are commonly provided to us in the form of advance cash payments, standby letters of credit or parental guarantees. As of June 30, 2015 and December 31, 2014, we had received $115 million and $180 million, respectively, of advance cash payments from third parties to mitigate credit risk. We  also received $77 million and $198 million, as of June 30, 2015 and December 31, 2014, respectively, of standby letters of credit to support obligations due from third parties, a portion of which applies to future business. The decrease in standby letters of credit and advance cash payments from third parties as of June 30, 2015 compared to December 31, 2014 is largely due to a decrease in exposure to various customers requiring letters of credit. Additionally, in an effort to mitigate credit risk, a significant portion of our transactions with counterparties are settled on a net-cash basis. Furthermore, we also enter into netting agreements (contractual agreements that allow us to offset receivables and payables with those counterparties against each other on our balance sheet) for a majority of such arrangements.

We review all outstanding accounts receivable balances on a monthly basis and record a reserve for amounts that we expect will not be fully recovered. We do not apply actual balances against the reserve until we have exhausted substantially all collection efforts. At June 30, 2015 and December 31, 2014, substantially all of our trade accounts receivable (net of allowance for doubtful accounts) were less than 30 days past their scheduled invoice date. Our allowance for doubtful accounts receivable totaled $4 million as of both June 30, 2015 and December 31, 2014. Although we consider our allowance for doubtful accounts receivable to be adequate, actual amounts could vary significantly from estimated amounts.

Note 5—Inventory, Linefill and Base Gas and Long-term Inventory

Inventory, linefill and base gas and long-term inventory consisted of the following as of the dates indicated (barrels and natural gas volumes in thousands and carrying value in millions):

	June 30, 2015				December 31, 2014
		Unit of	Carrying	Price/		Unit of	Carrying	Price/
	Volumes	Measure	Value	Unit (1)	Volumes	Measure	Value	Unit (1)
Inventory
Crude oil	12,916	barrels	$649	$50.25	6,465	barrels	$304	$47.02
NGL	12,931	barrels	213	$16.47	13,553	barrels	454	$33.50
Natural gas	16,342	Mcf	45	$2.75	32,317	Mcf	102	$3.16
Other	N/A		34	N/A	N/A		31	N/A
Inventory subtotal			941				891

Linefill and base gas
Crude oil	13,195	barrels	790	$59.87	11,810	barrels	744	$63.00
NGL	1,348	barrels	48	$35.61	1,212	barrels	52	$42.90
Natural gas	29,812	Mcf	138	$4.63	28,612	Mcf	134	$4.68
Linefill and base gas subtotal			976				930

Long-term inventory
Crude oil	2,420	barrels	134	$55.37	2,582	barrels	136	$52.67
NGL	1,652	barrels	25	$15.13	1,681	barrels	50	$29.74
Long-term inventory subtotal			159				186

Total			$2,076				$2,007

(1)

Price per unit of measure is comprised of a weighted average associated with various grades, qualities and locations. Accordingly, these prices may not coincide with any published benchmarks for such products.

At the end of each reporting period, we assess the carrying value of our inventory and make any adjustments necessary to reduce the carrying value to the applicable net realizable value. Any resulting adjustments are a component of “Purchases and related costs” on our accompanying Condensed Consolidated Statements of Operations. We recorded a charge of $24 million during the six months ended June 30, 2015, which primarily related to the writedown of our

NGL inventory due to declines in prices during the first quarter of 2015. The loss was substantially offset by a portion of the derivative mark-to-market gain that was recognized in the fourth quarter of 2014. See Note 8 for discussion of our derivative and risk management activities. During the six months ended June 30, 2014, we recorded a charge of $37 million related to the writedown of our natural gas inventory that was purchased in conjunction with managing natural gas storage deliverability requirements during the extended period of severe cold weather in the first quarter of 2014.

Note 6—Debt

Debt consisted of the following as of the dates indicated (in millions):

	June 30,	December 31,
	2015	2014
SHORT-TERM DEBT
PAA commercial paper notes, bearing a weighted-average interest rate of 0.49% and 0.46%, respectively (1)	$512	$734
PAA senior notes:
5.25% senior notes due June 2015	—	150
3.95% senior notes due September 2015	400	400
Other	3	3
Total short-term debt	915	1,287

LONG-TERM DEBT
PAA senior notes, net of unamortized discount of $16 and $18, respectively	8,759	8,757
PAA commercial paper notes, bearing a weighted-average interest rate of 0.49% (2)	373	—
AAP term loan, bearing a weighted-average interest rate of 1.8% and 1.8%, respectively	500	500
AAP senior secured revolving credit facility, bearing a weighted-average interest rate of 1.8% and 1.8%, respectively	60	36
Other	5	5
Total long-term debt	9,697	9,298
Total debt (3)	$10,612	$10,585

(1)

We classified these PAA commercial paper notes as short term at June 30, 2015 and December 31, 2014 as these notes were primarily designated as working capital borrowings, were required to be repaid within one year and were primarily for hedged NGL and crude oil inventory and NYMEX and ICE margin deposits.

(2)	We have the ability and intent to refinance these PAA commercial paper notes on a long-term basis; therefore, we have classified such notes as long-term at June 30, 2015.

(3)

PAA’s fixed-rate senior notes (including current maturities) had a face value of approximately $9.2 billion and $9.3 billion as of June 30, 2015 and December 31, 2014, respectively. We estimated the aggregate fair value of these notes as of June 30, 2015 and December 31, 2014 to be approximately $9.4 billion and $9.9 billion, respectively. PAA’s fixed-rate senior notes are traded among institutions, and these trades are routinely published by a reporting service. Our determination of fair value is based on reported trading activity near the end of the reporting period. We estimate that the carrying value of outstanding borrowings under credit facilities and the PAA commercial paper program approximates fair value as interest rates reflect current market rates. The fair value estimates for the PAA senior notes, credit facilities and the PAA commercial paper program are based upon observable market data and are classified in Level 2 of the fair value hierarchy.

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

Borrowings and Repayments

Total borrowings under credit agreements and the PAA commercial paper program for the six months ended June  30, 2015 and 2014 were approximately $17.9 billion and $34.6 billion, respectively. Total repayments under credit agreements and the PAA commercial paper program were approximately $17.7 billion and $34.9 billion for the six months ended June  30, 2015 and 2014, respectively. The variance in total gross borrowings and repayments is impacted by various business and financial factors including, but not limited to, the timing, average term and method of general partnership borrowing activities.

Letters of Credit

In connection with our supply and logistics activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase of crude oil, NGL and natural gas. Additionally, we issue letters of credit to support insurance programs, derivative transactions and construction activities. At June  30, 2015 and December 31, 2014, we had outstanding letters of credit of $63 million and $87 million, respectively.

Senior Notes Repayments

In June 2015, we repaid the PAA $150 million, 5.25% senior notes. We utilized cash on hand and available capacity under the PAA commercial paper program to repay these notes.

Note 7—Partners’ Capital and Distributions

Distributions

The following table details the distributions paid to Class A shareholders during or pertaining to the first six months of 2015 (in millions, except per share data):

			Distributions to	Distributions per
Date Declared	Distribution Date		Class A Shareholders	Class A Share
July 7, 2015	August 14, 2015	(1)	$51	$0.227
April 7, 2015	May 15, 2015		$50	$0.222
January 8, 2015	February 13, 2015		$42	$0.203

(1)	Payable to shareholders of record at the close of business on July 31, 2015 for the period April 1, 2015 through June 30, 2015.

Exchange Rights

Holders of AAP units and their permitted transferees each have the right to exchange all or a portion of their AAP units for Class A shares at an exchange ratio of one Class A share for each AAP unit exchanged (referred to herein as their “Exchange Right”). This Exchange Right may be exercised only if, simultaneously therewith, an equal number of Class B shares and general partner units are transferred by the exercising party to us. For additional information regarding Exchange Rights, see Note 11 to our Consolidated Financial Statements included in Part IV of our 2014 Annual Report on Form 10-K. During the six months ended June 30, 2015, certain holders of AAP units and their permitted transferees exercised their Exchange Right, which resulted in the exchange of AAP units, general partner units and our Class B shares for our Class A shares. The impact of such Exchange Right exercises on our Class A and Class B shares outstanding is reflected in the table below.

Shares Outstanding

The following table presents the activity for our Class A shares and Class B shares for the six months ended June 30, 2015:

	Class B Shares	Class A Shares
Balance at December 31, 2014	399,096,499	206,933,274
Shares (exchanged)/issued in connection with Exchange Right exercises	(17,358,379)	17,358,379
Shares issued in connection with PAGP LTIP award vestings	—	20,800
Balance at June 30, 2015	381,738,120	224,312,453

Consolidated Subsidiaries

Noncontrolling Interests in Subsidiaries

As of June 30, 2015, noncontrolling interests in our subsidiaries consisted of (i) a 98% limited partner interest in PAA, (ii) an approximate 63% limited partner interest in AAP that consists of Class A units and AAP Management Units (a profits interest) and (iii) a 25% interest in SLC Pipeline LLC.

Subsidiary Distributions

PAA Distributions.  The following table details the distributions to PAA’s partners paid during or pertaining to the first six months of 2015, net of incentive distribution reductions (in millions, except per unit data):

			Distributions to PAA’s Partners				Distributions
			Limited	AAP			per limited
Date Declared	Distribution Date		Partners	2%	Incentive	Total	partner unit
July 7, 2015	August 14, 2015	(1)	$276	$6	$146	$428	$0.6950
April 7, 2015	May 15, 2015		$272	$6	$142	$420	$0.6850
January 8, 2015	February 13, 2015		$254	$5	$131	$390	$0.6750

(1)	Payable to unitholders of record at the close of business on July 31, 2015 for the period April 1, 2015 through June 30, 2015.

AAP Distributions. The following table details the distributions to AAP’s partners from distributions received from PAA paid during or pertaining to the first six months of 2015 (in millions):

				Distributions to AAP’s Partners
		Distributions Received	Cash		Noncontrolling
Distribution Date		by AAP from PAA	Reserves	Total	Interests	PAGP
August 14, 2015	(1)	$152	$(5)	$147	$96	$51
May 15, 2015		$148	$(3)	$145	$95	$50
February 13, 2015		$136	$(3)	$133	$91	$42

(1)	Payable to unitholders of record at the close of business on July 31, 2015 for the period April 1, 2015 through June 30, 2015.

Other Distributions. During the six months ended June 30, 2015, distributions of $1 million were paid to noncontrolling interests in SLC Pipeline LLC.

Sales of Common Units by Subsidiaries

PAA Continuous Offering Program. During the six months ended June 30, 2015, PAA issued an aggregate of approximately 1.1 million common units under its continuous offering program, generating proceeds of $58 million, net of offering costs.

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

Commodity Purchases and Sales — In the normal course of our operations, we purchase and sell commodities.  We use derivatives to manage the associated risks and to optimize profits. As of June 30, 2015, net derivative positions related to these activities included:

•

An average of 151,600 barrels per day net long position (total of 4.7 million barrels) associated with our crude oil purchases, which was unwound ratably during July 2015 to match monthly average pricing.

•	A net short time spread position averaging 17,800 barrels per day (total of 7.6 million barrels), which hedges a portion of our anticipated crude oil lease gathering purchases through October 2016.

•	An average of 35,800 barrels per day (total of 5.5 million barrels) of crude oil grade spread positions through December 2015. These derivatives allow us to lock in grade basis differentials.

•	A net short position of 13.9 Bcf through April 2016 related to anticipated sales of natural gas inventory and base gas requirements.

•	A net short position of 15.3 million barrels through June 2017 related to anticipated purchases and sales of our crude oil, NGL and refined products inventory.

Storage Capacity Utilization — We own a significant amount of crude oil, NGL and refined products storage capacity other than that used in our transportation operations. This storage may be leased to third parties or utilized in our own supply and logistics activities, including for the storage of inventory in a contango market. For capacity allocated to our supply and logistics operations, we have utilization risk in a backwardated market structure. As of June 30, 2015, we used derivatives to manage the risk of not utilizing approximately 0.8 million barrels of storage capacity through January 2016. These positions involve no outright price exposure, but instead enable us to profitably use the capacity to store hedged crude oil.

Natural Gas Processing/NGL Fractionation — We purchase natural gas for processing and operational needs. Additionally, we purchase NGL mix for fractionation and sell the resulting individual specification products (including ethane, propane, butane and condensate). In conjunction with these activities, we hedge the price risk associated with the purchase of the natural gas and the subsequent sale of the individual specification products. As of June  30, 2015, we had a long natural gas position of 15.2 Bcf through December 2016, a short propane position of 2.9 million barrels through December 2016, a short butane position of 0.9 million barrels through  December 2016 and a short WTI position of 0.3 million barrels through December 2016. In addition, we had a long power position of 0.5 million megawatt hours, which hedges a portion of our power supply requirements at our natural gas processing and fractionation plants through December 2018.

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

Interest Rate Risk Hedging

We use interest rate derivatives to hedge interest rate risk associated with anticipated and outstanding interest payments occurring as a result of debt issuances. The derivative instruments we use to manage this risk consist primarily of interest rate swaps and treasury locks. As of June 30, 2015, AOCI includes deferred losses of $109 million that relate to open and terminated interest rate derivatives that were designated as cash flow hedges. The terminated interest rate derivatives were cash-settled in connection with the issuance or refinancing of debt agreements. The deferred loss related to these instruments is being amortized to interest expense over the terms of the hedged debt instruments.

We have entered into forward starting interest rate swaps to hedge the underlying benchmark interest rate related to forecasted interest payments through 2049. The following table summarizes the terms of our forward starting interest rate swaps as of June 30, 2015 (notional amounts in millions):

	Number and Types of	Notional	Expected	Average Rate	Accounting
Hedged Transaction	Derivatives Employed	Amount	Termination Date	Locked	Treatment
Anticipated interest payments	7 forward starting swaps (30-year)	$250	9/15/2015	3.02%	Cash flow hedge
Anticipated interest payments	8 forward starting swaps (30-year)	$200	6/15/2016	3.06%	Cash flow hedge
Anticipated interest payments	8 forward starting swaps (30-year)	$200	6/15/2017	3.14%	Cash flow hedge
Anticipated interest payments	8 forward starting swaps (30-year)	$200	6/15/2018	3.20%	Cash flow hedge
Anticipated interest payments	8 forward starting swaps (30-year)	$200	6/14/2019	2.83%	Cash flow hedge

During June 2015, we terminated ten forward starting swaps. These swaps had an aggregate notional amount of $250 million and an average fixed rate of 3.60%.  We made a cash payment of approximately $31 million in connection with the termination of these swaps.

Currency Exchange Rate Risk Hedging

Because a significant portion of our Canadian business is conducted in CAD and, at times, a portion of our debt is denominated in CAD, we use foreign currency derivatives to minimize the risk of unfavorable changes in exchange rates. These instruments include foreign currency exchange contracts and forwards.

As of June 30, 2015, our outstanding foreign currency derivatives include derivatives we use to (i) hedge currency exchange risk associated with USD-denominated commodity purchases and sales in Canada and (ii) hedge currency exchange risk created by the use of USD-denominated commodity derivatives to hedge commodity price risk associated with CAD-denominated commodity purchases and sales.

The following table summarizes our open forward exchange contracts as of June 30, 2015 (in millions):

				Average Exchange Rate
		USD	CAD	USD to CAD
Forward exchange contracts that exchange CAD for USD:
	2015	$208	$260	$1.00	-	$1.25
	2016	30	38	$1.00	-	$1.25
		$238	$298

Forward exchange contracts that exchange USD for CAD:
	2015	$253	$315	$1.00	-	$1.24
	2016	30	37	$1.00	-	$1.22
		$283	$352

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

A summary of the impact of our derivative activities recognized in earnings for the periods indicated is as follows (in millions):

	Three Months Ended June 30, 2015
	Derivatives in Hedging Relationships
	Gain/(Loss)	Other
	Reclassified	Gain/(Loss)	Derivatives Not
	from AOCI	Recognized	Designated
Location of Gain/(Loss)	into Income (1) (2)	in Income (3)	as a Hedge	Total
Commodity Derivatives

Supply and Logistics segment revenues	$(19)	$—	$44	$25

Transportation segment revenues	—	—	2	2

Field operating costs	—	—	2	2

Interest Rate Derivatives

Interest expense	(6)	2	—	(4)

Total Gain/(Loss) on Derivatives Recognized in Net Income	$(25)	$2	$48	$25

	Three Months Ended June 30, 2014
	Derivatives in Hedging Relationships
	Gain/(Loss)	Other
	Reclassified	Gain/(Loss)	Derivatives Not
	from AOCI	Recognized	Designated
Location of Gain/(Loss)	into Income (1) (2)	in Income (3)	as a Hedge	Total
Commodity Derivatives

Supply and Logistics segment revenues	$12	$—	$—	$12

Interest Rate Derivatives

Interest expense	(1)	—	—	(1)

Foreign Currency Derivatives

Supply and Logistics segment revenues	—	—	9	9

Total Gain/(Loss) on Derivatives Recognized in Net Income	$11	$—	$9	$20

	Six Months Ended June 30, 2015
	Derivatives in Hedging Relationships
	Gain/(Loss)	Other
	Reclassified	Gain/(Loss)	Derivatives Not
	from AOCI	Recognized	Designated
Location of Gain/(Loss)	into Income (1) (2)	in Income (3)	as a Hedge	Total
Commodity Derivatives

Supply and Logistics segment revenues	$(12)	$—	$10	$(2)

Transportation segment revenues	—	—	4	4

Field operating costs	—	—	(2)	(2)

Interest Rate Derivatives

Interest expense	(7)	2	—	(5)

Foreign Currency Derivatives

Supply and Logistics segment revenues	—	—	(17)	(17)

Total Gain/(Loss) on Derivatives Recognized in Net Income	$(19)	$2	$(5)	$(22)

	Six Months Ended June 30, 2014
	Derivatives in Hedging Relationships
	Gain/(Loss)	Other
	Reclassified	Gain/(Loss)	Derivatives Not
	from AOCI	Recognized	Designated
Location of Gain/(Loss)	into Income (1) (2)	in Income (3)	as a Hedge	Total
Commodity Derivatives

Supply and Logistics segment revenues	$(8)	$—	$—	$(8)

Field operating costs	—	—	(1)	(1)

Interest Rate Derivatives

Interest expense	(2)	—	—	(2)

Total Gain/(Loss) on Derivatives Recognized in Net Income	$(10)	$—	$(1)	$(11)

(1)	Represents gains/(losses) on cash flow hedges reclassified from AOCI to income during the period.

(2)

During the three and six months ended June 30, 2015 we reclassified a loss of approximately $4 million from AOCI to Interest expense as a result of anticipated hedged transactions that are probable of not occurring. All of our anticipated hedged transactions were deemed probable of occurring during the three and six months ended June 30, 2014.

(3)	Amounts represent ineffective portion of cash flow hedges.

The following table summarizes the derivative assets and liabilities on our Condensed Consolidated Balance Sheets on a gross basis as of June 30, 2015 (in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Commodity derivatives	Other current assets	$11	Other current liabilities	$(1)
	Other long-term liabilities and deferred credits	2

Interest rate derivatives	Other current assets	1	Other current liabilities	(6)
	Other long-term assets, net	16	Other long-term liabilities and deferred credits	(2)
Total derivatives designated as hedging instruments		$30		$(9)

Derivatives not designated as hedging instruments:
Commodity derivatives	Other current assets	$139	Other current assets	$(59)
	Other long-term assets, net	14	Other long-term assets, net	(1)
	Other current liabilities	1	Other current liabilities	(17)
			Other long-term liabilities and deferred credits	(4)

Foreign currency derivatives			Other current liabilities	(2)
Total derivatives not designated as hedging instruments		$154		$(83)

Total derivatives		$184		$(92)

The following table summarizes the derivative assets and liabilities on our Condensed Consolidated Balance Sheets on a gross basis as of December 31, 2014 (in millions):

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

Our accounting policy is to offset derivative assets and liabilities executed with the same counterparty when a master netting arrangement exists. Accordingly, we also offset derivative assets and liabilities with amounts associated with cash margin. Our exchange-traded derivatives are transacted through clearing brokerage accounts and are subject to margin requirements as established by the respective exchange. On a daily basis, our account equity (consisting of the sum of our cash balance and the fair value of our open derivatives) is compared to our initial margin requirement resulting in the payment or return of variation margin. As of June 30, 2015, we had a net broker payable of $46 million (consisting of initial margin of $49 million reduced by $95 million of variation margin that had been returned to us). As of December 31, 2014, we had a net broker payable of $133 million (consisting of initial margin of $126 million reduced by $259 million of variation margin that had been returned to us).

The following table presents information about derivatives and financial assets and liabilities that are subject to offsetting, including enforceable master netting arrangements as of the dates indicated (in millions):

	June 30, 2015		December 31, 2014
	Derivative	Derivative	Derivative	Derivative
	Asset Positions	Liability Positions	Asset Positions	Liability Positions

Netting Adjustments:
Gross position - asset/(liability)	$184	$(92)	$493	$(384)
Netting adjustment	(63)	63	(262)	262
Cash collateral paid/(received)	(46)	—	(133)	—
Net position - asset/(liability)	$75	$(29)	$98	$(122)

Balance Sheet Location After Netting Adjustments:
Other current assets	$46	$—	$71	$—
Other long-term assets, net	29	—	27	—
Other current liabilities	—	(25)	—	(91)
Other long-term liabilities and deferred credits	—	(4)	—	(31)
	$75	$(29)	$98	$(122)

As of June 30, 2015, there was a net loss of $120 million deferred in AOCI including tax effects. The deferred net loss recorded in AOCI is expected to be reclassified to future earnings contemporaneously with (i) the earnings recognition of the underlying hedged commodity transaction or (ii) interest expense accruals associated with underlying debt instruments. Of the total net loss deferred in AOCI at June  30, 2015, we expect to reclassify a net gain of $4 million to earnings in the next twelve months. The remaining deferred loss of $124 million is expected to be reclassified to earnings through 2049. A portion of these amounts are based on market prices as of June  30, 2015; thus, actual amounts to be reclassified will differ and could vary materially as a result of changes in market conditions.

The net deferred gain/(loss), including tax effects, recognized in AOCI for derivatives for the periods indicated was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Commodity derivatives, net	$(28)	$—	$(25)	$(12)
Interest rate derivatives, net	120	(19)	45	(39)
Total	$92	$(19)	$20	$(51)

At June 30, 2015 and December 31, 2014, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings. Although we may be required to post margin on our cleared derivatives as described above, we do not require our non-cleared derivative counterparties to post collateral with us.

Recurring Fair Value Measurements

Derivative Financial Assets and Liabilities

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of the dates indicated (in millions):

	Fair Value as of June 30, 2015				Fair Value as of December 31, 2014
Recurring Fair Value Measures (1)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity derivatives	$(18)	$94	$9	$85	$(85)	$261	$15	$191
Interest rate derivatives	—	9	—	9	—	(70)	—	(70)
Foreign currency derivatives	—	(2)	—	(2)	—	(12)	—	(12)
Total net derivative asset/(liability)	$(18)	$101	$9	$92	$(85)	$179	$15	$109

(1)	Derivative assets and liabilities are presented above on a net basis but do not include related cash margin deposits.

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

Level 3

Level 3 of the fair value hierarchy includes certain physical commodity contracts. The fair value of our Level 3 physical commodity contracts is based on a valuation model utilizing broker-quoted forward commodity prices, and timing estimates, which involve management judgment. The significant unobservable inputs used in the fair value measurement of our Level 3 derivatives are forward prices obtained from brokers. A significant increase or decrease in these forward prices could result in a material change in fair value to our Level 3 derivatives. We report unrealized gains and losses associated with Level 3 commodity derivatives in our Condensed Consolidated Statements of Operations as Supply and Logistics segment revenues.

Rollforward of Level 3 Net Asset/(Liability)

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our derivatives classified as Level 3 for the periods indicated (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Beginning Balance	$5	$1	$15	$(3)
Gains/(losses) for the period included in earnings	1	—	1	—
Settlements	(1)	—	(13)	3
Derivatives entered into during the period	4	—	6	1
Ending Balance	$9	$1	$9	$1

Change in unrealized gains/(losses) included in earnings relating to Level 3 derivatives still held at the end of the period	$5	$1	$6	$1

Note 9—Equity-Indexed Compensation Plans

We refer to the PAGP LTIP, PAA LTIPs and AAP Management Units collectively as our “equity-indexed compensation plans.” For additional discussion of our equity-indexed compensation plans and awards, see Note 16 to our Consolidated Financial Statements included in Part IV of our 2014 Annual Report on Form 10-K.

PAGP LTIP Awards

Activity for awards under the PAGP LTIP is summarized in the following table (shares in millions):

		Weighted Average
	PAGP	Grant Date
	Shares	Fair Value per Share
Outstanding at December 31, 2014	0.1	$27.84
Granted (1)	—	$27.84
Vested (2)	—	$27.84
Outstanding at June 30, 2015	0.1	$27.84

(1)	During the six months ended June 30, 2015, less than 0.1 million PAGP LTIP awards were issued under the automatic re-grant feature for awards issued to PAGP directors.

(2)	During the six months ended June 30, 2015, less than 0.1 million PAGP LTIP awards vested and were settled in Class A shares.

PAA LTIP Awards

Activity for LTIP awards under our equity-indexed compensation plans denominated in PAA units is summarized in the following table (units in millions):

		Weighted Average
	PAA	Grant Date
	Units (1)	Fair Value per Unit
Outstanding at December 31, 2014	7.3	$41.45
Granted	1.1	$39.98
Vested (2)	(1.8)	$25.96
Cancelled or forfeited	(0.1)	$43.26
Outstanding at June 30, 2015	6.5	$45.47

(1)	Amounts do not include AAP Management Units.

(2)

Approximately 0.5 million PAA common units were issued, net of tax withholding of 0.2 million units, during the six months ended June 30, 2015 in connection with the settlement of vested awards. The remaining PAA awards that vested during the six months ended June 30, 2015 of approximately 1.1 million units were settled in cash.

AAP Management Units

Activity for AAP Management Units is summarized in the following table (in millions):

				Grant Date
	Reserved for Future		Outstanding Units	Fair Value Of Outstanding
	Grants	Outstanding	Earned	AAP Management Units (1)
Balance at December 31, 2014	3.0	49.1	47.8	$64
Earned	N/A	N/A	0.4	N/A
Balance at June 30, 2015	3.0	49.1	48.2	$64

(1)

Of the $64 million grant date fair value, $57 million had been recognized through June 30, 2015 on a cumulative basis. Of this amount, $1 million was recognized as expense during the six months ended June 30, 2015.

Other Consolidated Equity-Indexed Compensation Plan Information

The table below summarizes the expense recognized and the value of vested LTIP awards (settled in PAA common units, PAGP shares and cash) under our equity-indexed compensation plans and includes both liability-classified and equity-classified awards for the periods indicated (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Equity-indexed compensation expense (1)	$17	$34	$36	$68
LTIP unit- or share-settled vestings (2)	$35	$44	$35	$51
LTIP cash-settled vestings (3)	$55	$51	$55	$52
DER cash payments (4)	$2	$2	$4	$4

(1)	For each of the three and six months ended June 30, 2015 and 2014, amount includes less than $1 million of expense related to PAGP LTIP awards.

(2)

For the six months ended June 30, 2015, $1 million relates to awards settled in PAGP Class A shares. For the three months ended June 30, 2015 and the three and six months ended June 30, 2014, all amounts relate to awards settled in PAA common units.

(3)	All cash settled vestings for the three and six months ended June 30, 2015 and 2014 related to PAA LTIP awards.

(4)	For each of the three and six months ended June 30, 2015 and 2014, less than $1 million of cash paid was related to DERs on PAGP LTIP awards.

Note 10—Commitments and Contingencies

Loss Contingencies — General

To the extent we are able to assess the likelihood of a negative outcome for a contingency, our assessments of such likelihood range from remote to probable. If we determine that a negative outcome is probable and the amount of loss is reasonably estimable, we accrue an undiscounted liability equal to the estimated amount.  If a range of probable loss amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then we accrue an undiscounted liability equal to the minimum amount in the range.  In addition, we estimate legal fees that we expect to incur associated with loss contingencies and accrue those costs when they are material and probable of being incurred.

We do not record a contingent liability when the likelihood of loss is probable but the amount cannot be reasonably estimated or when the likelihood of loss is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is reasonably possible and the impact would be material to our consolidated financial statements, we disclose the nature of the contingency and, where feasible, an estimate of the possible loss or range of loss.

Legal Proceedings — General

In the ordinary course of business, we are involved in various legal proceedings, including those arising from regulatory and environmental matters. Although we are insured against various risks to the extent we believe it is prudent, there is no assurance that the nature and amount of such insurance will be adequate, in every case, to fully protect us from losses arising from current or future legal proceedings.

Taking into account what we believe to be all relevant known facts and circumstances, and based on what we believe to be reasonable assumptions regarding the application of those facts and circumstances to existing laws and regulations, we do not believe that the outcome of the legal proceedings in which we are currently involved (including those described below) will, individually or in the aggregate, have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Environmental — General

Although over the course of the last several years we have made significant investments in our maintenance and integrity programs, and have hired additional personnel in those areas, we have experienced (and likely will experience future) releases of hydrocarbon products into the environment from our pipeline, rail and storage operations. These releases can result from accidents or from unpredictable man-made or natural forces and may reach surface water bodies, groundwater aquifers or other sensitive environments. Damages and liabilities associated with any such releases from our existing or future assets could be significant and could have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

At June 30, 2015, our estimated undiscounted reserve for environmental liabilities (including liabilities related to the Line 901 incident, as discussed further below) totaled $297 million, of which $197 million was classified as short-term and $100 million was classified as long-term. At December 31, 2014, our estimated undiscounted reserve for environmental liabilities totaled $82 million, of which $13 million was classified as short-term and $69 million was classified as long-term. The short- and long-term environmental liabilities referenced above are reflected in “Accounts payable and accrued liabilities” and “Other long-term liabilities and deferred credits,” respectively, on our Condensed Consolidated Balance Sheets. At June 30, 2015 and December 31, 2014, we had recorded receivables totaling $200 million and $8 million, respectively, for amounts probable of recovery under insurance and from third parties under indemnification agreements, which are predominantly reflected in “Trade accounts receivable and other receivables, net” on our Condensed Consolidated Balance Sheets.

In some cases, the actual cash expenditures associated with these liabilities may not occur for three years or longer. Our estimates used in determining these reserves are based on information currently available to us and our assessment of the ultimate outcome. Among the many uncertainties that impact our estimates are the necessary regulatory approvals for, and potential modification of, our remediation plans, the limited amount of data available upon initial assessment of the impact of soil or water contamination, changes in costs associated with environmental remediation services and equipment and the possibility of existing legal claims giving rise to additional liabilities. Therefore, although we believe that the reserve is adequate, costs incurred may be in excess of the reserve and may potentially have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Specific Legal, Environmental or Regulatory Matters

Line 901 Incident. During May 2015, we experienced a crude oil release from our Las Flores to Gaviota Pipeline (Line 901) in Santa Barbara County, California.  A portion of the released crude oil reached the Pacific Ocean at Refugio State Beach through a drainage culvert. Following the release, we shut down the pipeline and initiated our emergency response plan. A Unified Command, which includes the United States Coast Guard, the EPA, the California Office of Spill Prevention and Response and the Santa Barbara Office of Emergency Management was established for the response effort. Clean-up and remediation operations and contamination monitoring continue, and the cause of the release is currently under investigation.

Although the precise volume of crude oil released in connection with this incident has not been determined, following the release, we developed and have periodically updated a “worst case” estimate of the amount of oil spilled, which represents what we believe to be the maximum volume of oil that could have been spilled based on relevant facts, data and information available at the time of such calculation.  Our worst-case estimate has been developed primarily using information regarding (i) an estimate of the amount of oil that flowed into Line 901 during the period between the estimated time of release and the point when the pumps were shut down and (ii) an estimate of the volume of oil that drained out of the line due to the natural force of gravity based on the characteristics of the pipeline (i.e., length, elevation profile, diameter and location of the release point).  Using this “drain-down” methodology, our worst case estimate of the volume of oil released totaled approximately 2,400 barrels. We believe that the “drain-down” methodology represents the most straight forward and accurate calculation of the potential worst case discharge.

In the second half of June we completed the process of emptying and purging Line 901, which resulted in the removal of approximately 26,500 barrels of crude oil from the line.  This activity provided additional data to assess the reasonableness of our worst case estimate of 2,400 barrels based on the “drain-down” methodology.  Based on a preliminary analysis, an alternative calculation using the purge data could be as much as 1,000 barrels higher than the worst-case estimate calculated using the drain-down methodology.  However, the alternative calculation does not take into account certain factors that could account for a meaningful portion of the difference between the two calculations and this reconciliation process is ongoing.  As part of our effort to reconcile these differences, we have retained an outside, third party consulting firm to review the materials and submit a report, but such study has not been completed.  Accordingly, to date we have not finalized our calculation of the “worst case” estimate of the amount of oil released from Line 901, and such volume estimate may change as additional facts, data and information are analyzed during the course of the investigation of this incident. Any variance between the current and final estimate of the worst case discharge is not expected to impact our estimate of response, clean-up or remediation costs, but could impact our estimate of fines and penalties.

As a result of the Line 901 incident, several governmental agencies and regulators have initiated investigations into the Line 901 incident, various claims have been made against us and a number of lawsuits have been filed against us. Set forth below is a brief summary of such actions and matters:

On May 21, 2015, we received a corrective action order from the United States Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (“PHMSA”), the governmental agency that has jurisdiction over the operation of Line 901 as well as over a second stretch of pipeline extending from Gaviota Pump Station in Santa Barbara County to Emidio Pump Station in Kern County, California (Line 903), requiring us to shut down, purge, review, remediate and test Line 901. On June 3, 2015, the corrective action order was amended to require us to take additional corrective actions with respect to both Lines 901 and 903 (as amended, the “CAO”). Among other requirements, the CAO also obligates us to conduct a root cause failure analysis with respect to Line 901 and present remedial work plans and restart plans to PHMSA prior to returning Line 901 to service; the CAO also imposes a pressure restriction on Line 903 and requires us to take other specified actions with respect to both Lines 901 and 903. We fully intend to comply with the CAO and to cooperate with any other governmental investigations relating to or arising out of the release. Excavation and removal of the affected section of the pipeline was completed on May 28, 2015. No timeline has been established for the restart of Line 901. By virtue of its statutory authority, PHMSA has the power and authority to impose fines and penalties on us and cause civil or criminal charges to be brought against us. While to date PHMSA has not imposed any such fines or penalties or pursued any such civil or criminal charges, there can be no assurance that such fines or penalties will not be imposed upon us, or that such civil or criminal charges will not be brought against us, in the future.

In late May, on behalf of the EPA, the United States Attorney for the Department of Justice, Central District of California, Environmental Crimes Section (“DOJ”) began an investigation into whether there were any violations of federal criminal statutes in connection with the Line 901 incident, including potential violations of the federal Clean Water Act. We are cooperating with the DOJ’s investigation by responding to their requests for documents and access to our employees. The DOJ has expressed an interest in talking to several of our employees and consistent with the terms of our governing organizational documents, we are funding their defense costs, including the costs of separate counsel engaged to represent such individuals. In addition to the DOJ, the California Attorney General’s Office and the District Attorney’s Office for the County of Santa Barbara have also announced that they are investigating the Line 901 incident to determine whether any applicable state or local laws have been violated. While to date no civil or criminal charges have been brought against PAA or any of its affiliates, officers or employees by the DOJ, California Attorney General or Santa Barbara County District Attorney, and no fines or penalties have been imposed by such governmental agents, there can be no assurance that such fines or penalties will not be imposed upon us, or that such civil or criminal charges will not be brought against us, in the future.

Shortly following the Line 901 incident, we established a claims line and encouraged any parties that were damaged by the release to contact us to discuss their damage claims. We have received a number of claims through the claims line and we are processing those claims as we receive them. In addition, we have also had six class action lawsuits filed against us, all of which have been filed in the United States District Court for the Central District of California. In general, these lawsuits have been brought by various plaintiffs seeking to establish different classes of claimants that have allegedly been damaged by the release, including potential classes such as persons that derive a significant portion of their income through commercial fishing and harvesting activities in the waters adjacent to Santa Barbara County or from businesses that are dependent on marine resources from Santa Barbara County, retail businesses located in historic downtown Santa Barbara, certain owners of oceanfront and/or beachfront property on the Pacific Coast of California, and other classes of businesses that were allegedly impacted by the release.

In addition to the foregoing, as the “responsible party” for the Line 901 incident we are liable for various costs and for certain natural resource damages under the Oil Pollution Act, and we also have exposure to the payment of additional fines, penalties and costs under other applicable federal, state and local laws, statutes and regulations. To the extent any such costs are reasonably estimable, we have included an estimate of such costs in the loss accrual described below.

Taking the foregoing into account, we estimate that the aggregate total costs we have incurred or will incur with respect to the Line 901 incident will be approximately $257 million, which estimate includes actual and projected emergency response and clean-up costs, natural resource damage assessments and certain third party claims settlements as well as estimates for fines, penalties and certain legal fees. This estimate does not include any lost revenue associated with the shutdown of Line 901 or 903. In addition, this estimate considers our prior experience in environmental investigation and remediation matters and available data from, and in consultation with, our environmental and other specialists, as well as currently available facts and presently enacted laws and regulations. We have made assumptions for (i) the expected number of days that clean up, remediation and monitoring services will be required, the number of personnel and equipment required at the site and the rates charged by the associated service and equipment providers, (ii) the duration of the natural resource damage assessment and the ultimate amount of damages determined, (iii) the resolution of certain third party claims and lawsuits, but excluding claims and lawsuits with respect to which losses are not probable and reasonably estimable, and excluding future claims and lawsuits,  (iv) the determination and calculation of fines and penalties and (v) the nature,  extent and cost of  legal services that will be required in connection with all lawsuits, claims and other matters requiring legal or expert advice associated with the Line 901 incident. We believe we have accrued adequate amounts for all probable and reasonably estimable costs; however, this estimate is subject to uncertainties associated with the assumptions that we have made. Our assumptions and estimates may turn out to be inaccurate and our total costs could turn out to be higher; accordingly, we can provide no assurance that we will not have to accrue additional costs in the future with respect to the Line 901 incident.

We have accrued such estimate of aggregate total costs to “Field operating costs” on our Condensed Consolidated Statement of Operations. As of June 30, 2015, we had a remaining undiscounted gross liability of $221 million related to this event, the majority of which is presented as a current liability in “Accounts payable and accrued liabilities” on our Condensed Consolidated Balance Sheets. We maintain insurance coverage, which is subject to certain exclusions and deductibles, in the event of such environmental liabilities. Subject to such exclusions and deductibles, we believe that our coverage is adequate to cover the current estimated total emergency response and clean-up costs, claims settlement costs and remediation costs and we believe that this coverage is also adequate to cover any potential increase in the estimates for these costs that exceed the amounts currently identified. We therefore have recognized a receivable of $192 million as of June 30, 2015 for the portion of the release costs that we believe is probable of recovery from insurance, net of deductibles. A majority of this receivable has been recognized as a current asset in “Trade accounts receivable and other receivables, net” on our Condensed Consolidated Balance Sheets with the offset reducing “Field operating costs” on our Condensed Consolidated Statement of Operations. We currently expect that the clean-up and remediation efforts, excluding long-term site monitoring activities, will be substantially completed during 2015; however, we expect to make payments for additional costs associated with restoration and monitoring of the area, as well as natural resource damage assessment, legal, professional and regulatory costs, in addition to fines and penalties, during future periods.

MP29 Release. On July 10, 2015, we experienced a crude oil release of approximately 100 barrels at our Pocahontas Pump Station near the border of Bond and Madison Counties in Illinois, approximately 40 miles from St. Louis Missouri. The Pocahontas Station is part of the Capwood pipeline that runs from our Patoka Station to Wood River, Illinois. A portion of the released crude oil was contained within our Pocahontas facility, but some of the released crude oil entered a nearby waterway where it was contained with booms. On July 14, 2015, PHMSA issued a corrective action order requiring us to take various actions in response to the release, including remediation, reporting and other actions. We are in the process of satisfying the requirements of the corrective action order. To date, no fines or penalties have been assessed in this matter; however, it is possible that fines and penalties could be assessed in the future.  In connection with this incident, we have also had one class action lawsuit filed against us in the United States District Court for the Southern District of Illinois. In this lawsuit, the plaintiff seeks unspecified money damages and other remedies on behalf of itself and other unspecified similarly situated claimants. We estimate that the aggregate total costs associated with this release will be less than $10 million.

Cushing Tank Cathodic Protection.  On May 22, 2015, PHMSA issued a Final Order relating to an April 2013 Notice of Probable Violation and Proposed Compliance Order alleging that we did not maintain adequate cathodic protection for certain tanks at our Cushing Terminal. In its 2013 Notice of Probable Violation, PHMSA maintained that the proprietary cathodic protection system utilized by us for certain of our storage tanks at our Cushing, Oklahoma facility was not contemplated by applicable regulations. In response to the notice, we provided extensive documentation and supporting information regarding the effectiveness of the technology we were utilizing, including past communications with PHMSA regarding the topic. At a hearing in August 2013 we gave a formal presentation on the technology, provided empirical data confirming its effectiveness and also had a third party corrosion expert witness speak to the effectiveness of the technology. Almost two years later, PHMSA issued the Final Order and Compliance Order dated May 22, 2015 ruling against our position, assessing a penalty of $102,900 and specifying certain corrective actions to be completed by us. We chose not to further contest this matter and paid the penalty on June 5, 2015. On July 14, 2015, we submitted to PHMSA a Remediation Plan and schedule to satisfy the conditions of the Compliance Order.

In the Matter of Bakersfield Crude Terminal LLC et al. On April 30, 2015, the EPA issued a Finding and Notice of Violation (“NOV”) to Bakersfield Crude Terminal LLC, our subsidiary, for alleged violations of the Clean Air Act, as amended. The NOV, which cites 10 separate rule violations, questions the validity of construction and operating permits issued to our Bakersfield rail unloading facility in 2012 and 2014 by the San Joaquin Valley Air Pollution Control District (the “SJV District”). We believe we fully complied with all applicable regulatory requirements and that the permits issued to us by the SJV District are valid. To date, no fines or penalties have been assessed in this matter; however, it is possible that fines and penalties could be assessed in the future.

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

Kemp River Pipeline Releases. During May and June 2013, two separate releases were discovered on our Kemp River pipeline in Northern Alberta, Canada that, in the aggregate, resulted in the release of approximately 700 barrels of condensate and light crude oil. Clean-up and remediation activities are being conducted in cooperation with the applicable regulatory agencies. Final investigation by the Alberta Energy Regulator is not complete. To date, no charges, fines or penalties have been assessed against PMC with respect to these releases; however, it is possible that fines or penalties may be assessed against PMC in the future. We estimate that the aggregate clean-up and remediation costs associated with these releases will be $15 million. Through June 30, 2015, we spent $9 million in connection with clean-up and remediation activities.

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

The following table reflects certain financial data for each segment for the periods indicated (in millions):

	Transportation	Facilities	Supply and Logistics	Total
Three Months Ended June 30, 2015
Revenues:
External customers	$180	$137	$6,346	$6,663
Intersegment (1)	222	132	5	359
Total revenues of reportable segments	$402	$269	$6,351	$7,022
Equity earnings in unconsolidated entities	$52	$—	$—	$52
Segment profit (2) (3)	$186	$144	$41	$371
Maintenance capital	$33	$17	$2	$52

Three Months Ended June 30, 2014
Revenues:
External customers	$195	$144	$10,856	$11,195
Intersegment (1)	217	133	4	354
Total revenues of reportable segments	$412	$277	$10,860	$11,549
Equity earnings in unconsolidated entities	$23	$—	$—	$23
Segment profit (2) (3)	$221	$134	$133	$488
Maintenance capital	$42	$5	$1	$48

	Transportation	Facilities	Supply and Logistics	Total
Six Months Ended June 30, 2015
Revenues:
External customers	$366	$261	$11,978	$12,605
Intersegment (1)	437	264	6	707
Total revenues of reportable segments	$803	$525	$11,984	$13,312
Equity earnings in unconsolidated entities	$89	$—	$—	$89
Segment profit (2) (3)	$428	$285	$171	$884
Maintenance capital	$66	$32	$4	$102

Six Months Ended June 30, 2014
Revenues:
External customers	$376	$301	$22,201	$22,878
Intersegment (1)	422	275	27	724
Total revenues of reportable segments	$798	$576	$22,228	$23,602
Equity earnings in unconsolidated entities	$44	$—	$—	$44
Segment profit (2) (3)	$427	$288	$382	$1,097
Maintenance capital	$76	$15	$4	$95

(1)

Segment revenues and purchases and related costs include intersegment amounts. Intersegment sales are conducted at posted tariff rates, rates similar to those charged to third parties or rates that we believe approximate market. For further discussion, see “Analysis of Operating Segments” under Item 7 of our 2014 Annual Report on Form 10-K.

(2)

Supply and Logistics segment profit includes interest expense (related to hedged inventory purchases) of $2 million and $5 million for the three months ended June 30, 2015 and 2014, respectively, and $3 million and $7 million for the six months ended June 30, 2015 and 2014, respectively.

(3)	The following table reconciles segment profit to net income attributable to PAGP (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Segment profit	$371	$488	$884	$1,097
Unallocated general and administrative expenses	(1)	(1)	(2)	(2)
Depreciation and amortization	(110)	(100)	(218)	(197)
Interest expense, net	(107)	(85)	(211)	(166)
Other income/(expense), net	1	4	(3)	2
Income before tax	154	306	450	734
Income tax expense	(51)	(31)	(85)	(87)
Net income	103	275	365	647
Net income attributable to noncontrolling interests	(73)	(260)	(304)	(618)
Net income attributable to PAGP	$30	$15	$61	$29

Note 12—Related Party Transactions

See Note 15 to our Consolidated Financial Statements included in Part IV of our 2014 Annual Report on Form 10-K for a complete discussion of our related party transactions.

Transactions with Oxy

As of June 30, 2015, Oxy owned approximately 13% of the limited partner interests in AAP and had a representative on the board of directors of GP LLC and our general partner. During the three and six months ended June 30, 2015 and 2014, we recognized sales and transportation revenues and purchased petroleum products from Oxy. These transactions were conducted at posted tariff rates or prices that we believe approximate market. See detail below (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues	$382	$351	$558	$443

Purchases and related costs	$41	$209	$146	$468

We currently have a netting arrangement with Oxy. Our gross receivable and payable amounts with Oxy were as follows as of the dates indicated (in millions):

	June 30,	December 31,
	2015	2014
Trade accounts receivable and other receivables	$736	$489

Accounts payable	$588	$441

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

Our discussion and analysis includes the following:

•	Executive Summary

•	Acquisitions and Capital Projects

•	Results of Operations

•	Outlook

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Recent Accounting Pronouncements

•	Critical Accounting Policies and Estimates

•	Forward-Looking Statements

Executive Summary

Company Overview

We are a Delaware limited partnership formed on July 17, 2013 to own an interest in the general partner and IDRs of PAA, a publicly traded Delaware limited partnership. Although we were formed as a limited partnership, we have elected to be taxed as a corporation for United States federal income tax purposes. As of June 30, 2015, we owned an approximate 37% limited partner interest in AAP, a Delaware limited partnership that directly owns all of PAA’s IDRs and indirectly owns the 2% general partner interest in PAA. AAP is the sole member of PAA GP, a Delaware limited liability company that directly holds the 2% general partner interest in PAA.

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

Overview of Operating Results, Capital Investments and Other Significant Activities

For the six months ended June 30, 2015 and 2014, we recognized net income of $365 million and $647 million, respectively. This decrease was primarily driven by less favorable results from our Supply and Logistics segment. In addition, our operating results for the 2015 period were impacted by costs and lost revenue associated with the Line 901 incident. See further discussion of our segment operating results in the following sections. Net income for the first six months of 2015 was also impacted by higher depreciation and amortization expense and interest expense associated with our growing asset base and related financing activities.

We invested approximately $1.2 billion in midstream infrastructure projects during the six months ended June 30, 2015, with a targeted expansion capital plan for the full year of 2015 of $2.2 billion. To fund a portion of such capital activities, PAA issued approximately 22.1 million common units for net proceeds of approximately $1.1 billion. In addition, we paid $805 million of cash distributions to our Class A shareholders and noncontrolling interests during the six months ended June 30, 2015, and we declared a quarterly distribution of $0.227 per Class A share to be paid on August 14, 2015.

Acquisitions and Capital Projects

The following table summarizes our expenditures for acquisition capital, expansion capital and maintenance capital for the periods indicated (in millions):

	Six Months Ended
	June 30,
	2015	2014
Acquisition capital	$64	$2
Expansion capital (1)	1,188	1,012
Maintenance capital (1)	102	95
	$1,354	$1,109

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

The following table summarizes our notable projects in progress during 2015 and the forecasted expenditures for the year ending December 31, 2015 (in millions):

Projects	2015
Permian Basin Area Projects	$410
Fort Saskatchewan Facility Projects / NGL Line	310
Rail Terminal Projects (1)	275
Cactus Pipeline (2)	150
Saddlehorn Pipeline	140
Red River Pipeline (Cushing to Longview)	130
Eagle Ford JV Project	80
Cowboy Pipeline (Cheyenne to Carr)	50
St. James Terminal Expansions	50
Eagle Ford Area Projects	45
Diamond Pipeline	40
Cushing Terminal Expansions	40
Line 63 Reactivation	25
Other Projects	455
$2,200
Potential Adjustments for Timing / Scope Refinement (3)	-$100 + $100
Total Projected Expansion Capital Expenditures	$2,100 - $2,300

Maintenance Capital Expenditures	$205 - $225

(1)	Includes railcar purchases and projects located in or near St. James, LA, Kerrobert, Canada and Tampa, CO.

(2)	Includes linefill costs associated with the project.

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

The following table sets forth an overview of our consolidated financial results calculated in accordance with GAAP for the periods indicated (in millions, except per share data):

			Favorable/				Favorable/
	Three Months Ended		(Unfavorable)		Six Months Ended		(Unfavorable)
	June 30,		Variance		June 30,		Variance
	2015	2014	$	%	2015	2014	$	%
Transportation segment profit	$186	$221	$(35)	(16)%	$428	$427	$1	—%
Facilities segment profit	144	134	10	7%	285	288	(3)	(1)%
Supply and Logistics segment profit	41	133	(92)	(69)%	171	382	(211)	(55)%
Total segment profit	371	488	(117)	(24)%	884	1,097	(213)	(19)%
Unallocated general and administrative expenses	(1)	(1)	—	—%	(2)	(2)	—	—%
Depreciation and amortization	(110)	(100)	(10)	(10)%	(218)	(197)	(21)	(11)%
Interest expense, net	(107)	(85)	(22)	(26)%	(211)	(166)	(45)	(27)%
Other income/(expense), net	1	4	(3)	(75)%	(3)	2	(5)	(250)%
Income tax expense	(51)	(31)	(20)	(65)%	(85)	(87)	2	2%
Net income	103	275	(172)	(63)%	365	647	(282)	(44)%
Net income attributable to noncontrolling interests	(73)	(260)	187	72%	(304)	(618)	314	51%
Net income attributable to PAGP	$30	$15	$15	100%	$61	$29	$32	110%

Basic net income per Class A share	$0.14	$0.11	$0.03	27%	$0.28	$0.21	$0.07	33%
Diluted net income per Class A share	$0.14	$0.11	$0.03	27%	$0.27	$0.21	$0.06	29%
Basic weighted average Class A shares outstanding	224	136	88	65%	218	135	83	61%
Diluted weighted average Class A shares outstanding	224	136	88	65%	606	135	471	349%

Analysis of Operating Segments

Transportation Segment

Our Transportation segment operations generally consist of fee-based activities associated with transporting crude oil and NGL on pipelines, gathering systems, trucks and barges. The Transportation segment generates revenue through a combination of tariffs, third-party pipeline capacity agreements and other transportation fees.

The following tables set forth our operating results from our Transportation segment for the periods indicated:

			Favorable/				Favorable/
	Three Months Ended		(Unfavorable)		Six Months Ended		(Unfavorable)
Operating Results (1)	June 30,		Variance		June 30,		Variance
(in millions, except per barrel data)	2015	2014	$	%	2015	2014	$	%
Revenues
Tariff activities	$361	$356	$5	1%	$720	$691	$29	4%
Trucking	41	56	(15)	(27)%	83	107	(24)	(22)%
Total transportation revenues	402	412	(10)	(2)%	803	798	5	1%

Costs and Expenses
Trucking costs	(29)	(41)	12	29%	(59)	(78)	19	24%
Field operating costs (2)	(209)	(137)	(72)	(53)%	(346)	(265)	(81)	(31)%
Equity-indexed compensation expense - operations	(3)	(5)	2	40%	(6)	(10)	4	40%
Segment general and administrative expenses (2) (3)	(22)	(21)	(1)	(5)%	(43)	(43)	—	—%
Equity-indexed compensation expense - general and administrative	(5)	(10)	5	50%	(10)	(19)	9	47%
Equity earnings in unconsolidated entities	52	23	29	126%	89	44	45	102%
Segment profit	$186	$221	$(35)	(16)%	$428	$427	$1	—%
Maintenance capital	$33	$42	$9	21%	$66	$76	$10	13%
Segment profit per barrel	$0.45	$0.62	$(0.17)	(27)%	$0.54	$0.61	$(0.07)	(11)%

			Favorable/				Favorable/
	Three Months Ended		(Unfavorable)		Six Months Ended		(Unfavorable)
Average Daily Volumes	June 30,		Variance		June 30,		Variance
(in thousands of barrels per day) (4)	2015	2014	Volumes	%	2015	2014	Volumes	%
Tariff activities
Crude Oil Pipelines
All American	18	38	(20)	(53)%	27	36	(9)	(25)%
Bakken Area Systems (5)	147	145	2	1%	149	138	11	8%
Basin / Mesa / Sunrise	858	714	144	20%	839	729	110	15%
BridgeTex	130	—	130	N/A	107	—	107	N/A
Cactus	62	—	62	N/A	31	—	31	N/A
Capline	169	121	48	40%	161	123	38	31%
Eagle Ford Area Systems (5)	308	209	99	47%	286	199	87	44%
Line 63 / Line 2000	108	106	2	2%	122	116	6	5%
Manito	48	44	4	9%	51	44	7	16%
Mid-Continent Area Systems	355	371	(16)	(4)%	363	349	14	4%
Permian Basin Area Systems	836	759	77	10%	795	759	36	5%
Rainbow	116	108	8	7%	117	114	3	3%
Rangeland	56	65	(9)	(14)%	59	67	(8)	(12)%
Salt Lake City Area Systems (5)	122	130	(8)	(6)%	126	131	(5)	(4)%
South Saskatchewan	61	58	3	5%	63	61	2	3%
White Cliffs	41	24	17	71%	44	24	20	83%
Other	791	734	57	8%	740	692	48	7%
NGL Pipelines
Co-Ed	57	55	2	4%	59	56	3	5%
Other	137	123	14	11%	133	119	14	12%
Tariff activities total	4,420	3,804	616	16%	4,272	3,757	515	14%
Trucking	109	127	(18)	(14)%	115	129	(14)	(11)%
Transportation segment total	4,529	3,931	598	15%	4,387	3,886	501	13%

(1)	Revenues and costs and expenses include intersegment amounts.

(2)	Field operating costs and Segment general and administrative expenses exclude equity-indexed compensation expense, which is presented separately in the table above.

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

Net Operating Revenues and Volumes. As noted in the table above, our total Transportation segment revenues, net of trucking costs, increased for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 and were relatively consistent for the comparative three-month periods, while average daily volumes increased for each of the comparative periods presented. Our Transportation segment results were impacted by the following:

•

North American Crude Oil Production and Related Expansion Projects — Production growth from the development of certain North American crude oil resource plays increased volumes and revenues on our existing pipeline systems over the comparative periods presented. We estimate that the impact of increased throughput and related infrastructure projects, most notably on our Eagle Ford Area Systems and certain pipelines in our Permian Basin Area Systems, and our recently constructed Cactus, Sunrise and Pascagoula pipelines, increased our revenues by $25 million and $45 million, respectively, for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014.

•

Tariff Rates — Revenues on our pipelines are impacted by various tariff rate changes that may occur during the period, which include (i) rate increases or decreases on our intrastate and Canadian pipelines and fees on related system assets, (ii) the indexing of rates on our FERC regulated pipelines or (iii) other negotiated rate changes. We estimate that the net impact of such rate changes on our pipelines increased revenues by $10 million and $30 million for the three and six months ended June 30, 2015, respectively, compared to the three and six months ended June 30, 2014 primarily due to tariff rate increases on certain of our Canadian crude oil pipelines and incremental fees on related system assets, and, to a much lesser extent, the FERC indexing effective July 1, 2014 and rate increases on our intrastate pipelines.

•

Loss Allowance Revenue — As is common in the pipeline transportation industry, our tariffs incorporate a loss allowance factor that is intended to offset losses due to evaporation, measurement and other losses in transit.  We value the variance of allowance volumes to actual losses at the estimated net realizable value (including the impact of gains and losses from derivative-related activities) at the time the variance occurred and the result is recorded as either an increase or decrease to tariff revenues. The loss allowance revenue decreased by $18 million and $27 million, respectively, for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 primarily due to a lower average realized price per barrel, partially offset by higher volumes.

•

Foreign Exchange Impact — We estimate that revenues from our Canadian pipeline systems and trucking operations were unfavorably impacted by $12 million and $23 million for the three and six months ended June 30, 2015, respectively, compared to the three and six months ended June 30, 2014 due to the depreciation of CAD relative to USD.

Additional noteworthy volume and revenue variances for the comparative periods presented included (i) lower volumes and revenues on our All American Pipeline System due to pipeline downtime associated with the Line 901 incident (see Note 10 to our Condensed Consolidated Financial Statements for additional information), (ii) decreased trucking activity due to lower producer volumes and (iii) increased volumes and revenues on the Capline Pipeline System due to higher refinery demand and timing of a refinery turnaround, which occurred in the second quarter of 2014.

Field Operating Costs. Field operating costs (excluding equity-indexed compensation expense) increased during the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 primarily due to the following:

•

Estimated costs of $65 million associated with the Line 901 incident, net of amounts we believe are probable of recovery from insurance. See Note 10 to our Condensed Consolidated Financial Statements for additional information regarding this incident.

•	Higher salary and related expenses and property tax expense primarily associated with the growth and capital expansion in the segment.

The increase in operating costs for the comparative periods was partially offset by favorable foreign exchange impacts of $4 million and $9 million for the three and six months ended June 30, 2015, respectively.

Equity-Indexed Compensation Expense. On a consolidated basis across all segments, equity-indexed compensation expense decreased for the three and six months ended June 30, 2015 compared to the same periods in 2014 primarily due to the impact of the decrease in unit price during each of the 2015 periods compared to the impact of the increase in unit price during the 2014 periods.

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

Equity Earnings in Unconsolidated Entities.  The favorable variance in equity earnings in unconsolidated entities for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 was primarily driven by (i) earnings from our 50% interest in BridgeTex, which we acquired in November 2014, (ii) increased throughput on the White Cliffs pipeline due to an expansion of the pipeline that was placed into service in July 2014 and (iii) increased throughput on the Eagle Ford pipeline as a result of increased crude oil production, as discussed in “Net Operating Revenues and Volumes” above.

Maintenance Capital. Maintenance capital consists of capital expenditures for the replacement of partially or fully depreciated assets in order to maintain the operating and/or earnings capacity of our existing assets. The decrease in maintenance capital for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 was primarily due to a reclassification of certain maintenance capital costs from our Facilities segment during the 2014 period.

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

The following tables set forth our operating results from our Facilities segment for the periods indicated:

			Favorable/				Favorable/
	Three Months Ended		(Unfavorable)		Six Months Ended		(Unfavorable)
Operating Results (1)	June 30,		Variance		June 30,		Variance
(in millions, except per barrel data)	2015	2014	$	%	2015	2014	$	%
Revenues	$269	$277	$(8)	(3)%	$525	$576	$(51)	(9)%
Storage related costs (natural gas related)	(7)	(12)	5	42%	(11)	(38)	27	71%
Field operating costs (2)	(97)	(106)	9	8%	(187)	(204)	17	8%
Equity-indexed compensation expense - operations	(1)	(2)	1	50%	(2)	(2)	—	—%
Segment general and administrative expenses (2) (3)	(17)	(16)	(1)	(6)%	(33)	(29)	(4)	(14)%
Equity-indexed compensation expense - general and administrative	(3)	(7)	4	57%	(7)	(15)	8	53%
Segment profit	$144	$134	$10	7%	$285	$288	$(3)	(1)%
Maintenance capital	$17	$5	$(12)	(240)%	$32	$15	$(17)	(113)%
Segment profit per barrel	$0.38	$0.37	$0.01	3%	$0.38	$0.40	$(0.02)	(5)%

			Favorable/				Favorable/
	Three Months Ended		(Unfavorable)		Six Months Ended		(Unfavorable)
	June 30,		Variance		June 30,		Variance
Volumes (4)	2015	2014	Volumes	%	2015	2014	Volumes	%
Crude oil, refined products and NGL terminalling and storage (average monthly capacity in millions of barrels)	99	94	5	5%	99	95	4	4%
Rail load / unload volumes (average volumes in thousands of barrels per day)	233	224	9	4%	220	227	(7)	(3)%
Natural gas storage (average monthly working capacity in billions of cubic feet)	97	97	—	—%	97	97	—	—%
NGL fractionation (average volumes in thousands of barrels per day)	103	86	17	20%	103	89	14	16%
Facilities segment total (average monthly volumes in millions of barrels) (5)	126	120	6	5%	125	121	4	3%

(1)	Revenues and costs and expenses include intersegment amounts.

(2)	Field operating costs and Segment general and administrative expenses exclude equity-indexed compensation expense, which is presented separately in the table above.

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

Net Operating Revenues and Volumes. As noted in the table above, our Facilities segment revenues, less storage related costs, decreased for the three and six months ended June 30, 2015 compared to the same periods in 2014, while total volumes for each of the comparative periods presented increased slightly. Our Facilities segment results for the comparative periods were impacted by:

•

Rail Terminals — For the three and six months ended June 30, 2015, revenues from our rail activities decreased by $1 million and $10 million, respectively, due to lower rail fees related to the movement of certain volumes of Bakken crude oil, primarily to our St. James rail terminal, partially offset by revenues from our Bakersfield rail terminal that came online in the fourth quarter of 2014.

•

NGL Storage, NGL Fractionation and Canadian Gas Processing Activities — Revenues from our NGL storage, NGL fractionation and Canadian gas processing activities increased by $2 million for the three month comparative periods presented and decreased by $4 million for the six month comparative periods. Both the three and six month periods in 2015 were favorably impacted by higher facility fees at certain of our storage and gas processing facilities, largely offset by unfavorable foreign currency effects of $8 million and $17 million for the three and six month comparative periods, respectively, due to the depreciation of CAD relative to USD. The six month comparative period was further unfavorably impacted by lower physical processing gains during 2015 related to component mix at our fractionation facilities and significantly lower NGL prices. NGL fractionation volumes increased for the 2015 periods due to higher NGL supply volumes from western Canada; however, there was not a corresponding increase in revenue as the impacted facilities charge a fixed monthly fee.

•

Gulf Coast Gas Processing Activities — Revenues from our Gulf Coast gas processing activities decreased by $3 million and $7 million for the three and six months ended June 30, 2015, respectively, compared to the three and six months ended June 30, 2014, primarily due to lower volumes and decreased margins driven by lower commodity prices.

Additional noteworthy variances for the comparative periods presented included (i) lower revenues from our natural gas storage operations due to less favorable market conditions during the 2015 periods and (ii) higher volumes and revenues from our crude oil storage activities primarily resulting from capacity expansions at our St. James and Cushing terminals, partially offset by decreased demand for storage at certain of our California facilities.

Field Operating Costs. Field operating costs (excluding equity-indexed compensation expense) decreased for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 primarily due to a decrease in maintenance and repair costs and lower gas and power costs largely associated with our NGL fractionation and Canadian natural gas processing activities. These decreases were partially offset by higher property taxes and salary and related expenses primarily associated with rail facilities. Favorable foreign exchange effects of $5 million and $9 million for the comparable three and six month periods, respectively, further drove the decrease in field operating costs.

General and Administrative Expenses. The increase in general and administrative expenses (excluding equity-indexed compensation expense) during the six months ended June 30, 2015 over the comparable 2014 period was primarily due to a change in the allocation of shared costs and increased legal fees.

Maintenance Capital. The increase in maintenance capital for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 was primarily due to various tank and facility projects and timing of equipment replacements. The three month comparative period was also impacted by a change in classification in the three months ended June 30, 2014 of certain maintenance capital costs to our Transportation segment.

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

The following tables set forth our operating results from our Supply and Logistics segment for the periods indicated:

			Favorable/				Favorable/
	Three Months Ended		(Unfavorable)		Six Months Ended		(Unfavorable)
Operating Results (1)	June 30,		Variance		June 30,		Variance
(in millions, except per barrel data)	2015	2014	$	%	2015	2014	$	%
Revenues	$6,351	$10,860	$(4,509)	(42)%	$11,984	$22,228	$(10,244)	(46)%
Purchases and related costs (2)	(6,168)	(10,578)	4,410	42%	(11,521)	(21,553)	10,032	47%
Field operating costs (3)	(110)	(112)	2	2%	(227)	(218)	(9)	(4)%
Equity-indexed compensation expense - operations	—	(1)	1	100%	(1)	(2)	1	50%
Segment general and administrative expenses (3) (4)	(27)	(27)	—	—%	(54)	(53)	(1)	(2)%
Equity-indexed compensation expense - general and administrative	(5)	(9)	4	44%	(10)	(20)	10	50%
Segment profit	$41	$133	$(92)	(69)%	$171	$382	$(211)	(55)%
Maintenance capital	$2	$1	$(1)	(100)%	$4	$4	$—	—%
Segment profit per barrel	$0.40	$1.37	$(0.97)	(71)%	$0.79	$1.89	$(1.10)	(58)%

			Favorable/				Favorable/
	Three Months Ended		(Unfavorable)		Six Months Ended		(Unfavorable)
Average Daily Volumes	June 30,		Variance		June 30,		Variance
(in thousands of barrels per day)	2015	2014	Volume	%	2015	2014	Volume	%
Crude oil lease gathering purchases	967	931	36	4%	974	912	62	7%
NGL sales	158	139	19	14%	222	205	17	8%
Supply and Logistics segment total	1,125	1,070	55	5%	1,196	1,117	79	7%

(1)	Revenues and costs include intersegment amounts.

(2)

Purchases and related costs include interest expense (related to hedged inventory purchases) of $2 million and $3 million for the three and six months ended June 30, 2015, respectively, and $5 million and $7 million for the three and six months ended June 30,2014, respectively.

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

The following table presents the range of the NYMEX WTI benchmark price of crude oil during the periods indicated (in dollars per barrel):

	NYMEX WTI
	Crude Oil Price
	Low	High
Three months ended June 30, 2015	$49	$61
Three months ended June 30, 2014	$99	$108

Six months ended June 30, 2015	$43	$61
Six months ended June 30, 2014	$91	$108

Because the commodities that we buy and sell are generally indexed to the same pricing indices for both the sales and purchases, revenues and costs related to purchases will fluctuate with market prices. However, the margins related to those sales and purchases will not necessarily have a corresponding increase or decrease. The absolute amount of our revenues and purchases decreased for the three and six months ended June 30, 2015 due to lower crude oil and NGL prices relative to the comparative 2014 periods.

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

Net Operating Revenues and Volumes. Our Supply and Logistics segment revenues, net of purchases and related costs, decreased for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014. The following summarizes the more significant items in the comparative periods:

•

Crude Oil Operations — Net revenues from our crude oil supply and logistics activities decreased for the three and six months ended June 30, 2015 as compared to the same periods in 2014 primarily due to the compression of certain differentials during the 2015 periods, which resulted in fewer opportunities to capture above-baseline margins as compared to 2014. Such unfavorable results were partially offset by  revenues from opportunities created by the contango market structure during the 2015 periods.

•

NGL Operations — Net revenues from our NGL operations were relatively consistent for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Net revenues increased for the comparative six-month periods, primarily due to higher sales volumes during the end of our 2014-2015 winter heating season, partially offset by increased facility fees.

•

Natural Gas Storage Commercial Optimization — During the first quarter of 2014, our natural gas storage commercial optimization activities were unfavorably impacted by costs incurred to manage deliverability requirements in conjunction with the extended period of severe cold weather. We did not incur similar costs during 2015 and, therefore, we experienced more favorable results from our natural gas storage activities for the six months ended June 30, 2015 as compared to the six-month 2014 period.

•

Impact from Certain Derivative Activities, Net of Inventory Valuation Adjustments — The mark-to-market of certain of our derivative activities impacted our net revenues as shown in the table below for the periods indicated (in millions):

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
	2015	2014	$	%	2015	2014	$	%
Gains/(losses) from certain derivative activities net of inventory valuation adjustments (1)	$(66)	$(15)	$(51)	(340)%	$(159)	$51	$(210)	(412)%

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

•

Long-Term Inventory Costing Adjustment — Our operating results are impacted by changes in the weighted average cost of our crude oil and NGL inventory pools that result from price movements during the periods. Such costing adjustments resulted in a favorable impact of $23 million for the three months ended June 30, 2015 due to price increases during the period; however, the six month 2015 period was unfavorably impacted by $15 million due to price decreases. These costing adjustments related to long-term inventory necessary to meet our minimum inventory requirements in third-party assets and other working inventory that was needed for our commercial operations. We consider this inventory necessary to conduct our operations and we intend to carry this inventory for the foreseeable future.

•

Foreign Exchange — During 2015, there were fluctuations in the value of CAD to USD, resulting in net foreign exchange gains on U.S. denominated net assets within our Canadian operations of $30 million for the six months ended June 30, 2015.

Field Operating Costs. The increase in field operating costs (excluding equity-indexed compensation expense) for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily due to increases in driver salaries and related expenses and trucking costs associated with higher crude oil lease gathering purchases volumes. This increase was partially offset by a reduction in fuel costs due to lower average diesel fuel cost per gallon.

Other Income and Expenses

Depreciation and Amortization

Depreciation and amortization expense increased for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014, primarily due to various internal growth projects completed since June 30, 2014.

Interest Expense

The increase in interest expense for the three and six months ended June 30, 2015 over the three and six months ended June 30, 2014 was primarily due to a higher weighted average debt balance driven by PAA senior notes issuances in April, September and December of 2014 for an aggregate of $2.6 billion.

Income Tax Expense

Income tax expense increased for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily due to higher deferred income tax expense associated with the amortization of our deferred tax asset, an Alberta, Canada provincial tax rate increase of 2% enacted during the 2015 period, as well as higher current income tax expense as a result of increased quarter-over-quarter taxable earnings from our Canadian operations.  The increase was partially offset by a deferred income tax benefit associated with derivative mark-to-market losses in our Canadian operations during the 2015 period.

Income tax expense decreased for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to a deferred income tax benefit associated with derivative mark-to-market losses in our Canadian operations during the 2015 period. This benefit was partially offset by higher deferred income tax expense associated with the amortization of our deferred tax asset, an Alberta, Canada provincial tax rate increase of 2% enacted during the second quarter of 2015, as well as higher current income tax expense resulting from increased year-over-year taxable earnings from our Canadian operations.

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

However, over the last several years the combination of surging North American liquids production, relatively flat liquids production for the rest of the world and relatively modest growth in global liquids demand has led to a supply imbalance, which has further led to a significant and rapid reduction in petroleum prices and compression of basis differentials in a number of locations. While we believe that our business model and asset base have minimal direct exposure to petroleum prices, our performance is influenced by certain differentials and overall North American production levels, which in turn are impacted by major price movements. The meaningful decrease in crude oil prices during the second half of 2014 and first seven months of 2015 have led many producers, including producers that impact North American production levels, to significantly scale back capital programs for the next year or more. While we believe that the large North American resource base remains intact and will be developed, such production will likely take place at a slower pace and previously anticipated peak production levels will likely be reduced. This transitioning crude oil market may present challenges to our business model and asset base and may impact the rate of cash flow and distribution growth that we would have otherwise experienced over the next several years. In addition, increased competition and compressed differentials may drive lower volumes and lower unit margins in parts of our business, including our Supply and Logistics segment.

While we believe that these recent market developments should ultimately slow down crude oil supply growth and contribute toward bringing the markets back to equilibrium, there can be no assurance that such equilibrium will be achieved or that we will not be negatively impacted by declining crude oil supply, unfavorable volatility or challenging capital markets conditions. Additionally, construction of additional infrastructure by us and our competitors will likely continue to reduce existing infrastructure constraints, which could further reduce unit margins in our various segments, and underutilization of midstream assets resulting from continued production declines could have a similar unfavorable impact on volumes and unit margins. Finally, we cannot be certain that our expansion efforts will generate targeted returns or that any future acquisition activities will be successful. See “Risk Factors - Risks Related to PAA’s Business” discussed in Item 1A of our 2014 Annual Report on Form 10-K.

Liquidity and Capital Resources

General

On a consolidated basis, our primary sources of liquidity are (i) cash flow from operating activities, (ii) borrowings under credit facilities or the PAA commercial paper program and (iii) funds received from PAA’s sales of equity and debt securities. Our primary cash requirements include, but are not limited to (i) ordinary course of business uses, such as the payment of amounts related to the purchase of crude oil, NGL and other products and other expenses and interest payments on outstanding debt, (ii) expansion and maintenance activities, (iii) acquisitions of assets or businesses, (iv) repayment of principal on long-term debt and (v) distributions to our Class A shareholders and noncontrolling interests. We generally expect to fund our short-term cash requirements through cash flow generated from operating activities and/or borrowings under the PAA commercial paper program or the credit facilities. In addition, we generally expect to fund our long-term needs, such as those resulting from expansion activities or acquisitions and refinancing long-term debt, through a variety of sources (either separately or in combination), which may include the sources mentioned above as funding for short-term needs and/or the issuance of additional PAA equity or debt securities. As of June 30, 2015, we had a working capital deficit of $529 million and approximately $3.1 billion of liquidity available to meet our ongoing operating, investing and financing needs as noted below (in millions):

As of
June 30, 2015
Availability under PAA senior unsecured revolving credit facility (1)	$1,586
Availability under PAA senior secured hedged inventory facility (1)	1,351
Availability under PAA senior unsecured 364-day revolving credit facility	1,000
Amounts outstanding under PAA commercial paper program	(885)
Subtotal	3,052
Availability under AAP senior secured revolving credit facility	15
Cash and cash equivalents	30
Total	$3,097

(1)

Represents availability prior to giving effect to amounts outstanding under the PAA commercial paper program. Borrowings under the PAA commercial paper program reduce available capacity under the facility.

We believe that we have, and will continue to have, the ability to access the PAA commercial paper program and credit facilities, which we use to meet our short-term cash needs.  We believe that our financial position remains strong and we have sufficient liquidity; however, extended disruptions in the financial markets and/or energy price volatility that adversely affect our business may have a materially adverse effect on our financial condition, results of operations or cash flows. Also, see Item 1A “Risk Factors” of our 2014 Annual Report on Form 10-K for further discussion regarding such risks that may impact our liquidity and capital resources. Usage of the credit facilities, certain of which provide the backstop for the PAA commercial paper program, is subject to ongoing compliance with covenants. As of June 30, 2015, PAA and AAP were in compliance with all such covenants.

Cash Flow from Operating Activities

For a comprehensive discussion of the primary drivers of cash flow from operating activities, including the impact of varying market conditions and the timing of settlement of our derivatives, see “Liquidity and Capital Resources—Cash Flow from Operating Activities” under Item 7 of our 2014 Annual Report on Form 10-K.

Net cash provided by operating activities for the first six months of 2015 and 2014 was $654 million and $954 million, respectively, and primarily resulted from earnings from our operations. Additionally, changes in our inventory levels during these periods are discussed further below, including related impact, if any, to our cash flow from operating activities.

During the six months ended June 30, 2015, we increased the volume of crude oil inventory that we held, primarily as a result of storing such inventory due to contango market conditions. These increases were primarily funded with proceeds received from the seasonal sale of our NGL and natural gas inventory and thus did not significantly impact cash provided by operating activities during the period.

During the first six months of 2014, we decreased the volume of inventory that we held (including margin balances required as part of our hedging activities), primarily due to the sale of NGL and natural gas inventory related to high demand for product used for heating during the extended 2013-2014 winter season. The net proceeds received from liquidation of such inventory were used to repay borrowings under the PAA commercial paper program and favorably impacted cash provided by operating activities.

Acquisitions and Capital Expenditures

In addition to operating needs discussed above, we also use cash for our acquisition activities and capital projects. We have made and will continue to make capital expenditures for acquisitions, expansion capital and maintenance capital.

2015 Capital Projects.  See “—Acquisitions and Capital Projects” for detail of our projected capital expenditures for the year ending December 31, 2015. We expect the majority of funding for our remaining 2015 capital program will be provided by borrowings under the PAA commercial paper program as well as through proceeds received from PAA’s March 2015 underwritten equity offering.

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

PAA Registration Statements.  PAA periodically accesses the capital markets for both equity and debt financing. PAA has filed with the SEC a universal shelf registration statement that, subject to effectiveness at the time of use, allows PAA to issue up to an aggregate of $2.0 billion of debt or equity securities (“Traditional Shelf”). All issuances of PAA equity securities associated with PAA’s continuous offering program, as discussed further below, have been issued pursuant to the Traditional Shelf. At June 30, 2015, PAA had approximately $555 million of unsold securities available under the Traditional Shelf. PAA also has access to a universal shelf registration statement (“WKSI Shelf”), which provides it with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and capital needs. PAA’s March 2015 underwritten equity offering, as discussed further below, was conducted under PAA’s WKSI Shelf.

PAA Continuous Offering Program. During the six months ended June 30, 2015, PAA issued an aggregate of approximately 1.1 million common units under its continuous offering program, generating proceeds of $58 million. The net proceeds from sales were used for general partnership purposes.

Underwritten Offering. In March 2015, PAA completed an underwritten public offering of 21.0 million common units generating net proceeds of approximately $1.0 billion, net of costs associated with the offering. We used a portion of the net proceeds from this offering to repay outstanding borrowings under PAA’s commercial paper program and we used the remaining net proceeds for general partnership purposes, including expenditures for our 2015 capital program.

Credit Agreements, Commercial Paper Program and Indentures. The PAA credit agreements (which impact the ability to access the PAA commercial paper program because they provide the backstop that supports PAA’s short-term credit ratings), the AAP credit agreement and the indentures governing PAA’s senior notes contain cross-default provisions. A default under the credit agreements would permit the lenders to accelerate the maturity of the outstanding debt. As long as PAA and AAP are in compliance with the provisions in the credit agreements, their ability to make distributions of available cash is not restricted. PAA and AAP were in compliance with the covenants contained in the credit agreements and indentures as of June 30, 2015.

During the six months ended June 30, 2015, we had net borrowings under credit agreements and the PAA commercial paper program of $175 million. These net borrowings resulted primarily from funding needs for (i) internal capital projects, (ii) repayment of the PAA $150 million, 5.25% senior notes that matured in June 2015 and (iii) other general partnership purposes.

During the six months ended June 30, 2014, we had net repayments under credit agreements and the PAA commercial paper program of $333 million. The net repayments resulted primarily from cash flow from operating activities, including sales of NGL and natural gas inventory that was liquidated during the periods, as well as cash received from PAA’s debt and equity activities.

In January 2015, PAA entered into a new $1.0 billion, 364-day senior unsecured credit agreement. Borrowings, if any, accrue interest based, at PAA’s election, on either the Eurocurrency Rate or the Base Rate, as defined in the agreement, in each case plus a margin based on PAA’s credit rating at the applicable time.

As mentioned above, in June 2015, PAA’s $150 million, 5.25% senior notes matured and were repaid with cash on hand and proceeds from borrowings under the PAA commercial paper program.

PAA’s $400 million, 3.95% senior notes will mature in September 2015. We intend to use borrowings under the PAA commercial paper program to repay these senior notes when they mature.

Distributions Paid to Our Class A Shareholders and Noncontrolling Interests

Distributions to our Class A shareholders.  We distribute 100% of our available cash within 55 days following the end of each quarter to Class A shareholders of record. Available cash is generally defined as all of our cash and cash equivalents on hand at the end of each quarter less reserves established in the discretion of our general partner for future requirements. On August 14, 2015, we will pay a quarterly distribution of $0.227 per Class A share. This distribution represents a year-over-year distribution increase of approximately 23.8%. See Note 7 to our Condensed Consolidated Financial Statements for details of distributions paid. Also, see Item 5. “Market for Registrant’s Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities—Cash Distribution Policy” included in our 2014 Annual Report on Form 10-K for additional discussion regarding distributions.

Distributions to noncontrolling interests.  Distributions to noncontrolling interests represent amounts paid on interests in consolidated entities that are not owned by us. During the six months ended June 30, 2015 and 2014, we paid distributions of $713 million and $626 million, respectively, to noncontrolling interests.

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

The following table includes our best estimate of the amount and timing of these payments as well as others due under the specified contractual obligations as of June 30, 2015 (in millions):

	Remainder of					2020 and
	2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt, including current maturities and related interest payments (1)	$998	$614	$810	$982	$1,755	$10,605	$15,764
Leases (2)	88	188	170	149	124	547	1,266
Other obligations (3)	325	369	94	42	30	178	1,038
Subtotal	1,411	1,171	1,074	1,173	1,909	11,330	18,068
Crude oil, natural gas, NGL and other purchases (4)	3,747	3,839	2,754	1,814	1,015	2,642	15,811
Total	$5,158	$5,010	$3,828	$2,987	$2,924	$13,972	$33,879

(1)

Includes debt service payments, interest payments due on PAA’s senior notes, interest payments on long-term borrowings outstanding under the AAP credit agreement, the commitment fee on assumed available capacity under the PAA revolving credit facilities and long-term borrowings under the PAA commercial paper program. Although there may be short-term borrowings under the PAA revolving credit facilities and the PAA commercial paper program, we historically repay and borrow at varying amounts. As such, we have included only the maximum commitment fee (as if no short-term borrowings were outstanding on the facilities or the PAA commercial paper program) in the amounts above.

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

(4)

Amounts are primarily based on estimated volumes and market prices based on average activity during June 2015. The actual physical volume purchased and actual settlement prices will vary from the assumptions used in the table. Uncertainties involved in these estimates include levels of production at the wellhead, weather conditions, changes in market prices and other conditions beyond our control.

Letters of Credit.  In connection with supply and logistics activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase of crude oil, NGL and natural gas. Additionally, we issue letters of credit to support insurance programs, derivative transactions and construction activities. At June 30, 2015 and December 31, 2014, we had outstanding letters of credit of approximately $63 million and $87 million, respectively.

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

•	the currency exchange rate of the Canadian dollar;

•	continued creditworthiness of, and performance by, our counterparties, including financial institutions and trading companies with which we do business;

•	maintenance of PAA’s credit rating and ability to receive open credit from suppliers and trade counterparties;

•	weather interference with business operations or project construction, including the impact of extreme weather events or conditions;

•	the availability of, and our ability to consummate, acquisition or combination opportunities;

•

the successful integration and future performance of acquired assets or businesses and the risks associated with operating in lines of business that are distinct and separate from historical operations;

•	increased costs, or lack of availability, of insurance;

•	non-utilization of our assets and facilities;

•	the effectiveness of our risk management activities;

•	shortages or cost increases of supplies, materials or labor;

•	the impact of current and future laws, rulings, governmental regulations, accounting standards and statements, and related interpretations;

•	fluctuations in the debt and equity markets, including the price of PAA’s units at the time of vesting under its long-term incentive plans;

•	risks related to the development and operation of our facilities, including our ability to satisfy our contractual obligations to our customers at our facilities;

•	factors affecting demand for natural gas and natural gas storage services and rates;

•	general economic, market or business conditions and the amplification of other risks caused by volatile financial markets, capital constraints and pervasive liquidity concerns; and

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

The fair value of our commodity derivatives and the change in fair value as of June 30, 2015 that would be expected from a 10% price increase or decrease is shown in the table below (in millions):

		Effect of 10%	Effect of 10%
	Fair Value	Price Increase	Price Decrease
Crude oil	$2	$(19)	$20
Natural gas	(15)	$(1)	$1
NGL and other	98	$(24)	$24
Total fair value	$85

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

Interest Rate Risk

Our use of variable rate debt and any forecasted issuances of fixed rate debt expose us to interest rate risk. Therefore, from time to time we use interest rate derivatives to hedge interest rate risk associated with anticipated interest payments and, in certain cases, outstanding debt instruments. All of PAA’s senior notes are fixed rate notes and thus are not subject to interest rate risk. The majority of our variable rate debt at June 30, 2015, $1.4 billion, is subject to interest rate re-sets, which range from one day to one month. The average interest rate on variable rate debt that was outstanding during the six months ended June 30, 2015 was 1.3%, based upon rates in effect during such period. The fair value of our interest rate derivatives is an asset of $9 million as of June 30, 2015. A 10% increase in the forward LIBOR curve as of June 30, 2015 would result in an increase of $63 million to the fair value of our interest rate derivatives. A 10% decrease in the forward LIBOR curve as of June 30, 2015 would result in a decrease of $63 million to the fair value of our interest rate derivatives. See Note 8 to our Condensed Consolidated Financial Statements for a discussion of our interest rate risk hedging activities.

Currency Exchange Rate Risk

We use foreign currency derivatives to hedge foreign currency exchange rate risk associated with our exposure to fluctuations in the USD-to-CAD exchange rate. Because a significant portion of our Canadian business is conducted in CAD and, at times, a portion of our debt is denominated in CAD, we use certain financial instruments to minimize the risks of unfavorable changes in exchange rates. These instruments include foreign currency exchange contracts, forwards and options. The fair value of our foreign currency derivatives is a liability of $2 million as of June 30, 2015. A 10% increase in the exchange rate (USD-to-CAD) would result in a decrease of $21 million to the fair value of our foreign currency derivatives. A 10% decrease in the exchange rate (USD-to-CAD) would result in an increase of $21 million to the fair value of our foreign currency derivatives. See Note 8 to our Condensed Consolidated Financial Statements for a discussion of our currency exchange rate risk hedging.

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

Applicable SEC rules require an evaluation of the effectiveness of our DCP. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our DCP as of June 30, 2015, the end of the period covered by this report, and, based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our DCP is effective.

Changes in Internal Control over Financial Reporting

In addition to the information concerning our DCP, we are required to disclose certain changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with our IPO and related transactions, the former owners of Plains All American GP LLC (the “Legacy Owners”) acquired the following interests (collectively, the “Stapled Interests”):  (i) AAP units representing an economic limited partner interest in AAP; (ii) general partner units representing a non-economic membership interest in our general partner; and (iii) Class B shares representing a non-economic limited partner interest in us.  The Legacy Owners and any permitted transferees of their Stapled Interests have the right to exchange (the “Exchange Right”) all or a portion of such Stapled Interests for an equivalent number of Class A shares.  In connection with the exercise of the Exchange Right, the Stapled Interests are transferred to us and the applicable Class B shares are canceled.  Although we issue one Class A share for each Stapled Interest that is exchanged, we also receive one AAP unit and one general partner unit.  As a result, the exercise by Legacy Owners of the Exchange Right is not dilutive.  During the three months ended June 30, 2015, certain Legacy Owners or their permitted transferees exercised the Exchange Right, which resulted in the issuance of 1,538,644 Class A shares. The issuance of Class A shares in connection with the exercise of the Exchange Rights was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

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

August 7, 2015

	By:	/s/ Al Swanson
Al Swanson,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

August 7, 2015

	By:	/s/ Chris Herbold
Chris Herbold, Vice President —Accounting and Chief Accounting Officer (Principal Accounting Officer)

August 7, 2015

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

Amendment No. 3 dated May 15, 2015 to the Fourth Amended and Restated Agreement of Limited Partnership of Plains All American Pipeline, L.P. (incorporated by reference to Exhibit 3.1 to PAA’s Current Report on Form 8-K filed May 15, 2015).

3.10	—

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

3.12	—

Amendment No. 1 dated December 31, 2013 to Seventh Amended and Restated Limited Partnership Agreement of Plains AAP, L.P. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed December 31, 2013).

3.13	—	Limited Liability Company Agreement of PAA GP LLC dated December 28, 2007 (incorporated by reference to Exhibit 3.3 to PAA’s Current Report on Form 8-K filed January 4, 2008).

4.1	—

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

4.4	—

Ninth Supplemental Indenture (Series A and Series B 6.125% Senior Notes due 2017) dated October 30, 2006 among Plains All American Pipeline, L.P., PAA Finance Corp., the Subsidiary Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to PAA’s Current Report on Form 8-K filed October 30, 2006).

4.5	—

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

4.7	—

Fifteenth Supplemental Indenture (8.75% Senior Notes due 2019) dated April 20, 2009 among Plains All American Pipeline, L.P., PAA Finance Corp., the Subsidiary Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to PAA’s Current Report on Form 8-K filed April 20, 2009).

4.8	—

Seventeenth Supplemental Indenture (5.75% Senior Notes due 2020) dated September 4, 2009 among Plains All American Pipeline, L.P., PAA Finance Corp., the Subsidiary Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to PAA’s Current Report on Form 8-K filed September 4, 2009).

4.9	—

Eighteenth Supplemental Indenture (3.95% Senior Notes due 2015) dated July 14, 2010 among Plains All American Pipeline, L.P., PAA Finance Corp., the Subsidiary Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to PAA’s Current Report on Form 8-K filed July 13, 2010).

4.10	—

Nineteenth Supplemental Indenture (5.00% Senior Notes due 2021) dated January 14, 2011 among Plains All American Pipeline, L.P., PAA Finance Corp., the Subsidiary Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to PAA’s Current Report on Form 8-K filed January 11, 2011).

4.11	—

Twentieth Supplemental Indenture (3.65% Senior Notes due 2022) dated March 22, 2012 among Plains All American Pipeline, L.P., PAA Finance Corp and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to PAA’s Current Report on Form 8-K filed March 26, 2012).

4.12	—

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

4.14	—

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

4.16	—

Twenty-Fifth Supplemental Indenture (4.70% Senior Notes due 2044) dated April 23, 2014, by and among Plains All American Pipeline, L.P., PAA Finance Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed April 29, 2014).

4.17	—

Twenty-Sixth Supplemental Indenture (3.60% Senior Notes due 2024) dated September 9, 2014, by and among Plains All American Pipeline, L.P., PAA Finance Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed September 11, 2014).

4.18	—

Twenty-Seventh Supplemental Indenture (2.60% Senior Notes due 2019) dated December 9, 2014, by and among Plains All American Pipeline, L.P., PAA Finance Corp., and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed December 11, 2014).

4.19	—

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

4.21	—

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

†Filed herewith.

††Furnished herewith.