Form 10-Q
period 2016-09-30
PLAINS GP HOLDINGS LP
filed 2016-11-08
CIK 1581990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________________________________________

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-36132
 ______________________________________________________________________
PLAINS GP HOLDINGS, L.P.
(Exact name of registrant as specified in its charter)

Delaware	90-1005472
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

333 Clay Street, Suite 1600, Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

(713) 646-4100
(Registrant’s telephone number, including area code)
 ______________________________________________________________________

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

As of November 1, 2016, there were 268,352,408 Class A Shares outstanding.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.     UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$34	$30
Trade accounts receivable and other receivables, net	1,946	1,785
Inventory	1,258	916
Other current assets	538	241
Total current assets	3,776	2,972

PROPERTY AND EQUIPMENT	16,144	15,695
Accumulated depreciation	(2,315)	(2,202)
Property and equipment, net	13,829	13,493

OTHER ASSETS
Goodwill	2,353	2,405
Investments in unconsolidated entities	2,216	2,027
Deferred tax asset	1,886	1,835
Linefill and base gas	899	898
Long-term inventory	146	129
Other long-term assets, net	306	383
Total assets	$25,411	$24,142

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,281	$2,040
Short-term debt	1,384	999
Other current liabilities	414	370
Total current liabilities	4,079	3,409

LONG-TERM LIABILITIES
Senior notes, net of unamortized discounts and debt issuance costs	9,130	9,698
Other long-term debt, net of unamortized debt issuance costs	1,106	1,234
Other long-term liabilities and deferred credits	722	567
Total long-term liabilities	10,958	11,499

COMMITMENTS AND CONTINGENCIES (NOTE 12)

PARTNERS’ CAPITAL
Class A Shareholders (268,352,408 and 229,278,980 shares outstanding, respectively)	1,768	1,762
Noncontrolling interests	8,606	7,472
Total partners’ capital	10,374	9,234
Total liabilities and partners’ capital	$25,411	$24,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
REVENUES
Supply and Logistics segment revenues	$4,876	$5,247	$13,344	$17,225
Transportation segment revenues	159	172	482	538
Facilities segment revenues	135	132	405	393
Total revenues	5,170	5,551	14,231	18,156

COSTS AND EXPENSES
Purchases and related costs	4,429	4,701	12,000	15,591
Field operating costs	289	348	893	1,111
General and administrative expenses	71	60	212	219
Depreciation and amortization	33	108	352	320
Total costs and expenses	4,822	5,217	13,457	17,241

OPERATING INCOME	348	334	774	915

OTHER INCOME/(EXPENSE)
Equity earnings in unconsolidated entities	46	45	133	134
Interest expense (net of capitalized interest of $11, $14, $37 and $42, respectively)	(116)	(112)	(349)	(329)
Other income/(expense), net	17	(4)	46	(7)

INCOME BEFORE TAX	295	263	604	713
Current income tax expense	(4)	(11)	(45)	(72)
Deferred income tax expense	(12)	(24)	(21)	(48)

NET INCOME	279	228	538	593
Net income attributable to noncontrolling interests	(255)	(196)	(436)	(500)
NET INCOME ATTRIBUTABLE TO PAGP	$24	$32	$102	$93

BASIC NET INCOME PER CLASS A SHARE	$0.09	$0.14	$0.39	$0.42

DILUTED NET INCOME PER CLASS A SHARE	$0.09	$0.14	$0.38	$0.42

BASIC WEIGHTED AVERAGE CLASS A SHARES OUTSTANDING	268	225	263	220

DILUTED WEIGHTED AVERAGE CLASS A SHARES OUTSTANDING	268	225	629	220

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Net income	$279	$228	$538	$593
Other comprehensive loss	(45)	(311)	—	(518)
Comprehensive income/(loss)	234	(83)	538	75
Comprehensive (income)/loss attributable to noncontrolling interests	(210)	113	(436)	14
Comprehensive income attributable to PAGP	$24	$30	$102	$89

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
(in millions)

	Derivative Instruments	Translation Adjustments	Total
		(unaudited)
Balance at December 31, 2015	$(203)	$(878)	$(1,081)

Reclassification adjustments	7	—	7
Deferred loss on cash flow hedges	(178)	—	(178)
Currency translation adjustments	—	171	171
Total period activity	(171)	171	—
Balance at September 30, 2016	$(374)	$(707)	$(1,081)

	Derivative Instruments	Translation Adjustments	Total
		(unaudited)
Balance at December 31, 2014	$(159)	$(308)	$(467)

Reclassification adjustments	(21)	—	(21)
Deferred loss on cash flow hedges	(28)	—	(28)
Currency translation adjustments	—	(469)	(469)
Total period activity	(49)	(469)	(518)
Balance at September 30, 2015	$(208)	$(777)	$(985)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30,
	2016	2015
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$538	$593
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	352	320
Equity-indexed compensation expense	40	27
Inventory valuation adjustments	3	25
Deferred income tax expense	21	48
(Gain)/loss on foreign currency revaluation	1	(20)
Settlement of terminated interest rate hedging instruments	(50)	(48)
Change in fair value of Preferred Distribution Rate Reset Option (Note 9)	(42)	—
Equity earnings in unconsolidated entities	(133)	(134)
Distributions from unconsolidated entities	151	159
Other	13	(5)
Changes in assets and liabilities, net of acquisitions	(264)	248
Net cash provided by operating activities	630	1,213

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in connection with acquisitions, net of cash acquired	(282)	(104)
Investments in unconsolidated entities	(171)	(213)
Additions to property, equipment and other	(1,030)	(1,617)
Cash paid for purchases of linefill and base gas	(7)	(131)
Proceeds from sales of assets	638	4
Other investing activities	(2)	(8)
Net cash used in investing activities	(854)	(2,069)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings/(repayments) under PAA commercial paper program (Note 7)	(617)	151
Net borrowings under PAA senior secured hedged inventory facility (Note 7)	424	—
Net borrowings under AAP senior secured revolving credit facility (Note 7)	44	(27)
Proceeds from AAP term loan	—	50
Proceeds from the issuance of PAA senior notes	—	998
Repayments of PAA senior notes (Note 7)	(175)	(549)
Net proceeds from the sale of Series A preferred units by a subsidiary (Note 8)	1,569	—
Net proceeds from the sale of common units by a subsidiary (Note 8)	283	1,099
Distributions paid to Class A shareholders (Note 8)	(179)	(143)
Distributions paid to noncontrolling interests (Note 8)	(1,112)	(1,086)
Other financing activities	(13)	(13)
Net cash provided by financing activities	224	480

Effect of translation adjustment on cash	4	(3)

Net increase/(decrease) in cash and cash equivalents	4	(379)
Cash and cash equivalents, beginning of period	30	404
Cash and cash equivalents, end of period	$34	$25

Cash paid for:
Interest, net of amounts capitalized	$323	$295
Income taxes, net of amounts refunded	$78	$43

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(in millions)

	Class A Shareholders	Noncontrolling Interests	Total Partners’ Capital
	(unaudited)
Balance at December 31, 2015	$1,762	$7,472	$9,234
Net income	102	436	538
Cash distributions to partners	(179)	(1,112)	(1,291)
Deferred tax asset	102	—	102
Change in ownership interest in connection with Exchange Right exercises (Note 8)	(17)	17	—
Sale of Series A preferred units by a subsidiary	—	1,509	1,509
Sale of common units by a subsidiary	—	283	283
Other	(2)	1	(1)
Balance at September 30, 2016	$1,768	$8,606	$10,374

	Class A Shareholders	Noncontrolling Interests	Total Partners’ Capital
	(unaudited)
Balance at December 31, 2014	$1,657	$7,724	$9,381
Net income	93	500	593
Cash distributions to partners	(143)	(1,086)	(1,229)
Deferred tax asset	198	—	198
Change in ownership interest in connection with Exchange Right exercises	(4)	4	—
Sale of common units by a subsidiary	—	1,099	1,099
Other comprehensive loss	(4)	(514)	(518)
Other	—	2	2
Balance at September 30, 2015	$1,797	$7,729	$9,526

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

As of September 30, 2016, our sole assets consisted of (i) a 100% managing member interest in Plains All American GP LLC (“GP LLC”) and (ii) an approximate 42% limited partner interest in Plains AAP, L.P. (“AAP”) through our ownership of 268,352,408 Class A units of AAP (“AAP units”). GP LLC is a Delaware limited liability company that holds the general partner interest in AAP. AAP is a Delaware limited partnership that directly owns all of PAA’s IDRs and indirectly owns the 2% general partner interest in PAA. AAP is the sole member of PAA GP LLC (“PAA GP”), a Delaware limited liability company that directly holds the 2% general partner interest in PAA. PAA GP Holdings LLC (“GP Holdings”), a Delaware limited liability company, is our general partner.

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

PAA is a publicly traded master limited partnership that owns and operates midstream energy infrastructure and provides logistics services for crude oil, natural gas liquids (“NGL”), natural gas and refined products. PAA owns an extensive network of pipeline transportation, terminalling, storage and gathering assets in key crude oil and NGL producing basins and transportation corridors and at major market hubs in the United States and Canada. Our business activities are conducted through three operating segments: Transportation, Facilities and Supply and Logistics. See Note 13 for further discussion of our operating segments.

Simplification Agreement

On July 11, 2016, PAGP, PAA, AAP, PAA GP, GP LLC and GP Holdings entered into a Simplification Agreement pursuant to which, upon closing, in exchange for the issuance by PAA to AAP of approximately 245.5 million common units representing limited partner interests in PAA and the assumption by PAA of AAP’s outstanding debt, AAP will contribute the IDRs to PAA and PAA GP’s 2% economic general partner interest in PAA will be converted into a non-economic general partner interest in PAA. Following the closing of the transactions contemplated by the Simplification Agreement, which is expected to occur on November 15, 2016, both PAGP and PAA will continue to be publicly traded. See Note 15 for further discussion of this transaction.

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

With the exception of a deferred tax asset of $1,886 million and $1,835 million as of September 30, 2016 and December 31, 2015, respectively, substantially all assets and liabilities presented on PAGP’s consolidated balance sheet are those of the consolidated VIEs above. Only the assets of each respective VIE can be used to settle the obligations of that individual VIE, and the creditors of each/either of those VIEs do not have recourse against the general credit of PAGP. PAGP did not provide any financial support to PAA or AAP during the nine months ended September 30, 2016 or during the year ended December 31, 2015. Amounts associated with the interests in these entities not owned by us are reflected in our results of operations as net income attributable to noncontrolling interests and on our balance sheet in the partners’ capital section as noncontrolling interests.

The financial statements have been prepared in accordance with the instructions for interim reporting as set forth by the SEC. All adjustments (consisting only of normal recurring adjustments) that in the opinion of management were necessary for a fair statement of the results for the interim periods have been reflected. All significant intercompany transactions have been eliminated in consolidation, and certain reclassifications have been made to information from previous years to conform to the current presentation. Such reclassifications include $2 million and $7 million reclassified from “Depreciation and amortization” to “Interest expense, net” in our accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015, respectively, due to the retrospective application of revised debt issuance costs guidance issued by the FASB, which we adopted during the fourth quarter of 2015. These reclassifications do not affect net income attributable to PAGP. The condensed consolidated balance sheet data as of December 31, 2015 was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and nine months ended September 30, 2016 should not be taken as indicative of results to be expected for the entire year.

Subsequent events have been evaluated through the financial statements issuance date and have been included in the following footnotes where applicable.

Note 2—Recent Accounting Pronouncements

Except as discussed below and in our 2015 Annual Report on Form 10-K, there have been no new accounting pronouncements that have become effective or have been issued during the nine months ended September 30, 2016 that are of significance or potential significance to us.

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

In February 2016, the FASB issued guidance that revises the current accounting model for leases. The most significant changes are the clarification of the definition of a lease and required lessee recognition on the balance sheet of lease assets and liabilities with lease terms of more than 12 months, including extensive quantitative and qualitative disclosures. This guidance will become effective for interim and annual periods beginning after December 15, 2018, with a modified retrospective application required. Early adoption is permitted, including adoption in an interim period. We expect to adopt this guidance on January 1, 2019. We are currently evaluating the effect that adopting this guidance will have on our financial position, results of operations and cash flows. Although our evaluation is ongoing, we do expect that the adoption will impact our financial statements as the standard requires the recognition on the balance sheet of a right of use asset and corresponding lease liability. We are currently analyzing our contracts to determine whether they contain a lease under the revised guidance and have not quantified the amount of the asset and liability that will be recognized on our consolidated balance sheet.

In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification of certain related payments on the statement of cash flows. This guidance will become effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. We expect to adopt this guidance on January 1, 2017, and do not anticipate that our adoption will have a material impact on our financial position, results of operations or cash flows.

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

In August 2016, the FASB issued guidance relating to the classification and presentation of eight specific cash flow issues. This guidance will become effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We plan to early adopt this guidance during the fourth quarter of 2016, and we do not currently expect that our adoption will impact our statement of cash flows.

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

For the three months ended September 30, 2016 and the three and nine months ended September 30, 2015, the possible exchange of certain AAP Management Units and the exchange of certain AAP units would not have had a dilutive effect on basic net income per Class A share. For the nine months ended September 30, 2016, the possible exchange of certain AAP Management Units would not have had a dilutive effect on basic net income per Class A share.  The following table sets forth the computation of basic and diluted net income per Class A share (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic Net Income per Class A Share
Net income attributable to PAGP	$24	$32	$102	$93
Basic weighted average Class A shares outstanding	268	225	263	220

Basic net income per Class A share	$0.09	$0.14	$0.39	$0.42

Diluted Net Income per Class A Share
Net income attributable to PAGP	$24	$32	$102	$93
Incremental net income attributable to PAGP resulting from assumed exchange of AAP units and AAP Management Units	—	—	138	—
Net income attributable to PAGP including incremental net income from assumed exchange of AAP units and AAP Management Units	$24	$32	$240	$93

Basic weighted average Class A shares outstanding	268	225	263	220
Dilutive shares resulting from assumed exchange of AAP units and AAP Management Units	—	—	366	—
Diluted weighted average Class A shares outstanding	268	225	629	220

Diluted net income per Class A share	$0.09	$0.14	$0.38	$0.42

Note 4—Accounts Receivable, Net

Our accounts receivable are primarily from purchasers and shippers of crude oil and, to a lesser extent, purchasers of NGL and natural gas. To mitigate credit risk related to our accounts receivable, we utilize a rigorous credit review process. We closely monitor market conditions to make a determination with respect to the amount, if any, of open credit to be extended to any given customer and the form and amount of financial performance assurances we require. Such financial assurances are commonly provided to us in the form of advance cash payments, standby letters of credit or parental guarantees. As of September 30, 2016 and December 31, 2015, we had received $62 million and $88 million, respectively, of advance cash payments from third parties to mitigate credit risk. We also received $103 million and $36 million as of September 30, 2016 and December 31, 2015, respectively, of standby letters of credit to support obligations due from third parties, a portion of which applies to future business. Additionally, in an effort to mitigate credit risk, a significant portion of our transactions with counterparties are settled on a net-cash basis. Furthermore, we also enter into netting agreements (contractual agreements that allow us to offset receivables and payables with those counterparties against each other on our balance sheet) for a majority of such arrangements.

We review all outstanding accounts receivable balances on a monthly basis and record a reserve for amounts that we expect will not be fully recovered. We do not apply actual balances against the reserve until we have exhausted substantially all collection efforts. At September 30, 2016 and December 31, 2015, substantially all of our trade accounts receivable (net of allowance for doubtful accounts) were less than 30 days past their scheduled invoice date. Our allowance for doubtful accounts receivable totaled $3 million and $4 million at September 30, 2016 and December 31, 2015, respectively. Although we consider our allowance for doubtful accounts receivable to be adequate, actual amounts could vary significantly from estimated amounts.

Note 5—Inventory, Linefill and Base Gas and Long-term Inventory

Inventory, linefill and base gas and long-term inventory consisted of the following (barrels and natural gas volumes in thousands and carrying value in millions):

	September 30, 2016				December 31, 2015
	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)
Inventory
Crude oil	20,494	barrels	$879	$42.89	16,345	barrels	$608	$37.20
NGL	21,087	barrels	321	$15.22	13,907	barrels	218	$15.68
Natural gas	15,116	Mcf	32	$2.12	22,080	Mcf	53	$2.40
Other	N/A		26	N/A	N/A		37	N/A
Inventory subtotal			1,258				916

Linefill and base gas
Crude oil	12,215	barrels	712	$58.29	12,298	barrels	713	$57.98
NGL	1,490	barrels	46	$30.87	1,348	barrels	44	$32.64
Natural gas	30,812	Mcf	141	$4.58	30,812	Mcf	141	$4.58
Linefill and base gas subtotal			899				898

Long-term inventory
Crude oil	3,428	barrels	124	$36.17	3,417	barrels	106	$31.02
NGL	1,418	barrels	22	$15.51	1,652	barrels	23	$13.92
Long-term inventory subtotal			146				129

Total			$2,303				$1,943
___________________________________________

(1)
Price per unit of measure is comprised of a weighted average associated with various grades, qualities and locations. Accordingly, these prices may not coincide with any published benchmarks for such products.

Note 6—Goodwill

Goodwill by segment and changes in goodwill is reflected in the following table (in millions):

	Transportation	Facilities	Supply and Logistics	Total
Balance at December 31, 2015	$815	$1,087	$503	$2,405
Foreign currency translation adjustments	12	5	2	19
Dispositions and reclassifications to assets held for sale	(15)	(56)	—	(71)
Balance at September 30, 2016	$812	$1,036	$505	$2,353

We completed our annual goodwill impairment test as of June 30, 2016 and determined that there was no impairment of goodwill.

Note 7—Debt

Debt consisted of the following (in millions):

	September 30, 2016	December 31, 2015
SHORT-TERM DEBT
PAA commercial paper notes, bearing a weighted-average interest rate of 1.3% and 1.1%, respectively (1)	$256	$696
PAA senior secured hedged inventory facility, bearing a weighted-average interest rate of 1.5% and 1.4%, respectively (1)	725	300
PAA senior notes:
6.13% senior notes due January 2017	400	—
Other	3	3
Total short-term debt	1,384	999

LONG-TERM DEBT
PAA senior notes, net of unamortized discounts and debt issuance costs of $70 and $77, respectively	9,130	9,698
Other long-term debt:
PAA commercial paper notes, bearing a weighted-average interest rate of 1.3% and 1.1%, respectively (2)	500	672
AAP term loan, bearing a weighted-average interest rate of 2.2% and 2.0%, respectively	550	550
AAP senior secured revolving credit facility, bearing a weighted-average interest rate of 2.1% and 2.0%, respectively	53	9
Unamortized debt issuance costs	(1)	(2)
Other	4	5
Total long-term debt	10,236	10,932
Total debt (3)	$11,620	$11,931
___________________________________________

(1)
We classified these PAA commercial paper notes and credit facility borrowings as short-term as of September 30, 2016 and December 31, 2015, as these notes and borrowings were primarily designated as working capital borrowings, were required to be repaid within one year and were primarily for hedged NGL and crude oil inventory and NYMEX and ICE margin deposits.

(2)
As of September 30, 2016 and December 31, 2015, we classified a portion of our commercial paper notes as long-term based on our ability and intent to refinance such amounts on a long-term basis under our credit facilities.

(3)
PAA’s fixed-rate senior notes (including current maturities) had a face value of approximately $9.6 billion and $9.8 billion as of September 30, 2016 and December 31, 2015, respectively. We estimated the aggregate fair value of these notes as of September 30, 2016 and December 31, 2015 to be approximately $9.7 billion and $8.6 billion, respectively. PAA’s fixed-rate senior notes are traded among institutions, and these trades are routinely published by a reporting service. Our determination of fair value is based on reported trading activity near the end of the reporting period. We estimate that the carrying value of outstanding borrowings under the credit agreements and the PAA commercial paper program approximates fair value as interest rates reflect current market rates. The fair value estimates for the PAA senior notes, the credit agreements and the PAA commercial paper program are based upon observable market data and are classified in Level 2 of the fair value hierarchy.

Credit Facilities

In August 2016, PAA extended the maturity dates of its senior unsecured revolving credit facility, senior secured hedged inventory facility and 364-day credit facility to August 2021, August 2019 and August 2017, respectively.

Borrowings and Repayments

Total borrowings under the credit agreements and the PAA commercial paper program for the nine months ended September 30, 2016 and 2015 were approximately $41.4 billion and $37.1 billion, respectively. Total repayments under the credit agreements and the PAA commercial paper program were approximately $41.6 billion and $36.9 billion for the nine months ended September 30, 2016 and 2015, respectively. The variance in total gross borrowings and repayments is impacted by various business and financial factors including, but not limited to, the timing, average term and method of general partnership borrowing activities.

Letters of Credit

In connection with our supply and logistics activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase of crude oil, NGL and natural gas. Additionally, we issue letters of credit to support insurance programs, derivative transactions and construction activities. At September 30, 2016 and December 31, 2015, we had outstanding letters of credit of $47 million and $46 million, respectively.

Senior Notes Repayments

PAA's $175 million, 5.88% senior notes were repaid in August 2016. We utilized cash on hand and available capacity under PAA's commercial paper program and credit facilities to repay these notes.

Note 8—Partners’ Capital and Distributions

Exchange Rights

Holders of AAP units and their permitted transferees each have the right to exchange all or a portion of their AAP units for Class A shares at an exchange ratio of one Class A share for each AAP unit exchanged (referred to herein as the “Exchange Right”). This Exchange Right may be exercised only if, simultaneously therewith, an equal number of Class B shares and general partner units are transferred by the exercising party to us. Additionally, a holder of vested AAP Management Units is entitled to convert his or her AAP Management Units into AAP units and a like number of our Class B shares based on a conversion ratio of 0.941 AAP units for each AAP Management Unit. Following any such conversion, the holder will have the Exchange Right for our Class A shares. Holders of AAP Management Units who convert such units into AAP units and our Class B shares will not receive general partner units and thus will not need to include any general partner units in a transfer or the exercise of their Exchange Right. See Note 15 to our Consolidated Financial Statements included in Part IV of our 2015 Annual Report on Form 10-K for more information regarding AAP Management Units.

During the nine months ended September 30, 2016, certain holders of AAP units and their permitted transferees exercised their Exchange Right, which resulted in the exchange of AAP units, general partner units and our Class B shares for our Class A shares. Additionally, during the nine months ended September 30, 2016, certain holders of AAP Management Units converted an aggregate of 38,446,238 AAP Management Units into AAP units and our Class B shares based on the conversion ratio in effect at the time of each conversion. Certain of those unitholders subsequently exercised their Exchange Right for our Class A shares. The impact on our Class A shares and Class B shares outstanding of the AAP Management Unit conversions and Exchange Right exercises that occurred during the nine months ended September 30, 2016 is reflected in the table below.

Shares Outstanding

The following tables present the activity for our Class A shares and Class B shares:

	Class B Shares	Class A Shares
Outstanding at December 31, 2015	376,771,593	229,278,980
Shares issued in connection with conversion of AAP Management Units	36,130,927	—
Shares (exchanged)/issued in connection with Exchange Right exercises	(39,052,628)	39,052,628
Shares issued in connection with PAGP LTIP award vestings	—	20,800
Outstanding at September 30, 2016	373,849,892	268,352,408

	Class B Shares	Class A Shares
Outstanding at December 31, 2014	399,096,499	206,933,274
Shares (exchanged)/issued in connection with Exchange Right exercises	(20,250,884)	20,250,884
Shares issued in connection with PAGP LTIP award vestings	—	20,800
Outstanding at September 30, 2015	378,845,615	227,204,958

Distributions

The following table details the distributions paid to our Class A shareholders during or pertaining to the first nine months of 2016 (in millions, except per share data):

Distribution Date	Distributions to Class A Shareholders	Distributions per Class A Share
November 14, 2016 (1)	$55	$0.2065
August 12, 2016	$62	$0.2310
May 13, 2016	$62	$0.2310
February 12, 2016	$55	$0.2310
___________________________________________

(1)	Payable to shareholders of record at the close of business on October 31, 2016 for the period July 1, 2016 through September 30, 2016.

Consolidated Subsidiaries

Noncontrolling Interests in Subsidiaries

As of September 30, 2016, noncontrolling interests in our subsidiaries consisted of (i) a 98% limited partner interest in PAA, (ii) an approximate 58% limited partner interest in AAP that consists of Class A units and AAP Management Units (a profits interest) and (iii) a 25% interest in SLC Pipeline LLC.

Subsidiary Equity Offerings

PAA Preferred Unit Offering. On January 28, 2016 (the "Issuance Date"), PAA completed the private placement of approximately 61.0 million Series A preferred units representing limited partner interests in PAA, for a cash purchase price of $26.25 per unit.

The PAA Series A preferred units are a new class of equity security in PAA that ranks senior to all classes or series of equity securities in PAA with respect to distribution rights and rights upon liquidation. The holders of the PAA Series A preferred units receive cumulative quarterly distributions, subject to customary antidilution adjustments, equal to $0.525 per unit ($2.10 per unit annualized). With respect to any quarter ending on or prior to December 31, 2017 (the “Initial Distribution Period”), PAA may elect to pay distributions on the PAA Series A preferred units in additional preferred units, in cash or a combination of both. With respect to any quarter ending after the Initial Distribution Period, PAA must pay distributions on the PAA Series A preferred units in cash.

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

PAA Continuous Offering Program. During the nine months ended September 30, 2016, PAA issued an aggregate of approximately 9.9 million common units under its continuous offering program, generating proceeds of $283 million, net of $2 million of commissions paid to sales agents.

Subsidiary Distributions

PAA Cash Distributions. The following table details the distributions to PAA’s partners paid in cash during or pertaining to the first nine months of 2016, net of reductions in AAP’s incentive distributions (in millions, except per unit data):

	Distributions			Distributions per common unit
Distribution Date	Common Unitholders	AAP	Total
November 14, 2016 (1)	$227	$101	$328	$0.55
August 12, 2016	$278	$155	$433	$0.70
May 13, 2016	$278	$155	$433	$0.70
February 12, 2016	$278	$155	$433	$0.70
___________________________________________

(1)	Payable to unitholders of record at the close of business on October 31, 2016 for the period July 1, 2016 through September 30, 2016.

PAA In-Kind Distributions. On May 13, 2016, PAA issued 858,439 additional Series A preferred units in lieu of a cash distribution of $23 million. Such distribution was issued to PAA’s Series A preferred unitholders of record as of April 29, 2016 and was prorated for the period beginning on January 28, 2016, the issuance date of the PAA Series A preferred units, through March 31, 2016. On August 12, 2016, PAA issued 1,237,765 additional Series A preferred units in lieu of a cash distribution of $33 million. On November 14, 2016, PAA will issue 1,262,522 additional Series A preferred units in lieu of a cash distribution of $33 million.

AAP Distributions. The following table details the distributions paid to AAP’s partners during or pertaining to the first nine months of 2016 from distributions received from PAA (in millions):

					Distributions to AAP’s Partners
Distribution Date	Available Cash Before Reserves		Cash Reserves		Total	Noncontrolling Interests	PAGP
November 14, 2016 (1)	$134	(2)	$—	(3)	$134	$79	$55
August 12, 2016	$155		$(4)		$151	$89	$62
May 13, 2016	$155		$(5)		$150	$89	$61
February 12, 2016	$155		$(4)		$151	$96	$55
___________________________________________

(1)	Payable to unitholders of record at the close of business on October 31, 2016 for the period July 1, 2016 through September 30, 2016.

(2)
Includes $33 million that will be borrowed under the AAP senior secured revolving credit facility. AAP agreed to borrow funds under its credit agreement as necessary to make a special true-up distribution to its partners that, when added to the distributions to be paid to AAP in respect of its 2% general partner interest in PAA and the IDRs, equals the total distribution its partners would have received if the closing of the Simplification Transactions had occurred immediately prior to the record date for the third quarter distribution.

(3)
The amount of the distribution to be paid to AAP's partners assumes that the Simplification Transactions had closed as of the date of record for the third quarter distribution. As part of the Simplification Transactions, AAP's expenses will be paid by PAA. Therefore, no cash will be reserved from this distribution for future expenses of AAP.

     Other Distributions. During the nine months ended September 30, 2016, distributions of $3 million were paid to noncontrolling interests in SLC Pipeline LLC.

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

Commodity Purchases and Sales — In the normal course of our operations, we purchase and sell commodities. We use derivatives to manage the associated risks and to optimize profits. As of September 30, 2016, net derivative positions related to these activities included:

•	A net long position of 4.4 million barrels associated with our crude oil purchases, which was unwound ratably during October 2016 to match monthly average pricing.

•	A net short time spread position of 3.1 million barrels, which hedges a portion of our anticipated crude oil lease gathering purchases through December 2017.

•	A crude oil grade spread position of 16.0 million barrels through December 2019. These derivatives allow us to lock in grade basis differentials.

•	A net short position of 12.9 Bcf through July 2017 related to anticipated sales of natural gas inventory.

•	A net short position of 34.7 million barrels through December 2019 related to anticipated net sales of our crude oil and NGL inventory.

Pipeline Loss Allowance Oil — As is common in the pipeline transportation industry, our tariffs incorporate a loss allowance factor that is intended to, among other things, offset losses due to evaporation, measurement and other losses in transit. We utilize derivative instruments to hedge a portion of the anticipated sales of the loss allowance oil that is to be collected under our tariffs. As of September 30, 2016, our PLA hedges included a long call option position of 1.1 million barrels through December 2018.

Natural Gas Processing/NGL Fractionation — We purchase natural gas for processing and operational needs. Additionally, we purchase NGL mix for fractionation and sell the resulting individual specification products (including ethane, propane, butane and condensate). In conjunction with these activities, we hedge the price risk associated with the purchase of the natural gas and the subsequent sale of the individual specification products. As of September 30, 2016, we had a long natural gas position of 31.6 Bcf of which 27.7 Bcf hedges our natural gas processing needs through December 2017. The remaining 3.9 Bcf of our natural gas position hedges natural gas required for operational needs through December 2018. We also had a short propane position of 5.1 million barrels through December 2017, a short butane position of 1.6 million barrels through December 2017 and a short WTI position of 0.7 million barrels through December 2017. In addition, we had a long power position of 0.4 million megawatt hours, which hedges a portion of our power supply requirements at our Canadian natural gas processing and fractionation plants through December 2018.

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

Interest Rate Risk Hedging

We use interest rate derivatives to hedge interest rate risk associated with anticipated and outstanding interest payments occurring as a result of debt issuances. The derivative instruments we use to manage this risk consist of forward starting interest rate swaps and treasury locks. As of September 30, 2016, AOCI includes deferred losses of $353 million that relate to open and terminated interest rate derivatives that were designated as cash flow hedges. The majority of the terminated interest rate derivatives were cash-settled in connection with the issuance or refinancing of debt agreements. The deferred loss related to these instruments is being amortized to interest expense over the terms of the hedged debt instruments.

We have entered into forward starting interest rate swaps to hedge the underlying benchmark interest rate related to forecasted interest payments through 2049. The following table summarizes the terms of our forward starting interest rate swaps as of September 30, 2016 (notional amounts in millions):

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

As of September 30, 2016, our outstanding foreign currency derivatives include derivatives we use to hedge currency exchange risk (i) associated with USD-denominated commodity purchases and sales in Canada and (ii) created by the use of USD-denominated commodity derivatives to hedge commodity price risk associated with CAD-denominated commodity purchases and sales.

The following table summarizes our open forward exchange contracts as of September 30, 2016 (in millions):

		USD	CAD	Average Exchange Rate USD to CAD
Forward exchange contracts that exchange CAD for USD:
	2016	$222	$291	$1.00 - $1.31
	2017	$51	$67	$1.00 - $1.31

Forward exchange contracts that exchange USD for CAD:
	2016	$273	$355	$1.00 - $1.30
	2017	$126	$164	$1.00 - $1.30

Preferred Distribution Rate Reset Option

A derivative feature embedded in a contract that does not meet the definition of a derivative in its entirety must be bifurcated and accounted for separately if the economic characteristics and risks of the embedded derivative are not clearly and closely related to those of the host contract. The Preferred Distribution Rate Reset Option of the PAA Series A preferred units is an embedded derivative that must be bifurcated from the related host contract, the PAA partnership agreement, and recorded at fair value on our Condensed Consolidated Balance Sheets. Corresponding changes in fair value are recognized in “Other income/(expense), net” in our Condensed Consolidated Statement of Operations. At September 30, 2016, the fair value of this embedded derivative was a liability of approximately $18 million. We recognized gains of approximately $17 million and $42 million during the three and nine months ended September 30, 2016, respectively, due to changes in fair value during the periods. See Note 8 for additional information regarding the PAA Series A preferred units and the Preferred Distribution Rate Reset Option.

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

A summary of the impact of our derivative activities recognized in earnings is as follows (in millions):

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
Location of Gain/(Loss)	Derivatives in Hedging Relationships (1)	Derivatives Not Designated as a Hedge	Total	Derivatives in Hedging Relationships	Derivatives Not Designated as a Hedge	Total
Commodity Derivatives

Supply and Logistics segment revenues	$1	$10	$11	$42	$14	$56

Transportation segment revenues	—	1	1	—	2	2

Field operating costs	—	(2)	(2)	—	(9)	(9)

Interest Rate Derivatives

Interest expense, net	(2)	—	(2)	(4)	—	(4)

Foreign Currency Derivatives

Supply and Logistics segment revenues	—	(1)	(1)	—	(9)	(9)

Preferred Distribution Rate Reset Option

Other income/(expense), net	—	17	17	—	—	—

Total Gain/(Loss) on Derivatives Recognized in Net Income	$(1)	$25	$24	$38	$(2)	$36

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
Location of Gain/(Loss)	Derivatives in Hedging Relationships (1)	Derivatives Not Designated as a Hedge	Total	Derivatives in Hedging Relationships (1)	Derivatives Not Designated as a Hedge	Total
Commodity Derivatives

Supply and Logistics segment revenues	$1	$(118)	$(117)	$30	$24	$54

Transportation segment revenues	—	4	4	—	6	6

Field operating costs	—	(2)	(2)	—	(11)	(11)

Interest Rate Derivatives

Interest expense, net	(8)	—	(8)	(9)	—	(9)

Foreign Currency Derivatives

Supply and Logistics segment revenues	—	4	4	—	(26)	(26)

Preferred Distribution Rate Reset Option

Other income/(expense), net	—	42	42	—	—	—

Total Gain/(Loss) on Derivatives Recognized in Net Income	$(7)	$(70)	$(77)	$21	$(7)	$14
___________________________________________

(1)
During the nine months ended September 30, 2016 we reclassified losses of approximately $2 million and $2 million to Supply and Logistics segment revenues and Interest expense, net, respectively, due to anticipated hedged transactions being probable of not occurring. During the nine months ended September 30, 2015, we reclassified a loss of approximately $4 million from AOCI to Interest expense, net due to an anticipated hedged transaction being probable of not occurring.

The following table summarizes the derivative assets and liabilities on our Condensed Consolidated Balance Sheet on a gross basis as of September 30, 2016 (in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Commodity derivatives	Other current assets	$1

Interest rate derivatives			Other current liabilities	$(72)
			Other long-term liabilities and deferred credits	(103)
Total derivatives designated as hedging instruments		$1		$(175)

Derivatives not designated as hedging instruments:
Commodity derivatives	Other current assets	$77	Other current assets	$(119)
	Other long-term liabilities and deferred credits	3	Other current liabilities	(10)
			Other long-term liabilities and deferred credits	(18)

Foreign currency derivatives	Other current liabilities	1	Other current liabilities	(4)

Preferred Distribution Rate Reset Option			Other long-term liabilities and deferred credits	(18)
Total derivatives not designated as hedging instruments		$81		$(169)

Total derivatives		$82		$(344)

The following table summarizes the derivative assets and liabilities on our Condensed Consolidated Balance Sheet on a gross basis as of December 31, 2015 (in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Commodity derivatives	Other current assets	$4	Other current assets	$(2)

Interest rate derivatives	Other long-term assets, net	1	Other current liabilities	(17)
			Other long-term liabilities and deferred credits	(33)
Total derivatives designated as hedging instruments		$5		$(52)

Derivatives not designated as hedging instruments:
Commodity derivatives	Other current assets	$265	Other current assets	$(35)
	Other long-term assets, net	10	Other long-term assets, net	(1)
			Other current liabilities	(13)
			Other long-term liabilities and deferred credits	(1)

Foreign currency derivatives			Other current liabilities	(8)
Total derivatives not designated as hedging instruments		$275		$(58)

Total derivatives		$280		$(110)

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

Our accounting policy is to offset derivative assets and liabilities executed with the same counterparty when a master netting arrangement exists. Accordingly, we also offset derivative assets and liabilities with amounts associated with cash margin. Our exchange-traded derivatives are transacted through clearing brokerage accounts and are subject to margin requirements as established by the respective exchange. On a daily basis, our account equity (consisting of the sum of our cash balance and the fair value of our open derivatives) is compared to our initial margin requirement resulting in the payment or return of variation margin. As of September 30, 2016, we had a net broker receivable of $142 million (consisting of initial margin of $96 million increased by $46 million of variation margin that had been posted by us). As of December 31, 2015, we had a net broker payable of $156 million (consisting of initial margin of $91 million reduced by $247 million of variation margin that had been returned to us).

The following table presents information about derivative financial assets and liabilities that are subject to offsetting, including enforceable master netting arrangements (in millions):

	September 30, 2016		December 31, 2015
	Derivative Asset Positions	Derivative Liability Positions	Derivative Asset Positions	Derivative Liability Positions
Netting Adjustments:
Gross position - asset/(liability)	$82	$(344)	$280	$(110)
Netting adjustment	(123)	123	(38)	38
Cash collateral paid/(received)	142	—	(156)	—
Net position - asset/(liability)	$101	$(221)	$86	$(72)

Balance Sheet Location After Netting Adjustments:
Other current assets	$101	$—	$76	$—
Other long-term assets, net	—	—	10	—
Other current liabilities	—	(85)	—	(38)
Other long-term liabilities and deferred credits	—	(136)	—	(34)
	$101	$(221)	$86	$(72)

As of September 30, 2016, there was a net loss of $374 million deferred in AOCI. The deferred net loss recorded in AOCI is expected to be reclassified to future earnings contemporaneously with (i) the earnings recognition of the underlying hedged commodity transaction or (ii) interest expense accruals associated with underlying debt instruments. Of the total net loss deferred in AOCI at September 30, 2016, we expect to reclassify a net loss of $7 million to earnings in the next twelve months. The remaining deferred loss of $367 million is expected to be reclassified to earnings through 2049. A portion of these amounts is based on market prices as of September 30, 2016; thus, actual amounts to be reclassified will differ and could vary materially as a result of changes in market conditions.

The following table summarizes the net deferred gain/(loss) recognized in AOCI for derivatives (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Commodity derivatives, net	$—	$37	$—	$12
Interest rate derivatives, net	(20)	(85)	(178)	(40)
Total	$(20)	$(48)	$(178)	$(28)

At September 30, 2016 and December 31, 2015, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings. Although we may be required to post margin on our cleared derivatives as described above, we do not require our non-cleared derivative counterparties to post collateral with us.

Recurring Fair Value Measurements

Derivative Financial Assets and Liabilities

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis (in millions):

	Fair Value as of September 30, 2016				Fair Value as of December 31, 2015
Recurring Fair Value Measures (1)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity derivatives	$(27)	$(40)	$1	$(66)	$126	$90	$11	$227
Interest rate derivatives	—	(175)	—	(175)	—	(49)	—	(49)
Foreign currency derivatives	—	(3)	—	(3)	—	(8)	—	(8)
Preferred Distribution Rate Reset Option	—	—	(18)	(18)	—	—	—	—
Total net derivative asset/(liability)	$(27)	$(218)	$(17)	$(262)	$126	$33	$11	$170
___________________________________________

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

Level 3

Level 3 of the fair value hierarchy includes certain physical commodity contracts and the Preferred Distribution Rate Reset Option contained in PAA’s partnership agreement classified as an embedded derivative.

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

The fair value of the embedded derivative feature contained in PAA’s partnership agreement is based on a valuation model that estimates the fair value of the PAA Series A preferred units with and without the Preferred Distribution Rate Reset Option. This model contains inputs, including PAA’s common unit price, ten-year U.S. treasury rates, default probabilities and timing estimates which involve management judgment. A significant increase or decrease in the value of these inputs could result in a material change in fair value to this embedded derivative feature. We report unrealized gains and losses associated with this embedded derivative in our Condensed Consolidated Statements of Operations as “Other income/(expense), net.”

To the extent any transfers between levels of the fair value hierarchy occur, our policy is to reflect these transfers as of the beginning of the reporting period in which they occur.

Rollforward of Level 3 Net Asset/(Liability)

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our derivatives classified as Level 3 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Beginning Balance	$(35)	$9	$11	$15
Gains for the period included in earnings	17	2	41	1
Settlements	—	(2)	(10)	(13)
Derivatives entered into during the period	1	2	(59)	8
Ending Balance	$(17)	$11	$(17)	$11

Change in unrealized gains included in earnings relating to Level 3 derivatives still held at the end of the period	$18	$4	$43	$9

Note 10—Related Party Transactions

See Note 14 to our Consolidated Financial Statements included in Part IV of our 2015 Annual Report on Form 10-K for a complete discussion of our related party transactions.

Transactions with Oxy

As of September 30, 2016, Oxy owned approximately 12% of the limited partner interests in AAP and had a representative on the board of directors of GP LLC and our general partner. During the three and nine months ended September 30, 2016 and 2015, we recognized sales and transportation revenues and purchased petroleum products from Oxy. These transactions were conducted at posted tariff rates or prices that we believe approximate market. Included in these transactions was a crude oil buy/sell agreement that includes a multi-year minimum volume commitment. The impact to our Condensed Consolidated Statements of Operations from those transactions is included below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$171	$187	$424	$745

Purchases and related costs (1)	$4	$(34)	$(46)	$112
___________________________________________

(1)	Purchases and related costs include crude oil buy/sell transactions that are accounted for as inventory exchanges and are presented net in our Condensed Consolidated Statements of Operations.

We currently have a netting arrangement with Oxy. Our gross receivable and payable amounts with Oxy were as follows (in millions):

	September 30, 2016	December 31, 2015
Trade accounts receivable and other receivables	$610	$405

Accounts payable	$587	$363

Note 11—Equity-Indexed Compensation Plans

We refer to the PAGP LTIP, PAA LTIPs and AAP Management Units collectively as our “equity-indexed compensation plans.” For additional discussion of our equity-indexed compensation plans and awards, see Note 15 to our Consolidated Financial Statements included in Part IV of our 2015 Annual Report on Form 10-K.

During the third quarter of 2016, modifications were made to the vesting criteria of approximately 2.2 million PAA LTIP units to eliminate distribution performance thresholds, if any, greater than $0.70 per common unit per quarter, and provide that such units will vest based solely on the passage of time during the years 2017 to 2020. In addition, approximately 1.7 million PAA LTIP units were granted with a weighted average grant date fair value of $22.85 per unit.

Modifications were also made to the distribution performance thresholds of approximately 2.2 million unearned AAP Management Units such that the awards will become earned based on the attainment of PAA distribution levels between $2.20 and $2.40 per common unit, on an annualized basis, and additional performance conditions based on PAA's distributable cash flow.

Note 12—Commitments and Contingencies

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

At September 30, 2016, our estimated undiscounted reserve for environmental liabilities (including liabilities related to the Line 901 incident, as discussed further below) totaled $160 million, of which $57 million was classified as short-term and $103 million was classified as long-term. At December 31, 2015, our estimated undiscounted reserve for environmental liabilities (including liabilities related to the Line 901 incident) totaled $185 million, of which $81 million was classified as short-term and $104 million was classified as long-term. The short- and long-term environmental liabilities referenced above are reflected in “Accounts payable and accrued liabilities” and “Other long-term liabilities and deferred credits,” respectively, on our Condensed Consolidated Balance Sheets. At September 30, 2016, we had recorded receivables totaling $79 million for amounts probable of recovery under insurance and from third parties under indemnification agreements, of which $57 million was reflected in “Trade accounts receivable and other receivables, net” and $22 million was reflected in “Other long-term assets, net” on our Condensed Consolidated Balance Sheets. At December 31, 2015, we had recorded $161 million of such receivables, of which $138 million was reflected in “Trade accounts receivable and other receivables, net” and $23 million was reflected in “Other long-term assets, net” on our Condensed Consolidated Balance Sheets.

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

As a result of the Line 901 incident, several governmental agencies and regulators initiated investigations into the Line 901 incident, various claims have been made against us and a number of lawsuits have been filed against us. We may be subject to additional claims, investigations and lawsuits, which could materially impact the liabilities and costs we currently expect to incur as a result of the Line 901 incident. Set forth below is a brief summary of actions and matters that are currently pending:

On May 21, 2015, we received a corrective action order from the United States Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (“PHMSA”), the governmental agency with jurisdiction over the operation of Line 901 as well as over a second stretch of pipeline extending from Gaviota Pump Station in Santa Barbara County to Emidio Pump Station in Kern County, California (Line 903), requiring us to shut down, purge, review, remediate and test Line 901. The corrective action order was subsequently amended on June 3, 2015; November 13, 2015; and June 16, 2016 to require us to take additional corrective actions with respect to both Lines 901 and 903 (as amended, the “CAO”). Among other requirements, the CAO also obligates us to conduct a root cause failure analysis with respect to Line 901 and present remedial work plans and restart plans to PHMSA prior to returning Line 901 and 903 to service; the CAO also imposes a pressure restriction on Line 903 and requires us to take other specified actions with respect to both Lines 901 and 903. We intend to continue to comply with the CAO and to cooperate with any other governmental investigations relating to or arising out of the release. Excavation and removal of the affected section of the pipeline was completed on May 28, 2015. Line 901 and Line 903 have been purged and are not currently operational. No timeline has been established for the restart of Line 901 or Line 903. On February 17, 2016, PHMSA issued a Preliminary Factual Report of the Line 901 failure, which contains PHMSA’s preliminary findings regarding factual information about the events leading up to the accident and the technical analysis that has been conducted to date. On May 19, 2016, PHMSA issued its final Failure Investigation Report regarding the Line 901 incident.  PHMSA’s findings indicate that the direct cause of the Line 901 incident was external corrosion that thinned the pipe wall to a level where it ruptured suddenly and released crude oil. PHMSA also concluded that there were numerous contributory causes of the Line 901 incident, including ineffective protection against external corrosion, failure to detect and mitigate the corrosion and a lack of timely detection and response to the rupture.  The report also included copies of various engineering and technical reports regarding the incident. By virtue of its statutory authority, PHMSA has the power and authority to impose fines and penalties on us and cause civil or criminal charges to be brought against us. While to date PHMSA has not imposed any such fines or penalties or pursued any such civil or criminal charges with respect to the Line 901 release, their investigation is still open and we may have fines or penalties imposed upon us, or civil or criminal charges brought against us, in the future.

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

In late May of 2015, the California Attorney General’s Office and the District Attorney’s office for the County of Santa Barbara began investigating the Line 901 incident to determine whether any applicable state or local laws had been violated.  On May 16, 2016, PAA and one of its employees were charged by a California state grand jury, pursuant to an indictment filed in California Superior Court, Santa Barbara County (the “May 2016 Indictment”), with alleged violations of California law in connection with the Line 901 incident.  The indictment included a total of 46 counts, 36 of which were misdemeanor charges relating to wildlife allegedly taken as a result of the accidental release. The remaining 10 counts (four felony and six misdemeanor charges) relate to the release of crude oil or reporting of the release. PAA believes that the criminal charges are unwarranted and that neither PAA nor any of its employees engaged in any criminal behavior at any time in connection with this accident. PAA intends to vigorously defend itself against the charges. On July 28, 2016, at an arraignment hearing held in California Superior Court in Santa Barbara County, PAA pled not guilty to all counts.

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

Shortly following the Line 901 incident, we established a claims line and encouraged any parties that were damaged by the release to contact us to discuss their damage claims. We have received a number of claims through the claims line and we are processing those claims for payment as we receive them. In addition, we have also had nine class action lawsuits filed against us, six of which have been administratively consolidated into a single proceeding in the United States District Court for the Central District of California. In general, the plaintiffs are seeking to establish different classes of claimants that have allegedly been damaged by the release, including potential classes such as persons that derive a significant portion of their income through commercial fishing and harvesting activities in the waters adjacent to Santa Barbara County or from businesses that are dependent on marine resources from Santa Barbara County, retail businesses located in historic downtown Santa Barbara, certain owners of oceanfront and/or beachfront property on the Pacific Coast of California, and other classes of individuals and businesses that were allegedly impacted by the release. We are also defending a separate class action lawsuit proceeding in the United States District Court for the Central District of California brought on behalf of the Line 901 and Line 903 easement holders seeking injunctive relief as well as compensatory damages.

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

In addition, three unitholder derivative lawsuits have been filed by certain purported investors in PAA against PAA, certain of its affiliates and certain officers and directors. Two of these lawsuits were filed in the United States District Court for the Southern District of Texas and have been administratively consolidated into one action; the other lawsuit was filed in State District Court in Harris County, Texas. In general, these lawsuits allege that the various defendants breached their fiduciary duties, engaged in gross mismanagement and made false and misleading statements, among other similar allegations, in connection with their management and oversight of PAA during the period of time leading up to and following the Line 901 release. The plaintiffs claim that PAA suffered unspecified damages as a result of the actions of the various defendants and seek to hold the defendants liable for such damages, in addition to other remedies. The defendants deny the allegations in these lawsuits and intend to respond accordingly. Consistent with and subject to the terms of our governing organizational documents (and to the extent applicable, insurance policies), we are indemnifying and funding the defense costs of our officers and directors in connection with these lawsuits.

We have also had two lawsuits filed against us wherein the respective plaintiffs seek to compel the production of certain books and records that purportedly relate to the Line 901 incident, our alleged failure to comply with certain regulations and other matters. These lawsuits have been consolidated into a single proceeding in the Chancery Court for the State of Delaware.

We have also received several other individual lawsuits and complaints from companies and individuals alleging damages arising out of the Line 901 incident. These lawsuits and claims generally seek compensatory and punitive damages, and in some cases permanent injunctive relief.

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

Taking the foregoing into account, as of September 30, 2016, we estimate that the aggregate total costs we have incurred or will incur with respect to the Line 901 incident will be approximately $280 million, which estimate includes actual and projected emergency response and clean-up costs, natural resource damage assessments and certain third party claims settlements, as well as estimates for fines, penalties and certain legal fees. This estimate considers our prior experience in environmental investigation and remediation matters and available data from, and in consultation with, our environmental and other specialists, as well as currently available facts and presently enacted laws and regulations. We have made assumptions for (i) the expected number of days that monitoring services will be required, (ii) the duration of the natural resource damage assessment and the ultimate amount of damages determined, (iii) the resolution of certain third party claims and lawsuits, but excluding claims and lawsuits with respect to which losses are not probable and reasonably estimable, and excluding future claims and lawsuits, (iv) the determination and calculation of fines and penalties, but excluding fines and penalties that are not probable and reasonably estimable and (v) the nature, extent and cost of legal services that will be required in connection with all lawsuits, claims and other matters requiring legal or expert advice associated with the Line 901 incident. Our estimate does not include any lost revenue associated with the shutdown of Line 901 or 903 and does not include any liabilities or costs that are not reasonably estimable at this time or that relate to contingencies where we currently regard the likelihood of loss as being only reasonably possible or remote. We believe we have accrued adequate amounts for all probable and reasonably estimable costs; however, this estimate is subject to uncertainties associated with the assumptions that we have made. For example, the amount of time it takes for us to resolve all of the current and future lawsuits, claims and investigations that relate to the Line 901 incident could turn out to be significantly longer than we have assumed, and as a result the costs we incur for legal services could be significantly higher than we have estimated. In addition, with respect to fines and penalties, the ultimate amount of any fines and penalties assessed against us depends on a wide variety of factors, many of which are not estimable at this time. Where fines and penalties are probable and estimable, we have included them in our estimate, although such estimates could turn out to be wrong. Accordingly, our assumptions and estimates may turn out to be inaccurate and our total costs could turn out to be materially higher; therefore, we can provide no assurance that we will not have to accrue significant additional costs in the future with respect to the Line 901 incident.

As of September 30, 2016, we had a remaining undiscounted gross liability of $87 million related to this event, of which approximately $47 million is presented as a current liability in “Accounts payable and accrued liabilities” on our Condensed Consolidated Balance Sheet, with the remainder presented in “Other long-term liabilities and deferred credits”. We maintain insurance coverage, which is subject to certain exclusions and deductibles, in the event of such environmental liabilities. Subject to such exclusions and deductibles, we believe that our coverage is adequate to cover the current estimated total emergency response and clean-up costs, claims settlement costs and remediation costs and we believe that this coverage is also adequate to cover any potential increase in the estimates for these costs that exceed the amounts currently identified. Through September 30, 2016, we had collected, subject to customary reservations, $129 million out of the approximate $197 million of release costs that we believe are probable of recovery from insurance carriers, net of deductibles. Therefore, as of September 30, 2016, we have recognized a receivable of approximately $68 million for the portion of the release costs that we believe is probable of recovery from insurance, net of deductibles and amounts already collected. Of this amount, approximately $48 million is recognized as a current asset in “Trade accounts receivable and other receivables, net” on our Condensed Consolidated Balance Sheet, with the remainder in “Other long-term assets, net”. We have substantially completed the clean-up and remediation efforts, excluding long-term site monitoring activities; however, we expect to make payments for additional costs associated with restoration and monitoring of the area, as well as natural resource damage assessment, legal, professional and regulatory costs, in addition to fines and penalties, during future periods.

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

Note 13—Operating Segments

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

The following table reflects certain financial data for each segment (in millions):

Three Months Ended September 30, 2016	Transportation	Facilities	Supply and Logistics	Total
Revenues:
External customers	$159	$135	$4,876	$5,170
Intersegment (1)	242	147	3	392
Total revenues of reportable segments	$401	$282	$4,879	$5,562
Equity earnings in unconsolidated entities	$46	$—	$—	$46
Segment profit/(loss) (2) (3)	$261	$173	$(6)	$428
Maintenance capital	$29	$15	$3	$47

Three Months Ended September 30, 2015	Transportation	Facilities	Supply and Logistics	Total
Revenues:
External customers	$172	$132	$5,247	$5,551
Intersegment (1)	229	131	7	367
Total revenues of reportable segments	$401	$263	$5,254	$5,918
Equity earnings in unconsolidated entities	$45	$—	$—	$45
Segment profit (2) (3)	$254	$146	$87	$487
Maintenance capital	$34	$16	$2	$52

Nine Months Ended September 30, 2016	Transportation	Facilities	Supply and Logistics	Total
Revenues:
External customers	$482	$405	$13,344	$14,231
Intersegment (1)	706	412	9	1,127
Total revenues of reportable segments	$1,188	$817	$13,353	$15,358
Equity earnings in unconsolidated entities	$133	$—	$—	$133
Segment profit (2) (3)	$760	$488	$13	$1,261
Maintenance capital	$86	$32	$10	$128

Nine Months Ended September 30, 2015	Transportation	Facilities	Supply and Logistics	Total
Revenues:
External customers	$538	$393	$17,225	$18,156
Intersegment (1)	665	396	13	1,074
Total revenues of reportable segments	$1,203	$789	$17,238	$19,230
Equity earnings in unconsolidated entities	$134	$—	$—	$134
Segment profit (2) (3)	$681	$432	$258	$1,371
Maintenance capital	$101	$48	$5	$154
___________________________________________

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

(2)
Supply and Logistics segment profit includes interest expense (related to hedged inventory purchases) of $5 million and $1 million for the three months ended September 30, 2016 and 2015, respectively, and $10 million and $4 million for the nine months ended September 30, 2016 and 2015, respectively.

(3)	The following table reconciles segment profit to net income attributable to PAGP (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Segment profit	$428	$487	$1,261	$1,371
Unallocated general and administrative expenses	(1)	—	(2)	(2)
Depreciation and amortization	(33)	(108)	(352)	(320)
Interest expense, net	(116)	(112)	(349)	(329)
Other income/(expense), net	17	(4)	46	(7)
Income before tax	295	263	604	713
Income tax expense	(16)	(35)	(66)	(120)
Net income	279	228	538	593
Net income attributable to noncontrolling interests	(255)	(196)	(436)	(500)
Net income attributable to PAGP	$24	$32	$102	$93

Note 14—Acquisitions, Investments in Unconsolidated Entities, Dispositions and Impairments

Acquisitions. During the first nine months of 2016, we completed two acquisitions for cash consideration of $289 million. We did not recognize any goodwill related to these acquisitions. Included in these acquisitions was an integrated system of NGL assets in Western Canada from Westcoast Energy Inc., a unit of Spectra Energy, for cash consideration of approximately $204 million.

Investments in Unconsolidated Entities. In June 2016, we sold 50% of our investment in Cheyenne Pipeline LLC (“Cheyenne”), and in August 2016 we sold 50% of our investment in STACK Pipeline LLC (“STACK Pipeline”). As a result of these transactions, we now account for our remaining 50% equity interest in such entities under the equity method of accounting.

Dispositions and Divestitures. During the nine months ended September 30, 2016, we sold several non-core assets, including certain of our Gulf Coast pipelines and East Coast refined products terminals. In addition, we sold interests in Cheyenne and STACK Pipeline, as discussed above. In the aggregate, we recognized a net gain of approximately $99 million related to these transactions, which is included in "Depreciation and amortization" on our Condensed Consolidated Statement of Operations. Such amount is comprised of gains of approximately $155 million and losses of $56 million, including $15 million of impairment of goodwill that was included in a disposal group classified as held for sale prior to the closing of such transaction.

As of September 30, 2016, we classified approximately $275 million of assets as held for sale on our Condensed Consolidated Balance Sheet (in “Other current assets”) primarily related to definitive agreements to sell non-core assets, a majority of which are included in our Facilities segment. We expect the sales to be consummated in the fourth quarter of 2016 or the first half of 2017, subject to customary closing conditions, as applicable.

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

Note 15—Simplification Transactions

On July 11, 2016, PAGP, PAA, AAP, PAA GP, GP LLC and GP Holdings entered into a Simplification Agreement pursuant to which, upon closing, in exchange for the issuance by PAA to AAP of approximately 245.5 million common units representing limited partner interests in PAA (“PAA Common Units”) and the assumption by PAA of AAP’s outstanding debt

(as of September 30, 2016, approximately $603 million but expected to be approximately $641 million as of November 15, 2016), AAP will contribute the IDRs to PAA and PAA GP’s 2% economic general partner interest in PAA will be converted into a non-economic general partner interest in PAA. Following the closing of the transactions contemplated by the Simplification Agreement (the “Simplification Transactions”), which is expected to occur on November 15, 2016, both PAGP and PAA will continue to be publicly traded.

Among other approvals, the terms of the Simplification Agreement and the Simplification Transactions were unanimously approved by a conflicts committee comprised of independent directors of the Board of Directors of GP LLC on behalf of PAA, and unanimously approved by the Board of Directors of our general partner on behalf of PAGP.

On August 11, 2016, AAP's credit agreement was amended pursuant to which, among other things, the lenders consented to (1) the assignment by AAP of all of its rights (other than the right to request revolving loans) and obligations as the borrower under its credit agreement to PAA, and PAA’s assumption thereof, following the date of the consummation of the Simplification Transactions on or before January 19, 2017 (the “Consent Effective Date”) and (2) the release and termination as of the Consent Effective Date of all liens on any property securing the obligations of AAP under its credit agreement and related documents. AAP further amended the definition of the maturity date to be the second business day following the Consent Effective Date.

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

•
In addition, similar to the current structure, for so long as each of EMG Investment, LLC (an affiliate of The Energy & Minerals Group), KAFU Holdings, L.P. (an affiliate of Kayne Anderson Investment Management Inc.) and Oxy Holding Company (Pipeline), Inc. (a subsidiary of Occidental Petroleum Corporation), together with their respective affiliates (together, the “Original Designating Parties”), own at least a 10% interest in the initial outstanding AAP units (i.e., as of the closing of the Simplification Transactions), such party will continue to be entitled to designate one director to the Board of Directors of our general partner. The calculation of such qualifying interest will include, in addition to any of our Class A shares owned by an Original Designating Party or its affiliates, any PAA common units received by such Original Designating Party of its affiliates in connection with their exercise of the Redemption Right (defined below).

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

Pursuant to the terms of the Simplification Agreement, AAP agreed that if (i) the closing of the Simplification Transactions does not occur prior to the record date for PAA’s distribution of available cash in respect of the third quarter of 2016 and (ii) the amount of such distribution is below a quarterly level of $0.70 per common unit, AAP will borrow funds under its existing credit agreement as necessary to make a special “true-up” distribution to AAP’s unitholders that, when added to the distributions to be paid to AAP in respect of its indirect 2% general partner interest and IDRs, equals the total distribution such unitholders would have received had the closing of the Simplification Transactions occurred prior to such third quarter record date. As the Simplification Transactions did not close prior to the PAA third quarter distribution record date of October 31, 2016 and PAA declared a quarterly distribution of $0.55 per common unit for its third quarter distribution, it is currently estimated that the incremental borrowings that will be made by AAP will be approximately $33 million.

The consummation of the matters contemplated by the Simplification Agreement is subject to customary closing conditions and may be terminated under certain conditions. On September 26, 2016, we announced November 15, 2016 as the date for the special meeting of our shareholders to consider and vote upon a proposal to approve the Simplification Transactions. Our Class A and Class B shareholders of record at the close of business on September 30, 2016 will be entitled to vote at the special meeting. We currently expect that the closing of the Simplification Transactions will take place on November 15, 2016.

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

Executive Summary

Company Overview

We are a Delaware limited partnership formed on July 17, 2013 to own an interest in the general partner and IDRs of PAA, a publicly traded Delaware limited partnership. Although we were formed as a limited partnership, we have elected to be taxed as a corporation for United States federal income tax purposes. As of September 30, 2016, we owned a 100% managing member interest in GP LLC and an approximate 42% limited partner interest in AAP. GP LLC holds the general partner interest in AAP and AAP directly owns all of PAA’s IDRs and indirectly owns the 2% general partner interest in PAA. AAP is the sole member of PAA GP, which directly holds the 2% general partner interest in PAA.

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

Overview of Operating Results, Capital Investments and Other Significant Activities

During the first nine months of 2016, we recognized net income of $538 million as compared to net income of $593 million recognized during the first nine months of 2015. Our financial results for the comparative periods were impacted by:

•	Lower operating results from our Supply and Logistics segment, primarily due to less favorable crude oil and NGL market conditions;

•
Higher results from (i) our Transportation segment, as the comparative 2015 period was negatively impacted by costs associated with the Line 901 incident that occurred in May 2015, and (ii) our Facilities segment due to contributions from recently completed acquisitions and capital expansion projects;

•
Higher depreciation and amortization expense primarily resulting from (i) our recently completed capital expansion projects, (ii) impairment losses related to certain of our rail and other terminal assets and (iii) assets taken out of service, all partially offset by net gains related to non-core assets sales and joint venture formations completed during the 2016 period;

•	Higher interest expense primarily related to financing activities associated with our capital investments;

•	Gains of approximately $42 million recognized during the nine months ended September 30, 2016 related to the mark-to-market impact of the Preferred Distribution Rate Reset Option; and

•
Lower income tax expense primarily due to lower taxable earnings from our Canadian operations and the impact from the cumulative revaluation of Canadian net deferred tax liabilities resulting from an Alberta, Canada provincial tax rate increase enacted during the comparative 2015 period.

See further discussion of our results in the “—Results of Operations—Analysis of Operating Segments” and “—Other Income and Expenses” sections below.

We invested $1.065 billion in midstream infrastructure projects during the nine months ended September 30, 2016, with a targeted expansion capital plan for the full year of 2016 of approximately $1.425 billion. Additionally, in August 2016, we completed the acquisition of an integrated system of NGL assets in Western Canada from Westcoast Energy Inc., a unit of Spectra Energy, for cash consideration of approximately $204 million. To fund such capital activities, PAA completed (i) the private placement of approximately 61.0 million Series A preferred units for net proceeds of approximately $1.6 billion, including our general partner’s proportionate capital contribution, (ii) the sale of approximately 9.9 million PAA common units for net proceeds of $283 million and (iii) the sale of various assets for net proceeds of approximately $550 million, primarily related to our planned non-core asset sales initiative, as well as our sale of 50% of our investment in each of Cheyenne Pipeline LLC and STACK Pipeline LLC.

Additionally, we paid approximately $1.3 billion of cash distributions to our Class A shareholders and noncontrolling interests during the nine months ended September 30, 2016, and we declared a quarterly distribution of $0.2065 per Class A share to be paid on November 14, 2016.

Furthermore, in July 2016 PAGP, PAA, AAP, PAA GP, GP LLC and GP Holdings entered into a Simplification Agreement pursuant to which, upon closing, in exchange for the issuance by PAA to AAP of approximately 245.5 million common units representing limited partner interests in PAA and the assumption by PAA of AAP’s outstanding debt (as of September 30, 2016, approximately $603 million but expected to be approximately $641 million as of November 15, 2016), AAP will contribute the IDRs to PAA and PAA GP’s 2% economic general partner interest in PAA will be converted into a non-economic general partner interest in PAA. Following the closing of the Simplification Transactions, both PAGP and PAA will continue to be publicly traded. The Simplification Transactions are expected to close on November 15, 2016, subject to customary closing conditions. See Note 15 to our Condensed Consolidated Financial Statements for additional discussion of the Simplification Transactions.

Acquisitions and Capital Projects

The following table summarizes our expenditures for acquisition capital, expansion capital and maintenance capital (in millions):

	Nine Months Ended September 30,
	2016	2015
Acquisition capital (1)	$289	$104
Expansion capital (1) (2)	1,065	1,837
Maintenance capital (2)	128	154
	$1,482	$2,095
___________________________________________

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

Expansion Capital Projects

The following table summarizes our notable projects in progress during 2016 and the forecasted expenditures for the year ending December 31, 2016 (in millions):

Projects	2016
Red River Pipeline (Cushing to Longview)	$310
Fort Saskatchewan Facility Projects	205
Permian Basin Area Pipeline Projects	185
Saddlehorn Pipeline	125
Diamond Pipeline	105
Cushing Terminal Expansions	70
St. James Terminal Expansions	50
Caddo Pipeline	35
Eagle Ford JV Project	25
Cactus Pipeline	20
Other Projects	295
$1,425
Potential Adjustments for Timing / Scope Refinement (1)	-$50 +$50
Total Projected Expansion Capital Expenditures	$1,375 - $1,475

Maintenance Capital Expenditures	$175 - $185
___________________________________________

(1)
Potential variation to current capital costs estimates may result from (i) changes to project design, (ii) final cost of materials and labor and (iii) timing of incurrence of costs due to uncontrollable factors such as receipt of permits or regulatory approvals and weather.

Results of Operations

The following table sets forth an overview of our consolidated financial results calculated in accordance with GAAP (in millions, except per unit data). See Note 13 to our Condensed Consolidated Financial Statements for additional information regarding our operating segments and segment performance measures.

	Three Months Ended September 30,		Favorable/ (Unfavorable) Variance		Nine Months Ended September 30,		Favorable/ (Unfavorable) Variance
	2016	2015	$	%	2016	2015	$	%
Transportation segment profit	$261	$254	$7	3%	$760	$681	$79	12%
Facilities segment profit	173	146	27	18%	488	432	56	13%
Supply and Logistics segment profit/(loss)	(6)	87	(93)	(107)%	13	258	(245)	(95)%
Total segment profit	428	487	(59)	(12)%	1,261	1,371	(110)	(8)%
Unallocated general and administrative expenses	(1)	—	(1)	N/A	(2)	(2)	—	—%
Depreciation and amortization	(33)	(108)	75	69%	(352)	(320)	(32)	(10)%
Interest expense, net	(116)	(112)	(4)	(4)%	(349)	(329)	(20)	(6)%
Other income/(expense), net	17	(4)	21	**	46	(7)	53	**
Income tax expense	(16)	(35)	19	54%	(66)	(120)	54	45%
Net income	279	228	51	22%	538	593	(55)	(9)%
Net income attributable to noncontrolling interests	(255)	(196)	(59)	(30)%	(436)	(500)	64	13%
Net income attributable to PAGP	$24	$32	$(8)	(25)%	$102	$93	$9	10%

Basic net income per Class A share	$0.09	$0.14	$(0.05)	(36)%	$0.39	$0.42	$(0.03)	(7)%
Diluted net income per Class A share	$0.09	$0.14	$(0.05)	(36)%	$0.38	$0.42	$(0.04)	(10)%
Basic weighted average Class A shares outstanding	268	225	43	19%	263	220	43	20%
Diluted weighted average Class A shares outstanding	268	225	43	19%	629	220	409	186%
___________________________________________

**	Indicates that variance as a percentage is not meaningful.

Analysis of Operating Segments

We manage our operations through three operating segments: Transportation, Facilities and Supply and Logistics. Our Chief Operating Decision Maker (our Chief Executive Officer) evaluates segment performance based on a variety of measures including segment profit, segment volumes, segment profit per barrel and maintenance capital investment. See Note 18 to our Consolidated Financial Statements included in Part IV of our 2015 Annual Report on Form 10-K for further discussion of how we evaluate segment profit. See Note 13 to our Condensed Consolidated Financial Statements for a reconciliation of segment profit to net income attributable to PAGP.

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

The following tables set forth our operating results from our Transportation segment:

Operating Results (1)	Three Months Ended September 30,		Favorable/ (Unfavorable)Variance		Nine Months Ended September 30,		Favorable/ (Unfavorable)Variance
(in millions, except per barrel data)	2016	2015	$	%	2016	2015	$	%
Revenues
Tariff activities	$364	$364	$—	—%	$1,079	$1,083	$(4)	—%
Trucking	37	37	—	—%	109	120	(11)	(9)%
Total transportation revenues	401	401	—	—%	1,188	1,203	(15)	(1)%

Costs and expenses
Trucking costs	(24)	(26)	2	8%	(69)	(85)	16	19%
Field operating costs (2)	(133)	(147)	14	10%	(406)	(493)	87	18%
Equity-indexed compensation (expense)/benefit - operations	(3)	1	(4)	(400)%	(9)	(5)	(4)	(80)%
Segment general and administrative expenses (2) (3)	(22)	(23)	1	4%	(67)	(67)	—	—%
Equity-indexed compensation (expense)/benefit - general and administrative	(4)	3	(7)	(233)%	(10)	(6)	(4)	(67)%
Equity earnings in unconsolidated entities	46	45	1	2%	133	134	(1)	(1)%
Segment profit	$261	$254	$7	3%	$760	$681	$79	12%
Maintenance capital	$29	$34	$5	15%	$86	$101	$15	15%
Segment profit per barrel	$0.62	$0.61	$0.01	2%	$0.60	$0.56	$0.04	7%

Average Daily Volumes	Three Months Ended September 30,		Favorable/(Unfavorable)Variance		Nine Months Ended September 30,		Favorable/(Unfavorable)Variance
(in thousands of barrels per day) (4)	2016	2015	Volumes	%	2016	2015	Volumes	%
Tariff activities volumes
Crude oil pipelines (by region):
Permian Basin (5)	2,162	1,885	277	15%	2,129	1,810	319	18%
South Texas / Eagle Ford (5)	263	321	(58)	(18)%	283	298	(15)	(5)%
Western	194	196	(2)	(1)%	193	223	(30)	(13)%
Rocky Mountain (5)	475	447	28	6%	448	442	6	1%
Gulf Coast	423	576	(153)	(27)%	538	531	7	1%
Central (5)	403	424	(21)	(5)%	393	430	(37)	(9)%
Canada	379	384	(5)	(1)%	384	397	(13)	(3)%
Crude oil pipelines	4,299	4,233	66	2%	4,368	4,131	237	6%
NGL pipelines	185	200	(15)	(8)%	182	195	(13)	(7)%
Tariff activities total volumes	4,484	4,433	51	1%	4,550	4,326	224	5%
Trucking	118	112	6	5%	113	114	(1)	(1)%
Transportation segment total volumes	4,602	4,545	57	1%	4,663	4,440	223	5%
___________________________________________

(1)	Revenues and costs and expenses include intersegment amounts.

(2)	Field operating costs and Segment general and administrative expenses exclude equity-indexed compensation expense, which is presented separately in the table above.

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

Tariff Activities Revenues, Equity Earnings in Unconsolidated Entities and Volumes. As noted in the table above, revenues from tariff activities and equity earnings in unconsolidated entities were relatively consistent for the three and nine months ended September 30, 2016 compared to the same 2015 periods, while volumes increased for both comparative periods presented. The revenues, equity earnings and volumes reported for the periods do not include net deferred revenues of $30 million and $54 million for the three and nine months ended September 30, 2016, respectively, related to agreements that require counterparties to deliver or transport a minimum volume during the period. The net amounts deferred are for volume commitments for which the counterparty did not fulfill its volume commitment, but which have been billed and collected from the counterparty.

The following table presents significant tariff activities revenues and equity earnings in unconsolidated entities variances by region for the comparative periods presented:

	Favorable/(Unfavorable) Variance Three Months Ended September 30, 2016-2015		Favorable/(Unfavorable) Variance Nine Months Ended September 30, 2016-2015
(in millions)	Revenues	Equity Earnings	Revenues	Equity Earnings
Tariff activities:
Permian Basin region	$20	$2	$78	$—
Rocky Mountain region	(7)	2	(10)	5
Gulf Coast region	(9)	—	(8)	—
Central region	(7)	—	(18)	1
Other (including pipeline loss allowance revenue)	3	(3)	(46)	(7)
Total variance	$—	$1	$(4)	$(1)

•
Permian Basin region — The increase in revenues for the comparative 2016 periods presented was largely driven by higher volumes associated with the expansion of our pipeline systems in the Delaware Basin, as well as higher volumes on our takeaway pipelines. For the nine month comparative period, the increase in revenues was also driven by results from our Cactus pipeline, which was placed in service in April 2015 and was in a ramp-up phase for the following months, and which also favorably impacted volumes on our McCamey pipeline system which connects our Midland terminal to the Cactus pipeline origin station.

•
Rocky Mountain region — The decrease in revenues for the three and nine months ended September 30, 2016 versus the comparable 2015 periods was largely driven by (i) decreased tariffs on certain of our Bakken area pipelines, (ii) crude oil quality issues that resulted in lower movements on our Robinson Lake pipeline for the 2016 periods, (iii) lower volumes due to production declines and increased competition and (iv) the sale of 50%

of our investment in Cheyenne Pipeline in June 2016, subsequent to which it was accounted for under the equity method of accounting.

Equity earnings increased for the three and nine month comparative periods due to earnings from (i) our 40% investment in the entity that owns the Saddlehorn Pipeline, a segment of which was placed in service in the third quarter of 2016, and (ii) our 50% investment in Cheyenne Pipeline, as discussed above. The nine-month comparative period was further favorably impacted by contributions from our investment in Frontier, in which we purchased an additional interest in August 2015.

•
Gulf Coast region — Revenues and volumes decreased for the three and nine months ended September 30, 2016 compared to the same 2015 periods primarily due to the sale of certain of our Gulf Coast pipelines in March 2016 and July 2016. These decreases were partially offset by increased volumes on the Capline and Pascagoula pipelines, which were favorably impacted by higher refinery demand, but were at lower tariff rates than the pipelines that were sold.

•
Central region — The decrease in revenues for the three and nine months ended September 30, 2016 versus the comparable 2015 periods was largely driven by lower volumes due to production declines in the Mid-Continent area.

•
Other — The decrease in other revenues for the nine months ended September 30, 2016 was primarily related to lower pipeline loss allowance revenue of $36 million driven by a lower average realized price per barrel.

The decrease in equity earnings for the nine months ended September 30, 2016 was primarily due to less favorable results from our investment in Settoon, which was impacted by lower demand for barge and towing movements.

Trucking Revenues. The decrease in trucking revenues for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily driven by unfavorable foreign exchange impacts of $6 million.

Trucking Costs. Trucking costs decreased for the nine months ended September 30, 2016 compared to the same 2015 period due to lower contract services rates, as well as favorable foreign exchange impacts of $4 million.

Field Operating Costs. Field operating costs (excluding equity-indexed compensation expense) decreased for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to net costs of approximately $65 million associated with the Line 901 incident that were recognized in the second quarter of 2015. See Note 12 to our Condensed Consolidated Financial Statements for additional information regarding the Line 901 incident. The decrease in both the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015 was further driven by lower utilities and maintenance costs, costs associated with the MP29 release in the third quarter of 2015 and lower operating costs due to the sale of certain of our Gulf Coast pipelines in March 2016 and July 2016. The decrease for the nine-month comparative period was also due to a favorable foreign exchange impact of $5 million, partially offset by an increase in integrity management costs.

Equity-Indexed Compensation Expense. On a consolidated basis, equity-indexed compensation expense increased by $22 million for the three months ended September 30, 2016 compared to the same period in 2015, primarily due to the impact of the increase in PAA unit price during the three months ended September 30, 2016 compared to the impact of the decrease in PAA unit price during the same period in 2015, partially offset by the impact of lower average values per PAA LTIP unit during the 2016 period compared to the same period in 2015.

On a consolidated basis across all segments, equity-indexed compensation expense increased by $13 million for the nine months ended September 30, 2016 compared to the same period in 2015, primarily due to the impact of the increase in PAA unit price during the nine months ended September 30, 2016 compared to the impact of the decrease in PAA unit price during the same period in 2015, partially offset by the impact of fewer probable PAA LTIP units outstanding and lower average values per PAA LTIP unit during the 2016 period compared to the same period in 2015.

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

Maintenance Capital. Maintenance capital consists of capital expenditures for the replacement of partially or fully depreciated assets in order to maintain the operating and/or earnings capacity of our existing assets. The decrease in maintenance capital for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 was primarily driven by lower third party service costs and timing of projects.

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

The following tables set forth our operating results from our Facilities segment:

Operating Results (1)	Three Months Ended September 30,		Favorable/(Unfavorable)Variance		Nine Months Ended September 30,		Favorable/(Unfavorable)Variance
(in millions, except per barrel data)	2016	2015	$	%	2016	2015	$	%
Revenues	$282	$263	$19	7%	$817	$789	$28	4%
Natural gas related storage costs	(6)	(7)	1	14%	(17)	(17)	—	—%
Field operating costs (2)	(85)	(96)	11	11%	(258)	(284)	26	9%
Equity-indexed compensation (expense)/benefit - operations	(1)	1	(2)	(200)%	(3)	(1)	(2)	(200)%
Segment general and administrative expenses (2) (3)	(15)	(17)	2	12%	(44)	(50)	6	12%
Equity-indexed compensation (expense)/benefit - general and administrative	(2)	2	(4)	(200)%	(7)	(5)	(2)	(40)%
Segment profit	$173	$146	$27	18%	$488	$432	$56	13%
Maintenance capital	$15	$16	$1	6%	$32	$48	$16	33%
Segment profit per barrel	$0.44	$0.39	$0.05	13%	$0.42	$0.38	$0.04	11%

	Three Months Ended September 30,		Favorable/(Unfavorable)Variance		Nine Months Ended September 30,		Favorable/(Unfavorable)Variance
Volumes (4)	2016	2015	Volumes	%	2016	2015	Volumes	%
Crude oil, refined products and NGL terminalling and storage (average monthly capacity in millions of barrels)	109	100	9	9%	106	99	7	7%
Rail load / unload volumes (average volumes in thousands of barrels per day)	73	231	(158)	(68)%	97	223	(126)	(57)%
Natural gas storage (average monthly working capacity in billions of cubic feet)	97	97	—	—%	97	97	—	—%
NGL fractionation (average volumes in thousands of barrels per day)	119	98	21	21%	113	101	12	12%
Facilities segment total (average monthly volumes in millions of barrels) (5)	131	126	5	4%	129	126	3	2%
___________________________________________
(1)    Revenues and costs and expenses include intersegment amounts.

(2)	Field operating costs and Segment general and administrative expenses exclude equity-indexed compensation expense, which is presented separately in the table above.

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

Revenues and Volumes. As noted in the table above, our Facilities segment revenues increased by $19 million and $28 million for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015, respectively. Total volumes increased for both comparative periods presented. Our Facilities segment results for the comparative periods were impacted by:

•
Crude Oil Storage — Revenues increased by $5 million and $23 million for the three and nine months ended September 30, 2016, respectively, as compared to the three and nine months ended September 30, 2015 primarily due to (i) increased utilization at certain of our West Coast terminals and (ii) aggregate capacity expansions of approximately 5 million barrels at our St. James and Cushing terminals. Such increases were partially offset by lower results due to the sale of certain of our East Coast terminals in April 2016.

•
Rail Terminals — Revenues decreased by $1 million and $16 million for the three and nine month comparative periods, respectively, primarily due to lower volumes at our U.S. terminals as a result of production declines in the Bakken and less favorable market conditions, partially offset by revenue associated with minimum volume commitments entered into during 2016 at certain of our terminals, and revenues and volumes from our Canadian NGL rail terminal that came online in April 2016. The three-month comparative period was further favorably impacted by the recognition of revenue associated with minimum volume commitments that had been deferred in prior quarters of 2016.

•
NGL Storage, NGL Fractionation and Canadian Natural Gas Processing — Revenues increased by $18 million and $25 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015 primarily due to (i) contributions from the Western Canada NGL assets we acquired in August 2016 and (ii) higher fees at certain of our NGL storage and fractionation facilities. For the nine-month comparative period, such increases were partially offset by unfavorable foreign exchange impacts of approximately $10 million.

Field Operating Costs. Field operating costs (excluding equity-indexed compensation expense) decreased for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 primarily due to lower costs related to contract services, primarily at our rail terminals and, to a lesser extent, at our processing facilities, as well as the impact of the sale of certain of our East Coast terminals in April 2016. The nine-month comparative period was also impacted by lower utilities costs and a favorable foreign exchange impact of $5 million. These decreases were partially offset by an increase in operating costs due to the Western Canada NGL assets acquired in August 2016.

General and Administrative Expenses. General and administrative expenses (excluding equity-indexed compensation expense) decreased for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 primarily due to cost reduction efforts and lower costs incurred for legal fees.

Maintenance Capital. The decrease in maintenance capital for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to lower spending on various tank and other maintenance capital projects, partially due to the timing of certain 2015 projects at our NGL storage and fractionation facilities.

Supply and Logistics Segment

Our revenues from supply and logistics activities reflect the sale of gathered and bulk-purchased crude oil, as well as sales of NGL volumes purchased from suppliers and natural gas sales attributable to the activities performed by our natural gas storage commercial optimization group. Generally, our segment profit is impacted by (i) increases or decreases in our Supply and Logistics segment volumes (which consist of lease gathering crude oil purchases volumes, NGL sales volumes and waterborne cargos), (ii) the effects of competition on our lease gathering margins and (iii) the overall volatility and strength or weakness of market conditions and the allocation of our assets among our various risk management strategies. In addition, the execution of our risk management strategies in conjunction with our assets can provide upside in certain markets. Although segment profit may be adversely affected during certain transitional periods as discussed further below, our crude oil and NGL supply, logistics and distribution operations are not directly affected by the absolute level of prices, but are affected by overall levels of supply and demand for crude oil and NGL and relative fluctuations in market-related indices.

The following tables set forth our operating results from our Supply and Logistics segment:

Operating Results (1)	Three Months Ended September 30,		Favorable/(Unfavorable)Variance		Nine Months Ended September 30,		Favorable/ (Unfavorable) Variance
(in millions, except per barrel data)	2016	2015	$	%	2016	2015	$	%
Revenues	$4,879	$5,254	$(375)	(7)%	$13,353	$17,238	$(3,885)	(23)%
Purchases and related costs (2)	(4,788)	(5,032)	244	5%	(13,031)	(16,553)	3,522	21%
Field operating costs (3)	(70)	(110)	40	36%	(226)	(338)	112	33%
Equity-indexed compensation expense - operations	—	—	—	N/A	(1)	—	(1)	N/A
Segment general and administrative expenses (3) (4)	(23)	(26)	3	12%	(72)	(79)	7	9%
Equity-indexed compensation (expense)/benefit - general and administrative	(4)	1	(5)	(500)%	(10)	(10)	—	—%
Segment profit/(loss)	$(6)	$87	$(93)	(107)%	$13	$258	$(245)	(95)%
Maintenance capital	$3	$2	$(1)	(50)%	$10	$5	$(5)	(100)%
Segment profit/(loss) per barrel	$(0.06)	$0.84	$(0.90)	(107)%	$0.04	$0.81	$(0.77)	(95)%

Average Daily Volumes	Three Months Ended September 30,		Favorable/(Unfavorable)Variance		Nine Months Ended September 30,		Favorable/ (Unfavorable) Variance
(in thousands of barrels per day)	2016	2015	Volumes	%	2016	2015	Volumes	%
Crude oil lease gathering purchases	883	927	(44)	(5)%	894	958	(64)	(7)%
NGL sales	207	183	24	13%	230	209	21	10%
Waterborne cargos	8	4	4	100%	7	1	6	600%
Supply and Logistics segment total	1,098	1,114	(16)	(1)%	1,131	1,168	(37)	(3)%
___________________________________________

(1)	Revenues and costs include intersegment amounts.

(2)
Purchases and related costs include interest expense (related to hedged inventory purchases) of $5 million and $1 million for the three months ended September 30, 2016 and 2015, respectively, and $10 million and $4 million for the nine months ended September 30, 2016 and 2015, respectively.

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

The following table presents the range of the NYMEX WTI benchmark price of crude oil (in dollars per barrel):

	NYMEX WTI Crude Oil Price
	Low	High
Three months ended September 30, 2016	$40	$49
Three months ended September 30, 2015	$38	$57

Nine months ended September 30, 2016	$26	$51
Nine months ended September 30, 2015	$38	$61

Because the commodities that we buy and sell are generally indexed to the same pricing indices for both sales and purchases, revenues and costs related to purchases will fluctuate with market prices. However, the margins related to those sales and purchases will not necessarily have a corresponding increase or decrease. The absolute amount of our revenues and purchases decreased for the three and nine months ended September 30, 2016 compared to the same periods in 2015 due to lower crude oil and NGL prices.

Generally, we expect a base level of earnings from our Supply and Logistics segment from the assets employed by this segment. This base level may be optimized and enhanced when there is a high level of market volatility, favorable basis differentials and/or a steep contango or backwardated market structure. During certain transitional periods, such as this extended period of lower crude oil prices, the ability to generate above base level earnings is challenging, and taking into account the over-capacity of midstream assets and increased competition that currently exists in most crude oil producing regions, generating even baseline level performance is challenging. Our NGL operations are also impacted by similar competitive pressures. In addition, our NGL operations are sensitive to weather-related demand, particularly during the approximate five-month peak heating season of November through March, and temperature differences from period-to-period may have a significant effect on NGL demand and thus our financial performance.

The following is a discussion of items impacting Supply and Logistics segment profit and segment profit per barrel for the periods indicated.

Net Revenues and Volumes. Our Supply and Logistics segment revenues, net of purchases and related costs, decreased by $131 million and $363 million for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015, respectively. The following summarizes the significant items impacting the comparative periods:

•
Crude Oil Operations — Net revenues from our crude oil supply and logistics activities decreased for the three and nine months ended September 30, 2016 as compared to the same 2015 periods, primarily due to increased competition, largely due to overbuilt infrastructure underwritten with volume commitments and the effect of such on differentials, as well as volume declines in certain areas, that have negatively impacted our unit margins.

•
NGL Operations — Net revenues from our NGL operations decreased for the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015, largely due to (i) higher storage and processing fees for the 2016 periods and (ii) higher supply costs driven by competition. The nine-month comparative period was further unfavorably impacted by softer propane sales margins in the first quarter of 2016 versus the first quarter of 2015 resulting from a shorter and milder winter.

•
Foreign Exchange Impacts — Our results are impacted by fluctuations in the value of CAD to USD, resulting in foreign exchange gains and losses on U.S. denominated net assets within our Canadian operations. The changes in exchange rates during each period resulted in a unfavorable variances of $1 million and $32 million for the three and nine months ended September 30, 2016 compared to the three and months ended September 30, 2015, respectively.

Furthermore, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, the depreciation of CAD relative to USD resulted in lower USD costs of approximately $15 million. Such costs were primarily associated with intercompany facility fees and were largely offset in our Facilities segment results.

•
Impact from Certain Derivative Activities, Net of Inventory Valuation Adjustments — The mark-to-market of certain of our derivative activities impacted our net revenues as shown in the table below (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Variance	2016	2015	Variance
Gains/(losses) from certain derivative activities net of inventory valuation adjustments (1)	$52	$43	$9	$(196)	$(116)	$(80)
___________________________________________

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

•
Long-Term Inventory Costing Adjustment — Our operating results are impacted by changes in the weighted average cost of our crude oil and NGL inventory pools that result from price movements during the periods. Such costing adjustments resulted in unfavorable impacts of $38 million and $47 million for the three months ended September 30, 2016 and 2015, respectively, and favorable impacts of $6 million and unfavorable impacts of $62 million for the nine months ended September 30, 2016 and 2015, respectively, due to price changes during each period. These costing adjustments related to long-term inventory necessary to meet our minimum inventory requirements in third-party assets and other working inventory that was needed for our commercial operations. We consider this inventory necessary to conduct our operations and we intend to carry this inventory for the foreseeable future.

Field Operating Costs. The decrease in field operating costs (excluding equity-indexed compensation expense) for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 was primarily due to a combination of (i) lower lease gathering volumes, (ii) shorter truck hauls and reduced use of third party trucking services as pipeline expansion projects were placed into service and (iii) a decrease in fuel prices.

General and Administrative Expenses. The decrease in general and administrative expenses (excluding equity-indexed compensation expense) for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 was primarily due to lower salary and other personnel costs and reduced spending on legal fees.

Other Income and Expenses

Depreciation and Amortization

Depreciation and amortization expense for the three and nine months ended September 30, 2016 includes net gains of approximately $84 million and $99 million, respectively, which were primarily associated with non-core asset sales and joint venture formations during the periods. Excluding such gains, depreciation and amortization expense increased for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 primarily due to additional depreciation expense associated with various capital expansion projects completed since the 2015 periods and the write off of costs associated with the discontinuation of certain projects during 2016. Additionally, the nine-month comparative period was impacted in the second quarter of 2016 by impairment losses of approximately $80 million associated with certain of our rail and other terminal assets and an $18 million charge related to assets taken out of service.

Interest Expense

The increase in interest expense for the three and nine months ended September 30, 2016 over the three and nine months ended September 30, 2015 was primarily due to a higher weighted average debt balance largely driven by PAA's August 2015 $1.0 billion senior note issuance, partially offset by the maturity of $150 million and $400 million of PAA's senior notes in June 2015 and September 2015, respectively, and PAA's $175 million senior notes in August 2016.

Other Income/(Expense), Net

Other income/(expense), net for the three and nine months ended September 30, 2016 was impacted by gains of $17 million and $42 million, respectively, related to the mark-to-market adjustment of the Preferred Distribution Rate Reset Option. See Note 9 to our Condensed Consolidated Financial Statements for additional information. Excluding such gains, Other income/(expense), net in each of the periods presented was primarily comprised of foreign currency gains or losses related to revaluations of CAD-denominated interest receivables associated with intercompany notes.

 Income Tax Expense

Income tax expense decreased for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 primarily due to (i) lower year over year income as impacted by fluctuations in derivative mark-to-market valuations in our Canadian operations, partially offset by Canadian audit adjustments and (ii) deferred tax benefits recorded in the second quarter of 2016 related to return-to-accrual adjustments and a Louisiana law change enacted during the quarter. The decrease in income tax expense for the nine month comparative period was also due to the cumulative revaluation of Canadian net deferred tax liabilities resulting from a 2% Alberta, Canada provincial tax rate increase in the second quarter of 2015. The decreases for the three and nine month comparative periods were partially offset by higher deferred tax expense associated with the amortization of our deferred tax asset.

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

However, the combination during such period of surging North American liquids production, relatively flat liquids production for the rest of the world and relatively modest growth in global liquids demand led to a supply imbalance, which in turn led to a significant and rapid reduction in petroleum prices. While we believe that our business model and asset base have minimal direct exposure to petroleum prices, our performance is influenced by certain differentials and overall North American production levels, which in turn are impacted by major price movements. The meaningful decrease in crude oil price levels during the second half of 2014 and throughout 2015 relative to the levels experienced during 2013 and the first half of 2014 have led many producers, including North American producers, to significantly scale back capital programs. As a result, during 2015 and through the third quarter of 2016, the rate of growth of North American crude oil production slowed significantly and production levels began to decrease in many areas as producers have taken rigs out of service and deferred completions at an increased rate. While the recent increase in crude oil prices has led to increased rig activity in a few areas where we now anticipate production levels to increase, most notably the Permian Basin in West Texas and the STACK resource play in Oklahoma, the overall pace and depth of the reduction in drilling and completion activities by producers has been greater than anticipated by many market participants and observers; since the beginning of 2015, onshore rig counts for the lower 48 States have decreased approximately 70%. As a result of the combined effect of such overall reduced activity levels and the high decline rates for many of the producing wells that contribute towards current lower 48 onshore production levels, crude oil production declines are expected to continue during 2016 and potentially beyond in a number of onshore plays. While we believe that the larger North American resource base remains intact and will ultimately be developed, such production will likely take place at a slower pace and previously anticipated peak production levels will likely be reduced. This slowdown and reduction in North American production coupled with past increases in infrastructure has led to a compression of basis differentials in a number of locations. Furthermore, many of these new infrastructure projects are supported by long-term minimum volume commitments whereby the shipper, based on an expectation of continued volume growth, has agreed to ship and pay for certain stated volumes. In many cases, the volume owned or controlled by a shipper is meaningfully below such shipper's shipping commitment, resulting in increased competition for the marginal uncommitted barrel, which has led to margin compression. In general, the impact of such developments has been more severe on us than we anticipated, in part due to infrastructure overbuild, but more critically the significant level of contractual overcommitments that has intensified the level of competition for the marginal barrel. This transitioning crude oil market presents challenges to both us and the overall midstream industry, and while we believe our integrated business model gives us competitive advantages, we may see a lower rate of cash flow and distribution growth than we would have otherwise experienced over the next several years. In addition, increased competition and compressed differentials may drive lower volumes and lower unit margins in parts of our business, particularly our Supply and Logistics segment.

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

Liquidity and Capital Resources

General

On a consolidated basis, our primary sources of liquidity are (i) cash flow from operating activities, (ii) borrowings under the credit facilities or the PAA commercial paper program and (iii) funds received from PAA’s sales of equity and debt securities. Our primary cash requirements include, but are not limited to, (i) ordinary course of business uses, such as the payment of amounts related to the purchase of crude oil, NGL and other products and other expenses and interest payments on outstanding debt, (ii) expansion and maintenance activities, (iii) acquisitions of assets or businesses, (iv) repayment of principal on long-term debt and (v) distributions to our Class A shareholders and noncontrolling interests. We generally expect to fund our short-term cash requirements through cash flow generated from operating activities and/or borrowings under the PAA commercial paper program or the credit facilities. In addition, we generally expect to fund our long-term needs, such as those resulting from expansion activities or acquisitions and refinancing long-term debt, through a variety of sources (either separately or in combination), which may include the sources mentioned above as funding for short-term needs and/or the issuance of additional PAA equity or debt securities. From time to time, we may also complete strategic divestitures, including non-core asset sales and/or sales of partial interests in assets to strategic partners. As of September 30, 2016, although we had a working capital deficit of $303 million, we had approximately $2.6 billion of liquidity available to meet our ongoing operating, investing and financing needs, subject to continued covenant compliance, as noted below (in millions):

As of September 30, 2016
Availability under PAA senior unsecured revolving credit facility (1) (2)	$1,583
Availability under PAA senior secured hedged inventory facility (1) (2)	644
Availability under PAA senior unsecured 364-day revolving credit facility	1,000
Amounts outstanding under under PAA commercial paper program	(756)
Subtotal	2,471
Availability under AAP senior secured revolving credit facility	72
Cash and cash equivalents	34
Total	$2,577
___________________________________________

(1)	Represents availability prior to giving effect to amounts outstanding under the PAA commercial paper program, which reduce available capacity under the facilities.

(2)
Available capacity under the PAA senior unsecured revolving credit facility and the PAA senior secured hedged inventory facility was reduced by outstanding letters of credit of $17 million and $30 million, respectively.

We believe that we have, and will continue to have, the ability to access the PAA commercial paper program and credit facilities, which we use to meet our short-term cash needs. We believe that our financial position remains solid and we have sufficient liquidity; however, extended disruptions in the financial markets and/or energy price volatility that adversely affect our business may have a materially adverse effect on our financial condition, results of operations or cash flows. Also, see Item 1A. “Risk Factors” of our 2015 Annual Report on Form 10-K for further discussion regarding such risks that may impact our liquidity and capital resources. Usage of the PAA credit facilities, which provide the backstop for the PAA commercial paper program, and the AAP credit facility is subject to ongoing compliance with covenants. As of September 30, 2016, PAA and AAP were in compliance with all such covenants.

Cash Flow from Operating Activities

For a comprehensive discussion of the primary drivers of cash flow from operating activities, including the impact of varying market conditions and the timing of settlement of our derivatives, see Item 7. “Liquidity and Capital Resources—Cash Flow from Operating Activities” included in our 2015 Annual Report on Form 10-K.

Net cash provided by operating activities for the first nine months of 2016 and 2015 was $630 million and $1.2 billion, respectively, and primarily resulted from earnings from our operations. Additionally, during the nine months ended September 30, 2016, we increased our inventory levels and margin balances required as part of our hedging activities that were funded by short-term debt, resulting in an unfavorable impact on our cash provided by operating activities.

Minimum Volume Commitments. We have certain agreements that require counterparties to deliver, transport or throughput a minimum volume over an agreed upon period. Some of these agreements include make-up rights if the minimum volume is not met.  At September 30, 2016, counterparty deficiencies associated with agreements that include minimum volume commitments totaled $83 million. We record a receivable from the counterparty in the period that services are provided or when the transaction occurs, including amounts for deficiency obligations from counterparties associated with minimum volume commitments. If a counterparty has a make-up right associated with a deficiency, we defer the revenue attributable to the counterparty make-up right and subsequently recognize the revenue at the earlier of when the deficiency volume is delivered or shipped, when the make-up right expires or when it is determined that the counterparty’s ability to utilize the make-up right is remote. Deferred revenue associated with non-performance under minimum volume contracts could be significant and could adversely affect our profitability and earnings, but generally does not impact our liquidity.

As of September 30, 2016, we had deferred revenue associated with minimum volume commitments of $72 million. In addition to the amounts recorded as deferred revenue, as of September 30, 2016, there was $11 million of accrued deficiencies for which the counterparties had not met their contractual minimum commitments, but we had not yet billed or collected such amounts.

Acquisitions, Capital Expenditures and Divestitures

In addition to our operating needs discussed above, on a consolidated basis, we also use cash for our acquisition activities and capital projects. We have made and will continue to make capital expenditures for acquisitions, expansion capital and maintenance capital.

Acquisitions and Divestitures. During the nine months ended September 30, 2016 and 2015, we paid cash of $282 million (net of cash acquired of $7 million) and $104 million, respectively, for acquisitions. The acquisitions for the nine months ended September 30, 2016 included an integrated system of NGL assets in Western Canada for a cash purchase price of approximately $204 million. In addition, during the first nine months of 2016, we completed the sale of various non-core assets, as well as the sale of 50% of our investment in each of Cheyenne Pipeline LLC and STACK Pipeline LLC, for cash proceeds of $638 million. We have signed definitive agreements to sell additional non-core assets, which we expect to be consummated in the fourth quarter of 2016 or the first half of 2017, subject to customary closing conditions, as applicable.

2016 Capital Projects. We invested approximately $1.065 billion in midstream infrastructure during the nine months ended September 30, 2016. See “—Acquisitions and Capital Projects” for detail of our projected capital expenditures for the year ending December 31, 2016. We expect the majority of funding for our 2016 capital program will be provided by the proceeds from PAA’s January 2016 Series A preferred unit offering, the sale of various non-core assets throughout the year, the issuance of PAA common units under its continuous offering program and through the potential issuance of long-term debt by PAA.

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

PAA Registration Statements. PAA periodically accesses the capital markets for both equity and debt financing. PAA has filed with the SEC a universal shelf registration statement that, subject to effectiveness at the time of use, allows PAA to issue up to an aggregate of $2.0 billion of debt or equity securities (“Traditional Shelf”). At September 30, 2016, PAA had

approximately $1.7 billion of unsold securities available under the Traditional Shelf. PAA also has access to a universal shelf registration statement (“WKSI Shelf”), which provides it with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and capital needs. PAA did not conduct any offerings under the WKSI Shelf during the nine months ended September 30, 2016.

PAA Continuous Offering Program. During the nine months ended September 30, 2016, PAA issued an aggregate of approximately 9.9 million common units under its continuous offering program, generating proceeds of $283 million, net of $2 million of commissions paid to sales agents. The net proceeds from sales were used for general partnership purposes. Subsequent to September 30, 2016, PAA sold an additional 4.9 million common units under its continuous offering program, generating proceeds of $151 million, net of $2 million of commissions to sales agents.

PAA Series A Preferred Unit Issuance. On January 28, 2016, PAA completed the private placement of approximately 61.0 million PAA Series A preferred units at a price of $26.25 per unit resulting in total net proceeds, after deducting offering expenses and the 2% transaction fee due to the purchasers, of approximately $1.6 billion. We used the net proceeds for capital expenditures, repayment of debt and general partnership purposes.

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

Credit Agreements, Commercial Paper Program and Indentures. The PAA credit agreements (which impact the ability to access the PAA commercial paper program because they provide the backstop that supports PAA’s short-term credit ratings), the AAP credit agreement and the indentures governing PAA’s senior notes contain cross-default provisions. A default under the credit agreements would permit the lenders to accelerate the maturity of the outstanding debt. As long as PAA and AAP are in compliance with the provisions in the credit agreements, their ability to make distributions of available cash is not restricted. As of September 30, 2016, PAA and AAP were in compliance with the covenants contained in the credit agreements and indentures.

On a consolidated basis, during the nine months ended September 30, 2016, we had net repayments on the credit agreements and PAA commercial paper program of $149 million. The net repayments resulted primarily from cash flow from operating activities and cash received from equity activities, which offset borrowings during the period related to funding needs for (i) inventory purchases and related margin balances required as part of our hedging activities, (ii) capital investments, (iii) repayment of PAA's $175 million senior notes in August 2016 and (iv) other general partnership purposes.

During the nine months ended September 30, 2015, we had net borrowings under credit agreements and the PAA commercial paper program of $174 million. These net borrowings resulted primarily from funding needs for (i) internal capital projects, (ii) repayment of PAA senior notes that matured during 2015 and (iii) other general partnership purposes, and were partially offset by repayments from cash received from PAA's debt and equity activities.

In August 2016, PAA extended the maturity dates of its senior unsecured revolving credit facility, senior secured hedged inventory facility and 364-day credit facility to August 2021, August 2019 and August 2017, respectively.

In August 2016, PAA's $175 million, 5.88% senior notes matured and were repaid with cash on hand and proceeds from borrowings under the PAA commercial paper program.

PAA's $400 million, 6.13% senior notes will mature in January 2017. We intend to use borrowings under the PAA commercial paper program or credit facilities to repay these senior notes when they mature.

 Distributions to Our Class A Shareholders and Noncontrolling Interests

Distributions to our Class A shareholders. We distribute 100% of our available cash within 55 days following the end of each quarter to Class A shareholders of record. Available cash is generally defined as all of our cash and cash equivalents on hand at the end of each quarter less reserves established in the discretion of our general partner for future requirements. On November 14, 2016, we will pay a quarterly distribution of $0.2065 per Class A share, which equates to a 10.6% reduction to the quarterly distribution paid in August 2016. See Note 8 to our Condensed Consolidated Financial Statements for details of distributions paid during or pertaining to the first nine months of 2016. Also, see Item 5. “Market for Registrant’s Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities—Cash Distribution Policy” included in our 2015 Annual Report on Form 10-K for additional discussion regarding distributions.

Distributions to noncontrolling interests. Distributions to noncontrolling interests represent amounts paid on interests in consolidated entities that are not owned by us. During the nine months ended September 30, 2016 and 2015, we paid distributions of approximately $1.1 billion and $1.1 billion, respectively, to noncontrolling interests.

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

Simplification Transactions

On July 11, 2016, PAGP, PAA, AAP, PAA GP, GP LLC and GP Holdings entered into a Simplification Agreement pursuant to which, upon closing, in exchange for the issuance by PAA to AAP of approximately 245.5 million common units representing limited partner interests in PAA (“PAA Common Units”) and the assumption by PAA of AAP’s outstanding debt (as of September 30, 2016, approximately $603 million but expected to be approximately $641 million as of November 15, 2016), AAP will contribute the IDRs to PAA and PAA GP’s 2% economic general partner interest in PAA will be converted into a non-economic general partner interest in PAA. Following the closing of the transactions contemplated by the Simplification Agreement (the “Simplification Transactions”), which is expected to occur on November 15, 2016, both PAGP and PAA will continue to be publicly traded.

Pursuant to the terms of the Simplification Agreement, AAP agreed that if (i) the closing of the Simplification Transactions does not occur prior to the record date for PAA’s distribution of available cash in respect of the third quarter of 2016 and (ii) the amount of such distribution is below a quarterly level of $0.70 per common unit, AAP will borrow funds under its existing credit agreement as necessary to make a special “true-up” distribution to AAP’s unitholders that, when added to the distributions to be paid to AAP in respect of its indirect 2% general partner interest and IDRs, equals the total distribution such unitholders would have received had the closing of the Simplification Transactions occurred prior to such third quarter record date. As the Simplification Transactions did not close prior to the PAA third quarter distribution record date of October 31, 2016 and PAA declared a quarterly distribution of $0.55 per common unit for its third quarter distribution, it is currently estimated that the incremental borrowings that will be made by AAP will be approximately $33 million.

The consummation of the matters contemplated by the Simplification Agreement is subject to customary closing conditions and may be terminated under certain conditions. On September 26, 2016, we announced November 15, 2016 as the date for the special meeting of our shareholders to consider and vote upon a proposal to approve the Simplification Transactions. Our Class A and Class B shareholders of record at the close of business on September 30, 2016 will be entitled to vote at the special meeting. See Note 15 to our Condensed Consolidated Financial Statements for additional discussion of the Simplification Transactions.

These transactions are among consolidated subsidiaries of PAGP that are considered entities under common control. As such, in accordance with FASB guidance, these transactions will be recognized at carrying value. Additionally, the transactions will be accounted for as equity transactions in accordance with FASB guidance.

Contingencies

For a discussion of contingencies that may impact us, see Note 12 to our Condensed Consolidated Financial Statements.

Commitments

Contractual Obligations. In the ordinary course of doing business, we purchase crude oil and NGL from third parties under contracts, the majority of which range in term from thirty-day evergreen to five years, with a limited number of contracts with remaining terms extending up to approximately nine years. We establish a margin for these purchases by entering into various types of physical and financial sale and exchange transactions through which we seek to maintain a position that is substantially balanced between purchases on the one hand and sales and future delivery obligations on the other. In addition, we enter into similar contractual obligations in conjunction with our natural gas operations. The table below includes purchase obligations related to these activities. Where applicable, the amounts presented represent the net obligations associated with our counterparties (including giving effect to netting buy/sell contracts and those subject to a net settlement arrangement). We do not expect to use a significant amount of internal capital to meet these obligations, as the obligations will be funded by corresponding sales to entities that we deem creditworthy or who have provided credit support we consider adequate.

The following table includes our best estimate of the amount and timing of these payments as well as others due under the specified contractual obligations as of September 30, 2016 (in millions):

	Remainder of 2016	2017	2018	2019	2020	2021 and Thereafter	Total
Long-term debt, including current maturities and related interest payments (1)	$622	$860	$1,034	$1,249	$1,446	$11,041	$16,252
Leases (2)	53	190	161	140	119	499	1,162
Other obligations (3)	249	566	222	168	146	613	1,964
Subtotal	924	1,616	1,417	1,557	1,711	12,153	19,378
Crude oil, natural gas, NGL and other purchases (4)	1,911	2,661	1,869	1,672	1,190	4,430	13,733
Total	$2,835	$4,277	$3,286	$3,229	$2,901	$16,583	$33,111
___________________________________________

(1)
Includes debt service payments, interest payments due on PAA’s senior notes, interest payments on long-term borrowings outstanding under the AAP credit agreement and the commitment fee on assumed available capacity under the PAA revolving credit facilities and long-term borrowings under the PAA commercial paper program. Although there may be short-term borrowings under the PAA credit facilities and the PAA commercial paper program, we historically repay and borrow at varying amounts. As such, we have included only the maximum commitment fee (as if no short-term borrowings were outstanding on the PAA credit facilities or the PAA commercial paper program) in the amounts above. Contingent upon the closing of the Simplification Transactions, the maturity date of the borrowings under the AAP credit agreement will be accelerated from 2020 to 2017 or earlier. See Note 15 to our Condensed Consolidated Financial Statements for additional discussion of the Simplification Transactions.

(2)	Leases are primarily for (i) surface rentals, (ii) office rent, (iii) pipeline assets and (iv) trucks, trailers and railcars. Includes both capital and operating leases as defined by FASB guidance.

(3)
Includes (i) other long-term liabilities, (ii) storage, processing and transportation agreements and (iii) non-cancelable commitments related to our capital expansion projects, including projected contributions for our share of the capital spending of our equity method investments. The transportation agreements include approximately $875 million associated with an agreement to transport crude oil on a pipeline that is owned by an equity method investee, in which we own a 50% interest. Our commitment to transport is supported by crude oil buy/sell agreements with third parties (including Oxy) with commensurate quantities.

(4)
Amounts are primarily based on estimated volumes and market prices based on average activity during September 2016. The actual physical volume purchased and actual settlement prices will vary from the assumptions used in the table. Uncertainties involved in these estimates include levels of production at the wellhead, weather conditions, changes in market prices and other conditions beyond our control.

Letters of Credit. In connection with supply and logistics activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase of crude oil, NGL and natural gas. Additionally, we issue letters of credit to support insurance programs, derivative transactions and construction activities. At September 30, 2016 and December 31, 2015, we had outstanding letters of credit of approximately $47 million and $46 million, respectively.

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

The fair value of our commodity derivatives and the change in fair value as of September 30, 2016 that would be expected from a 10% price increase or decrease is shown in the table below (in millions):

	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease
Crude oil	$(18)	$(75)	$75
Natural gas	(4)	$3	$(3)
NGL and other	(44)	$(56)	$56
Total fair value	$(66)

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

Interest Rate Risk

Our use of variable rate debt and any forecasted issuances of fixed rate debt expose us to interest rate risk. Therefore, from time to time, we use interest rate derivatives to hedge interest rate risk associated with anticipated interest payments and, in certain cases, outstanding debt instruments. All of PAA’s senior notes are fixed rate notes and thus are not subject to interest rate risk. Our variable rate debt outstanding at September 30, 2016, approximately $2.1 billion, was subject to interest rate re-sets of one month or less. The average interest rate on variable rate debt that was outstanding during the nine months ended September 30, 2016 was 1.6%, based upon rates in effect during such period. The fair value of our interest rate derivatives was a liability of $175 million as of September 30, 2016. A 10% increase in the forward LIBOR curve as of September 30, 2016 would have resulted in an increase of $33 million to the fair value of our interest rate derivatives. A 10% decrease in the forward LIBOR curve as of September 30, 2016 would have resulted in a decrease of $33 million to the fair value of our interest rate derivatives. See Note 9 to our Condensed Consolidated Financial Statements for a discussion of our interest rate risk hedging activities.

Currency Exchange Rate Risk

We use foreign currency derivatives to hedge foreign currency exchange rate risk associated with our exposure to fluctuations in the USD-to-CAD exchange rate. Because a significant portion of our Canadian business is conducted in CAD and, at times, a portion of our debt is denominated in CAD, we use certain financial instruments to minimize the risks of unfavorable changes in exchange rates. These instruments include foreign currency exchange contracts, forwards and options. The fair value of our foreign currency derivatives was a liability of $3 million as of September 30, 2016. A 10% increase in the exchange rate (USD-to-CAD) would have resulted in a decrease of $13 million to the fair value of our foreign currency derivatives. A 10% decrease in the exchange rate (USD-to-CAD) would have resulted in an increase of $13 million to the fair value of our foreign currency derivatives. See Note 9 to our Condensed Consolidated Financial Statements for a discussion of our currency exchange rate risk hedging.

Preferred Distribution Rate Reset Option

The Preferred Distribution Rate Reset Option of PAA’s Series A preferred units is an embedded derivative that must be bifurcated from the related host contract, PAA’s partnership agreement, and recorded at fair value in our Condensed Consolidated Balance Sheets. The valuation model utilized for this embedded derivative contains inputs including PAA’s common unit price, ten-year U.S. treasury rates and default probabilities to ultimately calculate the fair value of PAA’s Series A preferred units with and without the Preferred Distribution Rate Reset Option. The fair value of this embedded derivative was a liability of $18 million as of September 30, 2016. A 10% increase in the fair value would have an impact of $2 million. A 10% decrease in the fair value would also have an impact of $2 million. See Note 9 to our Condensed Consolidated Financial Statements for a discussion of embedded derivatives.

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

Applicable SEC rules require an evaluation of the effectiveness of our DCP. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our DCP as of September 30, 2016, the end of the period covered by this report, and, based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our DCP is effective.

Changes in Internal Control over Financial Reporting

In addition to the information concerning our DCP, we are required to disclose certain changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Certifications

The certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) are filed with this report as Exhibits 31.1 and 31.2. The certifications of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 are furnished with this report as Exhibits 32.1 and 32.2.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

The information required by this item is included under the caption “Legal Proceedings — General” in Note 12 to our Condensed Consolidated Financial Statements, and is incorporated herein by reference thereto.

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

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with our IPO and related transactions, the former owners of Plains All American GP LLC (the “Legacy Owners”) acquired the following interests (collectively, the “Stapled Interests”): (i) AAP units representing an economic limited partner interest in AAP; (ii) general partner units representing a non-economic membership interest in our general partner; and (iii) Class B shares representing a non-economic limited partner interest in us. The Legacy Owners and any permitted transferees of their Stapled Interests have the right to exchange (the “Exchange Right”) all or a portion of such Stapled Interests for an equivalent number of Class A shares. In connection with the exercise of the Exchange Right, the Stapled Interests are transferred to us and the applicable Class B shares are canceled. Although we issue one Class A share for each Stapled Interest that is exchanged, we also receive one AAP unit and one general partner unit. Additionally, a holder of vested AAP Management Units is entitled to convert his or her AAP Management Units into AAP units and a like number of our Class B shares based on a conversion ratio calculated in accordance with the AAP limited partnership agreement. Following any such conversion, the holder will have the Exchange Right for our Class A shares. Holders of AAP Management Units who convert such units into AAP units and our Class B shares will not receive general partner units and thus will not need to include any general partner units in a transfer to us upon exercise of their Exchange Right. During the three months ended September 30, 2016, certain AAP unitholders or their permitted transferees exercised the Exchange Right, which resulted in the issuance of 1,320,189 Class A shares. The issuance of Class A shares in connection with the exercise of the Exchange Right was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

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

November 8, 2016

	By:	/s/ Al Swanson
Al Swanson,
Executive Vice President and Chief Financial Officer of PAA GP Holdings LLC (Principal Financial Officer)

November 8, 2016

	By:	/s/ Chris Herbold
Chris Herbold,
Vice President—Accounting and Chief Accounting Officer of PAA GP Holdings LLC (Principal Accounting Officer)

November 8, 2016

EXHIBIT INDEX

2.1*	—
Simplification Agreement, dated as of July 11, 2016, by and among PAA GP Holdings LLC, Plains GP Holdings, L.P., Plains All American GP LLC, Plains AAP, L.P., PAA GP LLC and Plains All American Pipeline, L.P. (incorporated by reference to Exhibit 2.1 to PAA’s Current Report on Form 8-K filed July 14, 2016).

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
Voting Agreement, dated as of July 11, 2016, by and among Plains All American Pipeline, L.P., Plains GP Holdings, L.P. and the shareholders named therein (incorporated by reference to Exhibit 10.1 to PAA’s Current Report on Form 8-K filed July 14, 2016).

10.2	—
Third Amendment to Credit Agreement dated as of August 11, 2016 among Plains All American Pipeline, L.P. and Plains Midstream Canada ULC, as Borrowers; Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer; Wells Fargo Bank, National Association, as an L/C Issuer; and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to PAA's Current Report on Form 8-K filed August 17, 2016).

10.3	—
Second Amendment to 364-Day Credit Agreement dated as of August 11, 2016 among Plains All American Pipeline, L.P., as Borrower; Bank of America, N.A., as Administrative Agent; Citibank, N.A., JPMorgan Chase Bank N.A. and Wells Fargo Bank, National Association, as Co-Syndication Agents; DNB Bank ASA, New York Branch and Mizuho Bank Ltd., as Co-Documentation Agents; the other Lenders party thereto; and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., DNB Markets, Inc., J.P. Morgan Securities LLC, Mizuho Bank, Ltd. and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Join Bookrunners (incorporated by reference to Exhibit 10.2 to PAA's Current Report on Form 8-K filed August 17, 2016).

10.4	—
Third Amendment to Third Amended and Restated Credit Agreement dated as of August 11, 2016 among Plains Marketing, L.P. and Plains Midstream Canada ULC, as Borrowers; Plains All American Pipeline, L.P., as Guarantor; Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer; Wells Fargo Bank, National Association, as an L/C Lender; and the other Lenders party thereto (incorporated by reference to Exhibit 10.3 to PAA's Current Report on Form 8-K filed August 17, 2016).

10.5	—
Consent, Limited Waiver and Amendment to Second Amended and Restated Credit Agreement dated as of August 11, 2016 among Plains AAP, L.P., as Borrower, Citibank, N.A. as Administrative Agent, and the other Lenders party thereto. (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed August 17, 2016).

10.6 **	—
Form of PAA LTIP Grant Letter for Officers (August 2016) (incorporated by reference to Exhibit 10.5 to PAA's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed November 8, 2016).

10.7 **	—
Form of Amendment to Plains AAP, L.P. Class B Restricted Units Agreement dated August 25, 2016 (incorporated by reference to Exhibit 10.6 to PAA's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed November 8, 2016).

10.8 **	—
Amendment dated August 25, 2016 to LTIP Grant Letter dated August 24, 2015 (Willie Chiang)(incorporated by reference to Exhibit 10.7 to PAA's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed November 8, 2016).

10.9 **	—
First Amendment to Plains AAP, L.P. Class B Restricted Units Agreement dated August 25, 2016 (Willie Chiang) (incorporated by reference to Exhibit 10.8 to PAA's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed November 8, 2016).

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
___________________________________________
†          Filed herewith.
††        Furnished herewith.
*          Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request.

**	Management compensatory plan or arrangement.