Form 10-Q
period 2017-06-30
PLAINS GP HOLDINGS LP
filed 2017-08-08
CIK 1581990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________________________________________

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐ Yes  ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
 As of July 31, 2017, there were 153,472,898 Class A Shares outstanding.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$50	$50
Trade accounts receivable and other receivables, net	2,088	2,279
Inventory	936	1,343
Other current assets	457	603
Total current assets	3,531	4,275

PROPERTY AND EQUIPMENT	16,890	16,261
Accumulated depreciation	(2,552)	(2,371)
Property and equipment, net	14,338	13,890

OTHER ASSETS
Goodwill	2,596	2,344
Investments in unconsolidated entities	2,626	2,343
Deferred tax asset	2,214	1,876
Linefill and base gas	894	896
Long-term inventory	117	193
Other long-term assets, net	919	286
Total assets	$27,235	$26,103

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,351	$2,590
Short-term debt	1,114	1,715
Other current liabilities	294	361
Total current liabilities	3,759	4,666

LONG-TERM LIABILITIES
Senior notes, net of unamortized discounts and debt issuance costs	9,878	9,874
Other long-term debt	162	250
Other long-term liabilities and deferred credits	706	606
Total long-term liabilities	10,746	10,730

COMMITMENTS AND CONTINGENCIES (NOTE 12)

PARTNERS’ CAPITAL
Class A Shareholders (153,472,898 and 101,206,526 shares outstanding, respectively)	2,578	1,737
Noncontrolling interests	10,152	8,970
Total partners’ capital	12,730	10,707
Total liabilities and partners’ capital	$27,235	$26,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
REVENUES
Supply and Logistics segment revenues	$5,781	$4,648	$12,176	$8,467
Transportation segment revenues	161	170	299	323
Facilities segment revenues	136	132	270	270
Total revenues	6,078	4,950	12,745	9,060

COSTS AND EXPENSES
Purchases and related costs	5,320	4,224	10,912	7,571
Field operating costs	304	303	593	603
General and administrative expenses	69	73	145	141
Depreciation and amortization	129	205	251	320
Total costs and expenses	5,822	4,805	11,901	8,635

OPERATING INCOME	256	145	844	425

OTHER INCOME/(EXPENSE)
Equity earnings in unconsolidated entities	68	40	121	87
Interest expense (net of capitalized interest of $9, $12, $15 and $26, respectively)	(127)	(118)	(256)	(233)
Other income/(expense), net	1	25	(4)	30

INCOME BEFORE TAX	198	92	705	309
Current income tax expense	(1)	(9)	(11)	(40)
Deferred income tax expense	(23)	(1)	(119)	(10)

NET INCOME	174	82	575	259
Net income attributable to noncontrolling interests	(150)	(40)	(510)	(181)
NET INCOME ATTRIBUTABLE TO PAGP	$24	$42	$65	$78

BASIC NET INCOME PER CLASS A SHARE	$0.16	$0.41	$0.47	$0.80

DILUTED NET INCOME PER CLASS A SHARE	$0.16	$0.40	$0.47	$0.77

BASIC WEIGHTED AVERAGE CLASS A SHARES OUTSTANDING	153	100	136	98

DILUTED WEIGHTED AVERAGE CLASS A SHARES OUTSTANDING	153	234	136	245

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Net income	$174	$82	$575	$259
Other comprehensive income/(loss)	75	(73)	111	45
Comprehensive income	249	9	686	304
Comprehensive (income)/loss attributable to noncontrolling interests	(209)	32	(600)	(226)
Comprehensive income attributable to PAGP	$40	$41	$86	$78

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
(in millions)

	Derivative Instruments	Translation Adjustments	Other	Total
	(unaudited)
Balance at December 31, 2016	$(228)	$(782)	$1	$(1,009)

Reclassification adjustments	9	—	—	9
Deferred loss on cash flow hedges	(12)	—	—	(12)
Currency translation adjustments	—	114	—	114
Total period activity	(3)	114	—	111
Balance at June 30, 2017	$(231)	$(668)	$1	$(898)

	Derivative Instruments	Translation Adjustments	Total
	(unaudited)
Balance at December 31, 2015	$(203)	$(878)	$(1,081)

Reclassification adjustments	6	—	6
Deferred loss on cash flow hedges	(158)	—	(158)
Currency translation adjustments	—	197	197
Total period activity	(152)	197	45
Balance at June 30, 2016	$(355)	$(681)	$(1,036)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended June 30,
	2017	2016
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$575	$259
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	251	320
Equity-indexed compensation expense	23	26
Inventory valuation adjustments	35	3
Deferred income tax expense	119	10
Gain on foreign currency revaluation	(11)	(2)
Settlement of terminated interest rate hedging instruments	(29)	(50)
Change in fair value of Preferred Distribution Rate Reset Option (Note 10)	2	(25)
Equity earnings in unconsolidated entities	(121)	(87)
Distributions on earnings from unconsolidated entities	136	101
Other	14	6
Changes in assets and liabilities, net of acquisitions	465	(182)
Net cash provided by operating activities	1,459	379

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in connection with acquisitions, net of cash acquired	(1,281)	(85)
Investments in unconsolidated entities	(250)	(120)
Additions to property, equipment and other	(549)	(699)
Proceeds from sales of assets	389	391
Return of investment from unconsolidated entities	21	—
Other investing activities	16	(9)
Net cash used in investing activities	(1,654)	(522)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings/(repayments) under PAA commercial paper program (Note 8)	25	(844)
Net borrowings/(repayments) under PAA senior secured hedged inventory facility (Note 8)	(450)	252
Net borrowings under AAP senior secured revolving credit facility	—	34
Repayments of PAA senior notes (Note 8)	(400)	—
Net proceeds from the sale of Class A shares (Note 9)	1,535	—
Net proceeds from the sale of Series A preferred units by a subsidiary	—	1,569
Net proceeds from the sale of common units by a subsidiary (Note 9)	129	—
Distributions paid to Class A shareholders (Note 9)	(141)	(117)
Distributions paid to noncontrolling interests (Note 9)	(630)	(743)
Other financing activities	126	(5)
Net cash provided by financing activities	194	146

Effect of translation adjustment on cash	1	4

Net increase in cash and cash equivalents	—	7
Cash and cash equivalents, beginning of period	50	30
Cash and cash equivalents, end of period	$50	$37

Cash paid for:
Interest, net of amounts capitalized	$252	$231
Income taxes, net of amounts refunded	$34	$51

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(in millions)

	Class A Shareholders	Noncontrolling Interests	Total Partners’ Capital
	(unaudited)
Balance at December 31, 2016	$1,737	$8,970	$10,707
Net income	65	510	575
Cash distributions to partners	(141)	(630)	(771)
Deferred tax asset (Note 9)	393	—	393
Sales of Class A shares (Note 9)	462	1,073	1,535
Sales of common units by a subsidiary (Note 9)	13	116	129
Issuance of common units by a subsidiary for acquisition of interest in Advantage Joint Venture (Note 6)	5	35	40
Other comprehensive income	21	90	111
Other	23	(12)	11
Balance at June 30, 2017	$2,578	$10,152	$12,730

	Class A Shareholders	Noncontrolling Interests	Total Partners’ Capital
	(unaudited)
Balance at December 31, 2015	$1,762	$7,472	$9,234
Net income	78	181	259
Cash distributions to partners	(117)	(743)	(860)
Deferred tax asset	96	—	96
Change in ownership interest in connection with Exchange Right exercises	(16)	16	—
Sale of Series A preferred units by a subsidiary	—	1,509	1,509
Other comprehensive income	—	45	45
Other	(1)	7	6
Balance at June 30, 2016	$1,802	$8,487	$10,289

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1—Organization and Basis of Consolidation and Presentation

Organization

Plains GP Holdings, L.P. (“PAGP”) is a Delaware limited partnership formed in July 2013 that has elected to be taxed as a corporation for United States federal income tax purposes. PAGP does not directly own any operating assets; as of June 30, 2017, its principal sources of cash flow are derived from an indirect investment in Plains All American Pipeline, L.P. (“PAA”), a publicly traded Delaware limited partnership. As used in this Form 10-Q and unless the context indicates otherwise (taking into account the fact that PAGP has no operating activities apart from those conducted by PAA and its subsidiaries), the terms “Partnership,” “we,” “us,” “our,” “ours” and similar terms refer to PAGP and its subsidiaries.

As of June 30, 2017, PAGP owned (i) a 100% managing member interest in Plains All American GP LLC (“GP LLC”) that has also elected to be taxed as a corporation for United States federal income tax purposes and (ii) an approximate 53% limited partner interest in Plains AAP, L.P. (“AAP”) through our direct ownership of approximately 152.5 million Class A units of AAP (“AAP units”) and indirect ownership of approximately 1.0 million AAP units through GP LLC. GP LLC is a Delaware limited liability company that holds the non-economic general partner interest in AAP. AAP is a Delaware limited partnership that, as of June 30, 2017, directly owned an approximate 36% limited partner interest in PAA represented by approximately 288.3 million PAA common units. AAP is the sole member of PAA GP LLC (“PAA GP”), a Delaware limited liability company that directly holds the non-economic general partner interest in PAA.

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

•
the provision for annual shareholder meetings beginning in 2018 for the purpose of electing certain directors with expiring terms in 2018, and the participation of PAA’s common unitholders and Series A preferred unitholders in such elections through PAA’s ownership of our newly issued Class C shares, which provide PAA, as the sole holder of such

Class C shares, the right to vote in elections of eligible directors together with the holders of our Class A and Class B shares;

•
the execution by AAP of a reverse split to adjust the number of AAP units such that the number of outstanding AAP units (assuming the conversion of AAP Class B units (the “AAP Management Units”) into AAP units) equaled the number of PAA common units received by AAP at the closing of the Simplification Transactions. Simultaneously, we executed a reverse split to adjust the number of Class A and Class B shares outstanding to equal the number of AAP units we own following AAP’s reverse unit split. These reverse splits, along with the Omnibus Agreement, resulted in economic alignment between our Class A shareholders and PAA’s common unitholders, such that the number of outstanding Class A shares equals the number of AAP units owned by us, which in turn equals the number of PAA common units held by AAP that are attributable to our interest in AAP. The Plains Entities also entered into an Omnibus Agreement, pursuant to which such one-to-one relationship will be maintained subsequent to the closing of the Simplification Transactions; and

•
the creation of a right for certain holders of the AAP units to cause AAP to redeem such AAP units in exchange for an equal number of PAA common units held by AAP. Holders of AAP units other than us and GP LLC continue to have the right to exchange their AAP units (together with the corresponding Class B shares and, if applicable, units of our general partner) for our Class A shares on a one-for-one basis.

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

Basis of Consolidation and Presentation

The accompanying unaudited condensed consolidated interim financial statements and related notes thereto should be read in conjunction with our 2016 Annual Report on Form 10-K. The accompanying condensed consolidated financial statements include the accounts of PAGP and all of its wholly owned subsidiaries and those entities that it controls. Investments in entities over which we have significant influence but not control are accounted for by the equity method. We apply proportionate consolidation for pipelines and other assets in which we own undivided joint interests. The financial statements have been prepared in accordance with the instructions for interim reporting as set forth by the SEC. All adjustments (consisting only of normal recurring adjustments) that in the opinion of management were necessary for a fair statement of the results for the interim periods have been reflected. All significant intercompany transactions have been eliminated in consolidation, and certain reclassifications have been made to information from previous years to conform to the current presentation. The condensed consolidated balance sheet data as of December 31, 2016 was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and six months ended June 30, 2017 should not be taken as indicative of results to be expected for the entire year.

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

Upon the completion of the Simplification Transactions, our governance and corporate structure was modified, and based on the guidance contained in ASC 810-10-35-4, we reconsidered our prior determination that our subsidiaries, AAP and PAA, were VIEs. Based on the analysis performed at that time, we concluded that both entities were no longer VIEs. Therefore we concluded that AAP and PAA should be assessed using the voting interest entity model ("VOE"). Under the VOE model, we considered the new governance and corporate structure introduced by the Simplification Transactions and concluded that PAGP should continue to consolidate AAP and P AA. However, for the second quarter of 2017, we reassessed our consideration of whether PAA and AAP are VIEs and concluded that, contrary to our conclusion at the time of the Simplification Transactions, both PAA and AAP are more appropriately considered VIEs. This conclusion does not change our consolidation conclusion, has no impact on our financial statements and has limited impact on our related disclosures. We have determined that PAA and AAP are VIEs and should be consolidated by PAGP because:

•
The limited partners of PAA and AAP lack (i) substantive “kick-out rights” (i.e., the right to remove the general partner) based on a simple majority or lower vote and (ii) substantive participation rights and thus lack the ability to block actions of the general partner that most significantly impact the economic performance of PAA and AAP, respectively.

•
AAP is the primary beneficiary of PAA because it has the power to direct the activities that most significantly impact PAA’s performance and the right to receive benefits, and obligation to absorb losses, that could be significant to PAA.

•
PAGP is the primary beneficiary of AAP because it has the power to direct the activities that most significantly impact AAP’s performance and the right to receive benefits, and obligation to absorb losses, that could be significant to AAP.

With the exception of a deferred tax asset of $2,214 million and $1,876 million as of June 30, 2017 and December 31, 2016, respectively, substantially all assets and liabilities presented on PAGP’s consolidated balance sheet are those of PAA. Only the assets of each respective VIE can be used to settle the obligations of that individual VIE, and the creditors of each/either of those VIEs do not have recourse against the general credit of PAGP. PAGP did not provide any financial support to PAA or AAP during the six months ended June 30, 2017 or the year ended December 31, 2016, respectively. See Note 15 to our Consolidated Financial Statements included in Part IV of our 2016 Annual Report on Form 10-K for information regarding the Omnibus Agreement entered into in connection with the Simplification Transactions.

Subsequent events have been evaluated through the financial statements issuance date and have been included in the following footnotes where applicable.

Note 2—Recent Accounting Pronouncements

Except as discussed below and in our 2016 Annual Report on Form 10-K, there have been no new accounting pronouncements that have become effective or have been issued during the six months ended June 30, 2017 that are of significance or potential significance to us.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments within this ASU eliminate Step 2 from the goodwill impairment test, which currently requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Under the amended standard, goodwill impairment will instead be measured using Step 1 of the goodwill impairment test with goodwill impairment being equal to the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. This guidance is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods, with early adoption permitted. We early adopted this ASU in the first quarter of 2017 and applied the amendments therein to our 2017 annual goodwill impairment test.

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

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Under the new guidance, modification accounting is required only if the fair value (or calculated value or intrinsic value, if such alternative method is used), the vesting conditions, or the classification of the award (equity or liability) changes as a result of the change in terms or conditions. This guidance will become effective for interim and annual periods beginning after December 31, 2017, with early adoption permitted, and prospective application required. We expect to adopt this guidance on January 1, 2018, and we do not currently anticipate that our adoption will have a material impact on our financial position, results of operations and cash flows.

Other Accounting Standards Updates

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) with the underlying principle that an entity will recognize revenue to reflect amounts expected to be received in exchange for the provision of goods and services to customers upon the transfer of those goods or services. This ASU also requires additional disclosures. This ASU can be adopted either with a full retrospective approach or a modified retrospective approach with a cumulative-effect adjustment as of the date of adoption and is effective for interim and annual periods beginning after December 15, 2017. We implemented a process to evaluate the impact of adopting this ASU on each type of revenue contract entered into with customers and our implementation team is in the process of determining appropriate changes to our business processes, systems and controls to support recognition and disclosure under the new standard. We have not identified any significant revenue recognition timing differences for types of revenue streams assessed to date; however, our evaluation is not complete. In addition, we are assessing the impact of changes to disclosures and expect an increase in disclosures about the nature, amount, timing and uncertainty of revenue and the related cash flows. We will adopt this guidance on January 1, 2018, and currently anticipate that we will apply the modified retrospective approach.

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

For the three and six months ended June 30, 2017, the possible exchange of any AAP units and certain AAP Management Units would not have had a dilutive effect on basic net income per Class A share. For the three months ended June 30, 2016, the possible exchange of any AAP units would have had a dilutive effect on basic net income per Class A share and the possible exchange of certain AAP Management Units would not have had a dilutive effect on basic net income per Class A share. For the six month ended June 30, 2016, the possible exchange of any AAP units and certain AAP Management Units would have had a dilutive effect on basic net income per Class A share. For the three and six months ended June 30, 2017 and 2016, our PAGP LTIP awards were dilutive; however, there were less than 0.1 million dilutive LTIP awards for each period, which did not change the presentation of weighted average Class A shares outstanding or net income per Class A share.

The following table sets forth the computation of basic and diluted net income per Class A share (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic Net Income per Class A Share
Net income attributable to PAGP	$24	$42	$65	$78
Basic weighted average Class A shares outstanding	153	100	136	98

Basic net income per Class A share	$0.16	$0.41	$0.47	$0.80

Diluted Net Income per Class A Share
Net income attributable to PAGP	$24	$42	$65	$78
Incremental net income attributable to PAGP resulting from assumed exchange of AAP units and AAP Management Units	—	52	—	111
Net income attributable to PAGP including incremental net income from assumed exchange of AAP units and AAP Management Units	$24	$94	$65	$189

Basic weighted average Class A shares outstanding	153	100	136	98
Dilutive shares resulting from assumed exchange of AAP units and AAP Management Units	—	134	—	147
Diluted weighted average Class A shares outstanding	153	234	136	245

Diluted net income per Class A share	$0.16	$0.40	$0.47	$0.77

Note 4—Accounts Receivable, Net

Our accounts receivable are primarily from purchasers and shippers of crude oil and, to a lesser extent, purchasers of NGL and natural gas. To mitigate credit risk related to our accounts receivable, we utilize a rigorous credit review process. We closely monitor market conditions to make a determination with respect to the amount, if any, of open credit to be extended to any given customer and the form and amount of financial performance assurances we require. Such financial assurances are commonly provided to us in the form of advance cash payments, standby letters of credit or parental guarantees. As of June 30, 2017 and December 31, 2016, we had received $92 million and $89 million, respectively, of advance cash payments from third parties to mitigate credit risk. We also received $50 million and $66 million as of June 30, 2017 and December 31, 2016, respectively, of standby letters of credit to support obligations due from third parties, a portion of which applies to future business. Additionally, in an effort to mitigate credit risk, a significant portion of our transactions with counterparties are settled on a net-cash basis. Furthermore, we also enter into netting agreements (contractual agreements that allow us to offset receivables and payables with those counterparties against each other on our balance sheet) for a majority of net-cash settled arrangements.

We review all outstanding accounts receivable balances on a monthly basis and record a reserve for amounts that we expect will not be fully recovered. We do not apply actual balances against the reserve until we have exhausted substantially all collection efforts. At June 30, 2017 and December 31, 2016, substantially all of our trade accounts receivable (net of allowance for doubtful accounts) were less than 30 days past their scheduled invoice date. Our allowance for doubtful accounts receivable totaled $3 million at both June 30, 2017 and December 31, 2016. Although we consider our allowance for doubtful accounts receivable to be adequate, actual amounts could vary significantly from estimated amounts.

Note 5—Inventory, Linefill and Base Gas and Long-term Inventory

Inventory, linefill and base gas and long-term inventory consisted of the following (barrels and natural gas volumes in thousands and carrying value in millions):

	June 30, 2017				December 31, 2016
	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)
Inventory
Crude oil	14,854	barrels	$675	$45.44	23,589	barrels	$1,049	$44.47
NGL	11,507	barrels	245	$21.29	13,497	barrels	242	$17.93
Natural gas	316	Mcf	1	$3.16	14,540	Mcf	32	$2.20
Other	N/A		15	N/A	N/A		20	N/A
Inventory subtotal			936				1,343

Linefill and base gas
Crude oil	12,834	barrels	741	$57.74	12,273	barrels	710	$57.85
NGL	1,625	barrels	45	$27.69	1,660	barrels	45	$27.11
Natural gas	24,976	Mcf	108	$4.32	30,812	Mcf	141	$4.58
Linefill and base gas subtotal			894				896

Long-term inventory
Crude oil	1,922	barrels	77	$40.06	3,279	barrels	163	$49.71
NGL	1,863	barrels	40	$21.47	1,418	barrels	30	$21.16
Long-term inventory subtotal			117				193

Total			$1,947				$2,432

(1)
Price per unit of measure is comprised of a weighted average associated with various grades, qualities and locations. Accordingly, these prices may not coincide with any published benchmarks for such products.

At the end of each reporting period, we assess the carrying value of our inventory and make any adjustments necessary to reduce the carrying value to the applicable net realizable value. Any resulting adjustments are a component of “Purchases and related costs” on our accompanying Condensed Consolidated Statements of Operations. We recorded a charge of $35 million during the three and six months ended June 30, 2017 primarily related to the writedown of our crude oil inventory due to a decline in prices. Substantially all of this inventory valuation adjustment was offset by the recognition of gains on derivative instruments being utilized to hedge future sales of our crude oil inventory. Such gains were recorded to “Supply and Logistics segment revenues” in our accompanying Condensed Consolidated Statements of Operations. See Note 10 for discussion of our derivative and risk management activities. We recorded an inventory valuation adjustment of $3 million during the six months ended June 30, 2016.

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

The determination of the acquisition-date fair value of the assets acquired and liabilities assumed is preliminary. We expect to finalize our fair value determination in 2017. The following table reflects the preliminary fair value determination (in millions):

Identifiable assets acquired and liabilities assumed:	Estimated Useful Lives (Years)	Recognized amount
Property and equipment	3 - 70	$299
Intangible assets	20	646
Goodwill	N/A	271
Other assets and liabilities, net (including $4 million of cash acquired)	N/A	1
		$1,217

Intangible assets are included in “Other long-term assets, net” on our Condensed Consolidated Balance Sheets. The preliminary determination of fair value to intangible assets above is comprised of five acreage dedication contracts and associated customer relationships that will be amortized over a remaining weighted average useful life of approximately 20 years. The value assigned to such intangible assets will be amortized to earnings using methods that closely resemble the pattern in which the economic benefits will be consumed. Amortization expense was approximately $4 million for the period from February 14, 2017 through June 30, 2017, and the future amortization expense is estimated as follows for the next five years (in millions):

Remainder of 2017	$6
2018	$25
2019	$34
2020	$42
2021	$48

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

During the three and six months ended June 30, 2017, we incurred approximately $1 million and $6 million of acquisition-related costs associated with the ACC Acquisition. Such costs are reflected as a component of general and administrative expenses in our Condensed Consolidated Statements of Operations.

Pro forma financial information assuming the ACC Acquisition had occurred as of the beginning of the calendar year prior to the year of acquisition, as well as the revenues and earnings generated during the period since the acquisition date, were not material for disclosure purposes.

Other Acquisitions

In February 2017, we acquired a propane marine terminal for cash consideration of approximately $41 million. The assets acquired are included in our Facilities segment. We did not recognize any goodwill related to this acquisition.

Investment Acquisition

On April 3, 2017, we and an affiliate of Noble Midstream Partners LP (“Noble”) completed the acquisition of Advantage Pipeline, L.L.C. (“Advantage”) for a purchase price of $133 million through a newly formed 50/50 joint venture (the “Advantage Joint Venture”). For our 50% share ($66.5 million), we contributed approximately 1.3 million PAA common units with a value of approximately $40 million and approximately $26 million in cash. We account for our interest in the Advantage Joint Venture under the equity method of accounting.

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

Dispositions, Divestitures and Assets Held for Sale

During the six months ended June 30, 2017, we sold certain non-core assets for proceeds of approximately $389 million. These sales primarily included (i) our Bluewater natural gas storage facility located in Michigan, (ii) a non-core pipeline segment located in the Midwestern United States and (iii) a 40% undivided interest in a segment of our Red River Pipeline extending from Cushing, Oklahoma to the Hewitt Station near Ardmore, Oklahoma (the “Hewitt Segment”) for our net book value. We retained a 60% undivided interest in the Hewitt Segment and a 100% interest in the remaining portion of the Red River Pipeline that extends from Ardmore to Longview, Texas.

We recognized a net gain of $36 million during the six months ended June 30, 2017 related to the sale of the non-core pipeline segment, including the write-off of a portion of the remaining book value. In addition, during the six months ended June 30, 2017, we recognized a loss of $35 million related to assets that were classified as held for sale prior to the closing of the transactions. Such gains and losses are included in “Depreciation and amortization” on our Condensed Consolidated Statements of Operations.

As of June 30, 2017, we classified approximately $275 million of Facilities segment assets, primarily property and equipment, as held for sale on our Condensed Consolidated Balance Sheet (in “Other current assets”) related to definitive agreements to sell such assets. We expect these transactions to close during 2017.

During the third quarter of 2017, we entered into a definitive agreement to sell our interests in certain non-core pipelines in the Rocky Mountains for proceeds of approximately $250 million.

Note 7—Goodwill

Goodwill by segment and changes in goodwill are reflected in the following table (in millions):

	Transportation	Facilities	Supply and Logistics	Total
Balance at December 31, 2016	$806	$1,034	$504	$2,344
Acquisitions (1)	271	—	—	271
Foreign currency translation adjustments	8	4	2	14
Dispositions and reclassifications to assets held for sale	—	(33)	—	(33)
Balance at June 30, 2017	$1,085	$1,005	$506	$2,596

(1)	Goodwill is recorded at the acquisition date based on a preliminary fair value determination. This preliminary goodwill balance may be adjusted when the fair value determination is finalized.

We completed our goodwill impairment test as of June 30, 2017 using a qualitative assessment. We determined that it was more likely than not that the fair value of each reporting unit was greater than its respective book value; therefore, additional impairment testing was not necessary and goodwill was not considered impaired.

Note 8—Debt

Debt consisted of the following (in millions):

	June 30, 2017	December 31, 2016
SHORT-TERM DEBT
Commercial paper notes, bearing a weighted-average interest rate of 2.0% and 1.6%, respectively (1)	$677	$563
Senior secured hedged inventory facility, bearing a weighted-average interest rate of 2.3% and 1.8%, respectively (1)	300	750
Senior notes:
6.13% senior notes due January 2017	—	400
Other	137	2
Total short-term debt (2)	1,114	1,715

LONG-TERM DEBT
Senior notes, net of unamortized discounts and debt issuance costs of $72 and $76, respectively (3)	9,878	9,874
Commercial paper notes, bearing a weighted-average interest rate of 2.0% and 1.6%, respectively (3)	159	247
Other	3	3
Total long-term debt	10,040	10,124
Total debt (4)	$11,154	$11,839

(1)
We classified these PAA commercial paper notes and credit facility borrowings as short-term as of June 30, 2017 and December 31, 2016, as these notes and borrowings were primarily designated as working capital borrowings, were required to be repaid within one year and were primarily for hedged NGL and crude oil inventory and NYMEX and ICE margin deposits.

(2)
As of June 30, 2017 and December 31, 2016, balance includes borrowings of $12 million and $410 million, respectively, for cash margin deposits with NYMEX and ICE, which are associated with financial derivatives used for hedging purposes.

(3)
As of June 30, 2017, we have classified PAA's $600 million, 6.50% senior notes due May 2018 as long-term and as of June 30, 2017 and December 31, 2016, we have classified a portion of PAA's commercial paper notes as long-term based on our ability and intent to refinance such amounts on a long-term basis.

(4)
PAA’s fixed-rate senior notes (including current maturities) had a face value of approximately $9.9 billion and $10.3 billion as of June 30, 2017 and December 31, 2016, respectively. We estimated the aggregate fair value of these notes as of June 30, 2017 and December 31, 2016 to be approximately $10.1 billion and $10.4 billion, respectively. PAA’s fixed-rate senior notes are traded among institutions, and these trades are routinely published by a reporting service. Our determination of fair value is based on reported trading activity near the end of the reporting period. We estimate that the carrying value of outstanding borrowings under the credit facilities and the PAA commercial paper program approximates fair value as interest rates reflect current market rates. The fair value estimates for the PAA senior notes, the credit facilities and the PAA commercial paper program are based upon observable market data and are classified in Level 2 of the fair value hierarchy.

Borrowings and Repayments

Total borrowings under the credit facilities and the PAA commercial paper program for the six months ended June 30, 2017 and 2016 were approximately $36.8 billion and $23.0 billion, respectively. Total repayments under the credit facilities and the PAA commercial paper program were approximately $37.2 billion and $23.6 billion for the six months ended June 30, 2017 and 2016, respectively. The variance in total gross borrowings and repayments is impacted by various business and financial factors including, but not limited to, the timing, average term and method of general partnership borrowing activities.

Letters of Credit

In connection with our supply and logistics activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase of crude oil, NGL and natural gas. Additionally, we issue letters of credit to support insurance programs, derivative transactions and construction activities. At June 30, 2017 and December 31, 2016, we had outstanding letters of credit of $105 million and $73 million, respectively.

Senior Notes Repayments

PAA's $400 million, 6.13% senior notes were repaid in January 2017. We utilized cash on hand and available capacity under PAA's commercial paper program and credit facilities to repay these notes.

Note 9—Partners’ Capital and Distributions

Shares Outstanding

The following tables present the activity for our Class A shares, Class B shares and Class C shares:

	Class A Shares	Class B Shares	Class C Shares
Outstanding at December 31, 2016	101,206,526	138,043,486	491,910,863
Conversion of AAP Management Units (1)	—	1,557,860	—
Exchange Right exercises (1)	2,172,236	(2,172,236)	—
Redemption Right exercises (1)	—	(3,486,333)	3,486,333
Sales of Class A shares	50,086,326	—	—
Sales of common units by a subsidiary	—	—	4,033,567
Issuance of common units by a subsidiary for acquisition of interest in Advantage Joint Venture (Note 6)	—	—	1,252,269
Issuance of Series A preferred units by a subsidiary	—	—	2,601,300
Other	7,810	—	122,344
Outstanding at June 30, 2017	153,472,898	133,942,777	503,406,676

	Class A Shares	Class B Shares
Outstanding at December 31, 2015	86,099,037	141,485,588
Conversion of AAP Management Units (1)	—	6,742,383
Exchange Right exercises (1)	14,169,317	(14,169,317)
Issuance of Class A shares under LTIP	7,811	—
Outstanding at June 30, 2016	100,276,165	134,058,654
 ___________________________________________

(1)
See Note 11 to our Consolidated Financial Statements included in Part IV of our 2016 Annual Report on Form 10-K for information regarding conversions of AAP Management Units, Exchange Rights and Redemption Rights.

Distributions

The following table details the distributions paid to our Class A shareholders during or pertaining to the first six months of 2017 (in millions, except per share data):

Distribution Payment Date	Distributions to Class A Shareholders	Distributions per Class A Share
August 14, 2017 (1)	$84	$0.55
May 15, 2017	$84	$0.55
February 14, 2017	$57	$0.55
___________________________________________

(1)	Payable to shareholders of record at the close of business on July 31, 2017 for the period April 1, 2017 through June 30, 2017.

The amount of cash available to distribute to our Class A shareholders is completely dependent upon the amount of cash distributed by PAA to AAP in respect of its common units; therefore, any change in the distribution level on PAA's common units will have a corresponding impact on the distribution level on our Class A shares. On August 7, 2017, PAA's management announced that it was engaged in discussions with our Board of Directors regarding a reassessment of PAA's approach to distributions. See "—Subsidiary Distributions" below for additional information.

Sales of Class A Shares

The following table summarizes our sales of Class A shares during the six months ended June 30, 2017 (net proceeds in millions):

Type of Offering	Class A Shares Issued	Net Proceeds (1)
Continuous Offering Program	1,786,326	$61	(2)
Underwritten Offering	48,300,000	1,474
	50,086,326	$1,535

(1)	Amounts are net of costs associated with the offerings.

(2)
We pay commissions to our sales agents in connection with issuances of Class A shares under our Continuous Offering Program. We paid $1 million of such commissions during the six months ended June 30, 2017.

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

Consolidated Subsidiaries

Noncontrolling Interests in Subsidiaries

As of June 30, 2017, noncontrolling interests in our subsidiaries consisted of (i) a 64% limited partner interest in PAA, (ii) an approximate 47% limited partner interest in AAP and (iii) a 25% interest in SLC Pipeline LLC.

Subsidiary Sales of Common Units

Continuous Offering Program. During the six months ended June 30, 2017, PAA issued an aggregate of approximately 4.0 million common units under its continuous offering program, generating proceeds of $129 million, net of $1 million of commissions paid to its sales agents.

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

Omnibus Agreement. During the six months ended June 30, 2017, pursuant to the Omnibus Agreement discussed above, PAA sold (i) approximately 1.8 million common units to AAP in connection with our issuance of Class A shares under our Continuous Offering Program and (ii) 48.3 million common units to AAP in connection with our March 2017 underwritten offering.

Subsidiary Distributions

PAA Cash Distributions. The following table details the distributions to PAA’s partners paid in cash during or pertaining to the first six months of 2017 (in millions, except per unit data):

	Distributions			Cash Distribution per Common Unit
	Common Unitholders		Total Cash Distribution
Distribution Payment Date	Public	AAP
August 14, 2017 (1)	$240	$159	$399	$0.55
May 15, 2017	$240	$159	$399	$0.55
February 14, 2017	$237	$134	$371	$0.55

(1)	Payable to unitholders of record at the close of business on July 31, 2017 for the period April 1, 2017 through June 30, 2017.

On August 7, 2017, PAA's management announced that it was engaged in discussions with our Board of Directors regarding a reassessment of PAA's approach to distributions, with a focus on resetting PAA's common unit distribution to a level supported by the distributable cash flow from PAA's fee-based Transportation and Facilities segments. As of such date, no final decisions had been made regarding such potential change, but PAA indicated that it intended to complete its reassessment and finalize any changes over the course of the ensuing sixty day period.

PAA In-Kind Distributions. On February 14, 2017, PAA issued 1,287,773 Series A preferred units in lieu of a cash distribution of $34 million on PAA's Series A preferred units outstanding as of the record date for such distribution. On May 15, 2017, PAA issued 1,313,527 Series A preferred units in lieu of a cash distribution of $34 million on PAA's Series A preferred units outstanding as of the record date for such distribution.

On August 14, 2017, PAA will issue 1,339,796 Series A preferred units in lieu of a cash distribution of $35 million on PAA's Series A preferred units outstanding as of July 31, 2017, the record date for such distribution.

AAP Distributions. The following table details the distributions paid to AAP’s partners during or pertaining to the first six months of 2017 from distributions received from PAA (in millions):

	Distribution to AAP's Partners
Distribution Payment Date	Noncontrolling Interests	PAGP	Total Cash Distributions
August 14, 2017 (1)	$75	$84	$159
May 15, 2017	$75	$84	$159
February 14, 2017	$77	$57	$134
___________________________________________

(1)	Payable to unitholders of record at the close of business on July 31, 2017 for the period April 1, 2017 through June 30, 2017.

     Other Distributions. During the six months ended June 30, 2017, distributions of $1 million were paid to noncontrolling interests in SLC Pipeline LLC.

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

Commodity Purchases and Sales — In the normal course of our operations, we purchase and sell commodities. We use derivatives to manage the associated risks and to optimize profits. As of June 30, 2017, net derivative positions related to these activities included:

•	A net long position of 1.4 million barrels associated with our crude oil purchases, which was unwound ratably during July 2017 to match monthly average pricing.

•	A net short time spread position of 2.5 million barrels, which hedges a portion of our anticipated crude oil lease gathering purchases through October 2018.

•	A crude oil grade basis position of 37.5 million barrels through December 2019. These derivatives allow us to lock in grade basis differentials.

•	A net short position of 16.7 million barrels through December 2020 related to anticipated net sales of our crude oil and NGL inventory.

Pipeline Loss Allowance Oil — As is common in the pipeline transportation industry, our tariffs incorporate a loss allowance factor that is intended to, among other things, offset losses due to evaporation, measurement and other losses in transit. We utilize derivative instruments to hedge a portion of the anticipated sales of the loss allowance oil that is to be collected under our tariffs. As of June 30, 2017, our PLA hedges included a long call option position of 0.7 million barrels through December 2018.

Natural Gas Processing/NGL Fractionation — We purchase natural gas for processing and operational needs. Additionally, we purchase NGL mix for fractionation and sell the resulting individual specification products (including ethane, propane, butane and condensate). In conjunction with these activities, we hedge the price risk associated with the purchase of the natural gas and the subsequent sale of the individual specification products. As of June 30, 2017, we had a long natural gas position of 56.6 Bcf which hedges our natural gas processing and operational needs through December 2020. We also had a short propane position of 8.5 million barrels through December 2018, a short butane position of 2.6 million barrels through December 2018 and a short WTI position of 0.7 million barrels through December 2018. In addition, we had a long power position of 0.5 million megawatt hours, which hedges a portion of our power supply requirements at our Canadian natural gas processing and fractionation plants through December 2019.

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

The following table summarizes the terms of our outstanding interest derivatives as of June 30, 2017 (notional amounts in millions):

Hedged Transaction	Number and Types of Derivatives Employed	Notional Amount	Expected Termination Date	Average Rate Locked	Accounting Treatment
Anticipated interest payments	16 forward starting swaps (30-year)	$400	6/15/2018	2.86%	Cash flow hedge
Anticipated interest payments	8 forward starting swaps (30-year)	$200	6/14/2019	2.83%	Cash flow hedge

Currency Exchange Rate Risk Hedging

Because a significant portion of our Canadian business is conducted in CAD and, at times, a portion of our debt is denominated in CAD, we use foreign currency derivatives to minimize the risk of unfavorable changes in exchange rates. These instruments include foreign currency exchange contracts, forwards and options.

As of June 30, 2017, our outstanding foreign currency derivatives include derivatives we use to hedge currency exchange risk (i) associated with USD-denominated commodity purchases and sales in Canada and (ii) created by the use of USD-denominated commodity derivatives to hedge commodity price risk associated with CAD-denominated commodity purchases and sales.

The following table summarizes our open forward exchange contracts as of June 30, 2017 (in millions):

		USD	CAD	Average Exchange Rate USD to CAD
Forward exchange contracts that exchange CAD for USD:
	2017	$154	$205	$1.00 - $1.33

Forward exchange contracts that exchange USD for CAD:
	2017	$346	$457	$1.00 - $1.32

Preferred Distribution Rate Reset Option

A derivative feature embedded in a contract that does not meet the definition of a derivative in its entirety must be bifurcated and accounted for separately if the economic characteristics and risks of the embedded derivative are not clearly and closely related to those of the host contract. The Preferred Distribution Rate Reset Option of the PAA Series A preferred units is an embedded derivative that must be bifurcated from the related host contract, the PAA partnership agreement, and recorded at fair value on our Condensed Consolidated Balance Sheets. Corresponding changes in fair value are recognized in “Other income/(expense), net” in our Condensed Consolidated Statement of Operations. At June 30, 2017 and December 31, 2016, the fair value of this embedded derivative was a liability of approximately $35 million and $32 million, respectively. We recognized a gain of approximately $2 million during the three months ended June 30, 2017 and a net loss of approximately $2 million during the six months ended June 30, 2017. We recognized a gain of $25 million during the three and six months ended June 30, 2016. See Note 11 to our Consolidated Financial Statements included in Part IV of our 2016 Annual Report on Form 10-K for additional information regarding the Preferred Distribution Rate Reset Option.

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

A summary of the impact of our derivative activities recognized in earnings is as follows (in millions):

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
Location of Gain/(Loss)	Derivatives in Hedging Relationships (1)	Derivatives Not Designated as a Hedge	Total	Derivatives in Hedging Relationships (1)	Derivatives Not Designated as a Hedge	Total
Commodity Derivatives

Supply and Logistics segment revenues	$—	$99	$99	$(1)	$(159)	$(160)

Transportation segment revenues	—	—	—	—	1	1

Field operating costs	—	(1)	(1)	—	2	2

Depreciation and amortization	(3)	—	(3)	—	—	—

Interest Rate Derivatives

Interest expense, net	(4)	—	(4)	(4)	—	(4)

Foreign Currency Derivatives

Supply and Logistics segment revenues	—	—	—	—	(1)	(1)

Preferred Distribution Rate Reset Option

Other income/(expense), net	—	2	2	—	25	25

Total Gain/(Loss) on Derivatives Recognized in Net Income	$(7)	$100	$93	$(5)	$(132)	$(137)

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
Location of Gain/(Loss)	Derivatives in Hedging Relationships (1)	Derivatives Not Designated as a Hedge	Total	Derivatives in Hedging Relationships (1)	Derivatives Not Designated as a Hedge	Total
Commodity Derivatives

Supply and Logistics segment revenues	$—	$195	$195	$—	$(128)	$(128)

Transportation segment revenues	—	—	—	—	3	3

Field operating costs	—	(4)	(4)	—	—	—

Depreciation and amortization	(3)	—	(3)	—	—	—

Interest Rate Derivatives

Interest expense, net	(6)	—	(6)	(6)	—	(6)

Foreign Currency Derivatives

Supply and Logistics segment revenues	—	2	2	—	5	5

Preferred Distribution Rate Reset Option

Other income/(expense), net	—	(2)	(2)	—	25	25

Total Gain/(Loss) on Derivatives Recognized in Net Income	$(9)	$191	$182	$(6)	$(95)	$(101)

(1)
During the three and six months ended June 30, 2017 we reclassified a loss of approximately $2 million to Interest expense, net due to anticipated hedged transactions being probable of not occurring. During the three and six months ended June 30, 2016 we reclassified losses of approximately $2 million and $2 million to Supply and Logistics segment revenues and Interest expense, net, respectively, due to anticipated hedged transactions being probable of not occurring.

The following table summarizes the derivative assets and liabilities on our Condensed Consolidated Balance Sheet on a gross basis as of June 30, 2017 (in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate derivatives	Other current liabilities	$2	Other current liabilities	$(26)
			Other long-term liabilities and deferred credits	(8)
Total derivatives designated as hedging instruments		$2		$(34)

Derivatives not designated as hedging instruments:
Commodity derivatives	Other current assets	$111	Other current assets	$(71)
	Other long-term assets, net	7	Other long-term assets, net	(1)
	Other long-term liabilities and deferred credits	3	Other current liabilities	(14)
			Other long-term liabilities and deferred credits	(9)

Foreign currency derivatives	Other current assets	6	Other current assets	(3)
	Other current liabilities	1	Other current liabilities	(1)

Preferred Distribution Rate Reset Option		—	Other long-term liabilities and deferred credits	(35)
Total derivatives not designated as hedging instruments		$128		$(134)

Total derivatives		$130		$(168)

The following table summarizes the derivative assets and liabilities on our Condensed Consolidated Balance Sheet on a gross basis as of December 31, 2016 (in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate derivatives		$—	Other current liabilities	$(23)
			Other long-term liabilities and deferred credits	(27)
Total derivatives designated as hedging instruments		$—		$(50)

Derivatives not designated as hedging instruments:
Commodity derivatives	Other current assets	$101	Other current assets	$(344)
	Other long-term assets, net	2	Other long-term assets, net	(1)
	Other long-term liabilities and deferred credits	2	Other current liabilities	(14)
			Other long-term liabilities and deferred credits	(34)

Foreign currency derivatives	Other current liabilities	3	Other current liabilities	(6)

Preferred Distribution Rate Reset Option		—	Other long-term liabilities and deferred credits	(32)
Total derivatives not designated as hedging instruments		$108		$(431)

Total derivatives		$108		$(481)

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

	June 30, 2017	December 31, 2016
Initial margin	$55	$119
Variation margin posted/(returned)	(43)	291
Net broker receivable/(payable)	$12	$410

The following table presents information about derivative financial assets and liabilities that are subject to offsetting, including enforceable master netting arrangements (in millions):

	June 30, 2017		December 31, 2016
	Derivative Asset Positions	Derivative Liability Positions	Derivative Asset Positions	Derivative Liability Positions
Netting Adjustments:
Gross position - asset/(liability)	$130	$(168)	$108	$(481)
Netting adjustment	(81)	81	(350)	350
Cash collateral paid/(received)	12	—	410	—
Net position - asset/(liability)	$61	$(87)	$168	$(131)

Balance Sheet Location After Netting Adjustments:
Other current assets	$55	$—	$167	$—
Other long-term assets, net	6	—	1	—
Other current liabilities	—	(38)	—	(40)
Other long-term liabilities and deferred credits	—	(49)	—	(91)
	$61	$(87)	$168	$(131)

As of June 30, 2017, there was a net loss of $231 million deferred in AOCI. The deferred net loss recorded in AOCI is expected to be reclassified to future earnings contemporaneously with (i) the earnings recognition of the underlying hedged commodity transaction or (ii) interest expense accruals associated with underlying debt instruments. Of the total net loss deferred in AOCI at June 30, 2017, we expect to reclassify a net loss of $8 million to earnings in the next twelve months. The remaining deferred loss of $223 million is expected to be reclassified to earnings through 2049. A portion of these amounts is based on market prices as of June 30, 2017; thus, actual amounts to be reclassified will differ and could vary materially as a result of changes in market conditions.

The following table summarizes the net deferred gain/(loss) recognized in AOCI for derivatives (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest rate derivatives, net	$(19)	$(68)	$(12)	$(158)

At June 30, 2017 and December 31, 2016, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in PAA's credit ratings. Although we may be required to post margin on our cleared derivatives as described above, we do not require our non-cleared derivative counterparties to post collateral with us.

Recurring Fair Value Measurements

Derivative Financial Assets and Liabilities

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis (in millions):

	Fair Value as of June 30, 2017				Fair Value as of December 31, 2016
Recurring Fair Value Measures (1)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity derivatives	$7	$14	$5	$26	$(113)	$(171)	$(4)	$(288)
Interest rate derivatives	—	(32)	—	(32)	—	(50)	—	(50)
Foreign currency derivatives	—	3	—	3	—	(3)	—	(3)
Preferred Distribution Rate Reset Option	—	—	(35)	(35)	—	—	(32)	(32)
Total net derivative asset/(liability)	$7	$(15)	$(30)	$(38)	$(113)	$(224)	$(36)	$(373)

(1)	Derivative assets and liabilities are presented above on a net basis but do not include related cash margin deposits.

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

The fair value of our Level 3 physical commodity contracts is based on a valuation model utilizing timing estimates, which involve management judgment. Significant changes in timing could result in a material change in fair value to our physical commodity contracts. We report unrealized gains and losses associated with these physical commodity contracts in our Condensed Consolidated Statements of Operations as Supply and Logistics segment revenues.

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

Rollforward of Level 3 Net Asset/(Liability)

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our derivatives classified as Level 3 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Beginning Balance	$(36)	$(59)	$(36)	$11
Net gains/(losses) for the period included in earnings	3	23	(1)	23
Settlements	—	—	3	(9)
Derivatives entered into during the period	3	1	4	(60)
Ending Balance	$(30)	$(35)	$(30)	$(35)

Change in unrealized gains/(losses) included in earnings relating to Level 3 derivatives still held at the end of the period	$6	$24	$3	$24

Note 11—Related Party Transactions

See Note 15 to our Consolidated Financial Statements included in Part IV of our 2016 Annual Report on Form 10-K for a complete discussion of our related party transactions.

Transactions with Oxy

As of June 30, 2017, Oxy had a representative on the board of directors of our general partner and owned approximately 10% of the limited partner interests in AAP. During the three and six months ended June 30, 2017 and 2016, we recognized sales and transportation revenues and purchased petroleum products from Oxy. These transactions were conducted at posted tariff rates or prices that we believe approximate market. Included in these transactions was a crude oil buy/sell agreement that includes a multi-year minimum volume commitment. The impact to our Condensed Consolidated Statements of Operations from those transactions is included below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$220	$142	$453	$254

Purchases and related costs (1)	$(61)	$(4)	$(101)	$(50)

(1)	Purchases and related costs include crude oil buy/sell transactions that are accounted for as inventory exchanges and are presented net in our Condensed Consolidated Statements of Operations.

We currently have a netting arrangement with Oxy. Our gross receivable and payable amounts with Oxy were as follows (in millions):

	June 30, 2017	December 31, 2016
Trade accounts receivable and other receivables	$804	$789

Accounts payable	$748	$836

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

At June 30, 2017, our estimated undiscounted reserve for environmental liabilities (including liabilities related to the Line 901 incident, as discussed further below) totaled $150 million, of which $64 million was classified as short-term and $86 million was classified as long-term. At December 31, 2016, our estimated undiscounted reserve for environmental liabilities (including liabilities related to the Line 901 incident) totaled $147 million, of which $61 million was classified as short-term and $86 million was classified as long-term. The short- and long-term environmental liabilities referenced above are reflected in “Accounts payable and accrued liabilities” and “Other long-term liabilities and deferred credits,” respectively, on our Condensed Consolidated Balance Sheets. At June 30, 2017, we had recorded receivables totaling $44 million for amounts probable of recovery under insurance and from third parties under indemnification agreements, of which $26 million was reflected in “Trade accounts receivable and other receivables, net” and $18 million was reflected in “Other long-term assets, net” on our Condensed Consolidated Balance Sheet. At December 31, 2016, we had recorded $56 million of such receivables, of which $39 million was reflected in “Trade accounts receivable and other receivables, net” and $17 million was reflected in “Other long-term assets, net” on our Condensed Consolidated Balance Sheet.

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

On May 21, 2015, we received a corrective action order from the United States Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (“PHMSA”), the governmental agency with jurisdiction over the operation of Line 901 as well as over a second stretch of pipeline extending from Gaviota Pump Station in Santa Barbara County to Emidio Pump Station in Kern County, California (Line 903), requiring us to shut down, purge, review, remediate and test Line 901. The corrective action order was subsequently amended on June 3, 2015; November 13, 2015; and June 16, 2016 to require us to take additional corrective actions with respect to both Lines 901 and 903 (as amended, the “CAO”). Among other requirements, the CAO also obligates us to conduct a root cause failure analysis with respect to Line 901 and present remedial work plans and restart plans to PHMSA prior to returning Line 901 and 903 to service; the CAO also imposes a pressure restriction on the section of Line 903 between Pentland Pump Station and Emidio Pump Station and requires us to take other specified actions with respect to both Lines 901 and 903. We intend to continue to comply with the CAO and to cooperate with any other governmental investigations relating to or arising out of the release. Excavation and removal of the affected section of the pipeline was completed on May 28, 2015. Line 901 and Line 903 have been purged and are not currently operational, with the exception of the Pentland to Emidio segment of Line 903, which remains in service under a pressure restriction. No timeline has been established for the restart of Line 901 or Line 903.

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

Shortly following the Line 901 incident, we established a claims line and encouraged any parties that were damaged by the release to contact us to discuss their damage claims. We have received a number of claims through the claims line and we are processing those claims for payment as we receive them. In addition, we have also had nine class action lawsuits filed against us, six of which have been administratively consolidated into a single proceeding in the United States District Court for the Central District of California. In general, the plaintiffs are seeking to establish different classes of claimants that have allegedly been damaged by the release, including potential classes such as commercial fishermen who landed fish in certain specified fishing blocks in the waters adjacent to Santa Barbara County or from persons or businesses who resold commercial seafood landed in such areas, certain owners of oceanfront and/or beachfront property on the Pacific Coast of California, and other classes of individuals and businesses that were allegedly impacted by the release. To date, only the commercial fisherman and seafood reseller class has been certified by the court. We are also defending a separate class action lawsuit proceeding in the United States District Court for the Central District of California brought on behalf of the Line 901 and Line 903 easement holders seeking injunctive relief as well as compensatory damages.

There have also been two securities law class action lawsuits filed on behalf of certain purported investors in PAA and/or PAGP against PAA, PAGP and/or certain of their respective officers, directors and underwriters. Both of these lawsuits have been consolidated into a single proceeding in the United States District Court for the Southern District of Texas. In general, these lawsuits allege that the various defendants violated securities laws by misleading investors regarding the integrity of PAA’s pipelines and related facilities through false and misleading statements, omission of material facts and concealing of the true extent of the spill. The plaintiffs claim unspecified damages as a result of the reduction in value of their investments in PAA and PAGP, which they attribute to the alleged wrongful acts of the defendants. PAA and PAGP, and the other defendants, denied the allegations in, and moved to dismiss these lawsuits. On March 29, 2017, the Court ruled in our favor dismissing all claims against all defendants. Plaintiffs have refiled their complaint and we are opposing their claims. Consistent with and subject to the terms of our governing organizational documents (and to the extent applicable, insurance policies), we are indemnifying and funding the defense costs of our officers and directors in connection with these lawsuits; we are also indemnifying and funding the defense costs of our underwriters pursuant to the terms of the underwriting agreements we previously entered into with such underwriters.

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

Taking the foregoing into account, as of June 30, 2017, we estimate that the aggregate total costs we have incurred or will incur with respect to the Line 901 incident will be approximately $300 million, which estimate includes actual and projected emergency response and clean-up costs, natural resource damage assessments and certain third party claims settlements, as well as estimates for fines, penalties and certain legal fees. We accrued such estimate of aggregate total costs to “Field operating costs” primarily during 2015. This estimate considers our prior experience in environmental investigation and remediation matters and available data from, and in consultation with, our environmental and other specialists, as well as currently available facts and presently enacted laws and regulations. We have made assumptions for (i) the duration of the natural resource damage assessment process and the ultimate amount of damages determined, (ii) the resolution of certain third party claims and lawsuits, but excluding claims and lawsuits with respect to which losses are not probable and reasonably estimable, and excluding future claims and lawsuits, (iii) the determination and calculation of fines and penalties, but excluding fines and penalties that are not probable and reasonably estimable and (iv) the nature, extent and cost of legal services that will be required in connection with all lawsuits, claims and other matters requiring legal or expert advice associated with the Line 901 incident. Our estimate does not include any lost revenue associated with the shutdown of Line 901 or 903 and does not include any liabilities or costs that are not reasonably estimable at this time or that relate to contingencies where we currently regard the likelihood of loss as being only reasonably possible or remote. We believe we have accrued adequate amounts for all probable and reasonably estimable costs; however, this estimate is subject to uncertainties associated with the assumptions that we have made. For example, the amount of time it takes for us to resolve all of the current and future lawsuits, claims and investigations that relate to the Line 901 incident could turn out to be significantly longer than we have assumed, and as a result the costs we incur for legal services could be significantly higher than we have estimated. In addition, with respect to fines and penalties, the ultimate amount of any fines and penalties assessed against us depends on a wide variety of factors, many of which are not estimable at this time. Where fines and penalties are probable and estimable, we have included them in our estimate, although such estimates could turn out to be wrong. Accordingly, our assumptions and estimates may turn out to be inaccurate and our total costs could turn out to be materially higher; therefore, we can provide no assurance that we will not have to accrue significant additional costs in the future with respect to the Line 901 incident.

As of June 30, 2017, we had a remaining undiscounted gross liability of $78 million related to this event, of which approximately $53 million is presented as a current liability in “Accounts payable and accrued liabilities” on our Condensed Consolidated Balance Sheet, with the remainder presented in “Other long-term liabilities and deferred credits”. We maintain insurance coverage, which is subject to certain exclusions and deductibles, in the event of such environmental liabilities. Subject to such exclusions and deductibles, we believe that our coverage is adequate to cover the current estimated total emergency response and clean-up costs, claims settlement costs and remediation costs and we believe that this coverage is also adequate to cover any potential increase in the estimates for these costs that exceed the amounts currently identified. Through June 30, 2017, we had collected, subject to customary reservations, $166 million out of the approximate $205 million of release costs that we believe are probable of recovery from insurance carriers, net of deductibles. Therefore, as of June 30, 2017, we have recognized a receivable of approximately $39 million for the portion of the release costs that we believe is probable of recovery from insurance, net of deductibles and amounts already collected. Of this amount, approximately $21 million is recognized as a current asset in “Trade accounts receivable and other receivables, net” on our Condensed Consolidated Balance Sheet, with the remainder in “Other long-term assets, net”. We have completed the required clean-up and remediation work as determined by the Unified Command and the Unified Command has been dissolved; however, we expect to make payments for additional costs associated with restoration of the impacted areas, as well as natural resource damage assessment and compensation, legal, professional and regulatory costs, in addition to fines and penalties, during future periods.

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

Mesa to Basin Pipeline. On January 6, 2016, PHMSA issued a Notice of Probable Violation and Proposed Civil Penalty relating to an approximate 500 barrel release of crude oil that took place on January 1, 2015 on our Mesa to Basin 12” pipeline in Midland, Texas. PHMSA conducted an accident investigation and reviewed documentation related to the incident, and concluded that we had committed probable violations of certain pipeline safety regulations. In the Notice, PHMSA maintains that we failed to carry out our written damage prevention program and to follow our pipeline excavation/ditching and backfill procedures on four separate occasions, and that such failures resulted in outside force damage that led to the January 1, 2015 release. In early March 2017, PHMSA issued a final order that concluded that we followed our pipeline excavation/ditching and backfill procedures, but maintained that we failed to carry out our written damage prevention program and imposed a civil penalty of $184,300. We have since paid such penalty in full and do not anticipate any further action by PHMSA with respect to this matter.

Note 13—Operating Segments

We manage our operations through three operating segments: Transportation, Facilities and Supply and Logistics. Our CODM (our Chief Executive Officer) evaluates segment performance based on measures including segment adjusted EBITDA (as defined below) and maintenance capital investment.

We define segment adjusted EBITDA as revenues and equity earnings in unconsolidated entities less (a) purchases and related costs, (b) field operating costs and (c) segment general and administrative expenses, plus our proportionate share of the depreciation and amortization expense and gains or losses on significant asset sales of unconsolidated entities, and further adjusted for certain selected items including (i) gains or losses on derivative instruments that are related to underlying activities in another period (or the reversal of such adjustments from a prior period), gains and losses on derivatives that are related to investing activities (such as the purchase of linefill) and inventory valuation adjustments, as applicable, (ii) long-term inventory costing adjustments, (iii) charges for obligations that are expected to be settled with the issuance of equity instruments, (iv) amounts related to deficiencies associated with minimum volume commitments, net of the applicable amounts subsequently recognized into revenue and (v) other items that our CODM believes are integral to understanding our core segment operating performance.

Segment adjusted EBITDA excludes depreciation and amortization. Maintenance capital consists of capital expenditures for the replacement of partially or fully depreciated assets in order to maintain the operating and/or earnings capacity of our existing assets.

The following tables reflect certain financial data for each segment (in millions):

Three Months Ended June 30, 2017	Transportation	Facilities	Supply and Logistics	Intersegment Adjustment (1)	Total
Revenues:
External customers (1)	$258	$136	$5,781	$(97)	$6,078
Intersegment (2)	167	153	2	97	419
Total revenues of reportable segments	$425	$289	$5,783	$—	$6,497
Equity earnings in unconsolidated entities	$68	$—	$—		$68
Segment adjusted EBITDA	$298	$180	$(28)		$450
Maintenance capital	$27	$39	$5		$71

Three Months Ended June 30, 2016	Transportation	Facilities	Supply and Logistics	Intersegment Adjustment (1)	Total
Revenues:
External customers (1)	$244	$132	$4,648	$(74)	$4,950
Intersegment (2)	159	138	4	74	375
Total revenues of reportable segments	$403	$270	$4,652	$—	$5,325
Equity earnings in unconsolidated entities	$40	$—	$—		$40
Segment adjusted EBITDA	$274	$161	$39		$474
Maintenance capital	$23	$9	$3		$35

Six Months Ended June 30, 2017	Transportation	Facilities	Supply and Logistics	Intersegment Adjustment (1)	Total
Revenues:
External customers (1)	$483	$270	$12,176	$(184)	$12,745
Intersegment (2)	331	312	8	184	835
Total revenues of reportable segments	$814	$582	$12,184	$—	$13,580
Equity earnings in unconsolidated entities	$121	$—	$—		$121
Segment adjusted EBITDA	$571	$368	$23		$962
Maintenance capital	$57	$66	$8		$131

Six Months Ended June 30, 2016	Transportation	Facilities	Supply and Logistics	Intersegment Adjustment (1)	Total
Revenues:
External customers (1)	$484	$270	$8,467	$(161)	$9,060
Intersegment (2)	303	265	6	161	735
Total revenues of reportable segments	$787	$535	$8,473	$—	$9,795
Equity earnings in unconsolidated entities	$87	$—	$—		$87
Segment adjusted EBITDA	$555	$327	$224		$1,106
Maintenance capital	$57	$18	$6		$81

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

Segment Adjusted EBITDA Reconciliation

The following table reconciles segment adjusted EBITDA to net income attributable to PAGP (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Segment adjusted EBITDA	$450	$474	$962	$1,106
Adjustments (1):
Depreciation and amortization of unconsolidated entities (2)	(4)	(13)	(18)	(25)
Gains/(losses) from derivative activities net of inventory valuation adjustments (3)	13	(119)	302	(242)
Long-term inventory costing adjustments (4)	(7)	67	(14)	44
Deficiencies under minimum volume commitments, net (5)	14	(8)	3	(34)
Equity-indexed compensation expense (6)	(9)	(11)	(12)	(15)
Net gain/(loss) on foreign currency revaluation (7)	10	—	14	(1)
Line 901 incident (8)	(12)	—	(12)	—
Significant acquisition-related expenses (9)	(1)	—	(6)	—
Unallocated general and administrative expenses	(1)	—	(3)	(1)
Depreciation and amortization	(129)	(205)	(251)	(320)
Interest expense, net	(127)	(118)	(256)	(233)
Other income/(expense), net	1	25	(4)	30
Income before tax	198	92	705	309
Income tax expense	(24)	(10)	(130)	(50)
Net income	174	82	575	259
Net income attributable to noncontrolling interests	(150)	(40)	(510)	(181)
Net income attributable to PAGP	$24	$42	$65	$78

(1)	Represents adjustments utilized by our CODM in the evaluation of segment results.

(2)	Includes our proportionate share of the depreciation and amortization and gains or losses on significant asset sales of equity method investments.

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

(8)
Includes costs recognized during the period related to the Line 901 incident that occurred in May 2015, net of amounts we believe are probable of recovery from insurance. See Note 12 for additional information regarding the Line 901 incident.

(9)
Includes acquisition-related expenses associated with the ACC Acquisition. See Note 6 for additional discussion. An adjustment for these non-recurring expenses is included in the calculation of segment adjusted EBITDA for the three and six months ended June 30, 2017 as our CODM does not view such expenses as integral to understanding our core segment operating performance. Acquisition-related expenses for the 2016 period were not significant to segment adjusted EBITDA.

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

Executive Summary

Company Overview

We are a Delaware limited partnership formed on July 17, 2013 that has elected to be taxed as a corporation for United States federal income tax purposes. As of June 30, 2017, our sole assets consisted of (i) a 100% managing member interest in Plains All American GP LLC (“GP LLC”) that has also elected to be taxed as a corporation for United States federal income tax purposes and (ii) an approximate 53% limited partner interest in AAP through our direct ownership of approximately 152.5 million AAP units and indirect ownership of approximately 1.0 million AAP units through GP LLC. GP LLC is a Delaware limited liability company that also holds the non-economic general partner interest in AAP. AAP is a Delaware limited partnership that, as of June 30, 2017, directly owns an approximate 36% limited partner interest in PAA represented by approximately 288.3 million PAA common units. AAP is the sole member of PAA GP LLC (“PAA GP”), a Delaware limited liability company that directly holds the non-economic general partner interest in PAA.

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

Overview of Operating Results, Capital Investments and Other Significant Activities

During the first six months of 2017, we recognized net income of $575 million as compared to net income of $259 million recognized during the first six months of 2016. Our financial results for the comparative periods were impacted by:

•
The favorable impact of gains on certain derivative instruments and contributions from our recently completed acquisitions and capital expansion projects, partially offset by less favorable crude oil and NGL market conditions and margin compression caused by continued intense competition;

•	Higher interest expense primarily related to financing activities associated with our capital investments;

•	Lower depreciation and amortization expense primarily due to impairment losses recognized during the 2016 period;

•	The mark-to-market of PAA's Preferred Distribution Rate Reset Option, resulting in a loss in the current period compared to a gain in the prior period; and

•	Higher income tax expense primarily due to higher year-over-year income as impacted by fluctuations in derivative mark-to-market valuations in our Canadian operations.

See further discussion of our segment operating results in the “—Results of Operations—Analysis of Operating Segments” and “—Other Income and Expenses” sections below.

We invested $614 million in midstream infrastructure projects during the six months ended June 30, 2017, with a targeted expansion capital plan for the full year of 2017 of approximately $950 million. Additionally, in February 2017, we acquired a crude oil gathering system located in the Northern Delaware Basin for approximately $1.217 billion and a marine propane terminal for $41 million. In April 2017, we completed the formation of a 50/50 joint venture, which subsequently acquired a crude oil pipeline located in the Southern Delaware Basin for $133 million. For our 50% share ($66.5 million), PAA contributed approximately 1.3 million of its common units and approximately $26 million in cash. To fund such capital activities, we sold PAGP and PAA equity securities for net proceeds of approximately $1.7 billion. We also continued to advance our strategic divestiture program, completing three non-core asset sales during the first half of 2017 for cash proceeds of approximately $389 million. In addition, we entered into a definitive agreement in 2016 for an approximately $290 million sale of non-core assets for which regulatory approval is still pending. During the third quarter of 2017, we also entered into an additional definitive agreement to sell our interests in certain non-core pipelines in the Rocky Mountains for proceeds of approximately $250 million, and we are in various stages of discussion or advanced discussion and negotiations regarding additional sales of non-core assets or partial sales of assets to strategic partners for potential additional proceeds of approximately $150 million to $350 million.

We paid approximately $771 million of cash distributions to our Class A shareholders and noncontrolling interests during the six months ended June 30, 2017, and we declared a quarterly distribution of $0.55 per Class A share to be paid on August 14, 2017.

Acquisitions and Capital Projects

The following table summarizes our expenditures for acquisition capital, expansion capital and maintenance capital (in millions):

	Six Months Ended June 30,
	2017	2016
Acquisition capital (1) (2)	$1,325	$85
Expansion capital (1) (3)	614	709
Maintenance capital (3)	131	81
	$2,070	$875

(1)
Acquisition capital for the first six months of 2017 primarily relates to the ACC Acquisition. See Note 6 to our Condensed Consolidated Financial Statements for further discussion regarding our acquisition activities.

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

Expansion Capital Projects

The following table summarizes our notable projects in progress during 2017 and the estimated cost for the year ending December 31, 2017 (in millions):

Projects	2017
Diamond Pipeline (1)	$300
Permian Basin Area Systems	180
Fort Saskatchewan Facility Projects	90
STACK Projects (1)	55
Cushing Terminal Expansions	35
St. James Terminal Projects	20
Other Projects	270
Total Projected 2017 Expansion Capital Expenditures	$950

(1)	Represents contributions related to our 50% investment interest.

Results of Operations

The following table sets forth an overview of our consolidated financial results calculated in accordance with GAAP (in millions, except per share amounts).

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2017	2016	$	%	2017	2016	$	%
Transportation segment adjusted EBITDA (1)	$298	$274	$24	9%	$571	$555	$16	3%
Facilities segment adjusted EBITDA (1)	180	161	19	12%	368	327	41	13%
Supply and Logistics segment adjusted EBITDA (1)	(28)	39	(67)	(172)%	23	224	(201)	(90)%
Adjustments:
Depreciation and amortization of unconsolidated entities	(4)	(13)	9	69%	(18)	(25)	7	28%
Selected items impacting comparability - segment adjusted EBITDA	8	(71)	79	**	275	(248)	523	**
Unallocated general and administrative expenses	(1)	—	(1)	N/A	(3)	(1)	(2)	(200)%
Depreciation and amortization	(129)	(205)	76	37%	(251)	(320)	69	22%
Interest expense, net	(127)	(118)	(9)	(8)%	(256)	(233)	(23)	(10)%
Other income/(expense), net	1	25	(24)	(96)%	(4)	30	(34)	(113)%
Income tax expense	(24)	(10)	(14)	(140)%	(130)	(50)	(80)	(160)%
Net income	174	82	92	112%	575	259	316	122%
Net income attributable to noncontrolling interests	(150)	(40)	(110)	(275)%	(510)	(181)	(329)	(182)%
Net income attributable to PAGP	$24	$42	$(18)	(43)%	$65	$78	$(13)	(17)%

Basic net income per Class A share (2)	$0.16	$0.41	$(0.25)	(61)%	$0.47	$0.80	$(0.33)	(41)%
Diluted net income per Class A share (2)	$0.16	$0.40	$(0.24)	(60)%	$0.47	$0.77	$(0.30)	(39)%
Basic weighted average Class A shares outstanding (2)	153	100	53	53%	136	98	38	39%
Diluted weighted average Class A shares outstanding (2)	153	234	(81)	(35)%	136	245	(109)	(44)%

**	Indicates that variance as a percentage is not meaningful.

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

Non-GAAP Financial Measures

To supplement our financial information presented in accordance with GAAP, management uses additional measures known as “non-GAAP financial measures” in its evaluation of past performance and prospects for the future. The primary additional measure used by management is earnings before interest, taxes, depreciation and amortization (including our proportionate share of depreciation and amortization and gains and losses on significant asset sales of unconsolidated entities) and adjusted for certain selected items impacting comparability (“Adjusted EBITDA”).

Management believes that the presentation of such additional financial measure provides useful information to investors regarding our performance and results of operations because this measure, when used to supplement related GAAP financial measures, (i) provide additional information about our core operating performance, (ii) provide investors with the same financial analytical framework upon which management bases financial, operational, compensation and planning/budgeting decisions and (iii) present measurements that investors, rating agencies and debt holders have indicated are useful in assessing us and our results of operations. This non-GAAP measure may exclude, for example, (i) charges for obligations that are expected to be settled with the issuance of equity instruments, (ii) gains or losses on derivative instruments that are related to underlying activities in another period (or the reversal of such adjustments from a prior period), the mark-to-market related to PAA's Preferred Distribution Rate Reset Option, gains and losses on derivatives that are related to investing activities (such as the purchase of linefill) and inventory valuation adjustments, as applicable, (iii) long-term inventory costing adjustments, (iv) items that are not indicative of our core operating results and business outlook and/or (v) other items that we believe should be excluded in understanding our core operating performance. This measure may further be adjusted to include amounts related to deficiencies associated with minimum volume commitments whereby we have billed the counterparties for their deficiency obligation and such amounts are recognized as deferred revenue in “Accounts payable and accrued liabilities” in our Condensed Consolidated Financial Statements. Such amounts are presented net of applicable amounts subsequently recognized into revenue. We have defined all such items as “selected items impacting comparability.” We do not necessarily consider all of our selected items impacting comparability to be non-recurring, infrequent or unusual, but we believe that an understanding of these selected items impacting comparability is material to the evaluation of our operating results and prospects.

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

The following table sets forth the reconciliation of our non-GAAP financial performance measure from Net Income (in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2017	2016	$	%	2017	2016	$	%
Net income	$174	$82	$92	112%	$575	$259	$316	122%
Add/(Subtract):
Interest expense, net	127	118	9	8%	256	233	23	10%
Income tax expense	24	10	14	140%	130	50	80	160%
Depreciation and amortization	129	205	(76)	(37)%	251	320	(69)	(22)%
Depreciation and amortization of unconsolidated entities (1)	4	13	(9)	(69)%	18	25	(7)	(28)%
Selected Items Impacting Comparability - Adjusted EBITDA:
(Gains)/losses from derivative activities net of inventory valuation adjustments (2)	(13)	119	(132)	**	(302)	242	(544)	**
Long-term inventory costing adjustments (3)	7	(67)	74	**	14	(44)	58	**
Deficiencies under minimum volume commitments, net (4)	(14)	8	(22)	**	(3)	34	(37)	**
Equity-indexed compensation expense (5)	9	11	(2)	**	12	15	(3)	**
Net (gain)/loss on foreign currency revaluation (6)	(10)	—	(10)	**	(14)	1	(15)	**
Line 901 incident (7)	12	—	12	**	12	—	12	**
Significant acquisition-related expenses (8)	1	—	1	**	6	—	6	**
Selected Items Impacting Comparability - segment adjusted EBITDA	(8)	71	(79)	**	(275)	248	(523)	**
(Gains)/losses from derivative activities (2)	(2)	(26)	24	**	2	(26)	28	**
Net (gain)/loss on foreign currency revaluation (6)	2	1	1	**	3	(3)	6	**
Selected Items Impacting Comparability - Adjusted EBITDA (9)	$(8)	$46	$(54)	**	$(270)	$219	$(489)	**
Adjusted EBITDA (9)	450	474	(24)	(5)%	960	1,106	(146)	(13)%

**    Indicates that variance as a percentage is not meaningful.

(1)
Over the past several years, we have increased our participation in pipeline strategic joint ventures, which are accounted for under the equity method of accounting. We exclude our proportionate share of the depreciation and amortization expense and gains or losses on significant asset sales of such unconsolidated entities when reviewing Adjusted EBITDA, similar to our consolidated assets.

(2)
We use derivative instruments for risk management purposes and our related processes include specific identification of hedging instruments to an underlying hedged transaction. Although we identify an underlying transaction for each derivative instrument we enter into, there may not be an accounting hedge relationship between the instrument and the underlying transaction. In the course of evaluating our results of operations, we identify the earnings that were recognized during the period related to derivative instruments for which the identified underlying transaction does not occur in the current period and exclude the related gains and losses in determining Adjusted EBITDA. In addition, we exclude gains and losses on derivatives that are related to investing activities, such as the purchase of linefill. We also exclude the impact of corresponding inventory valuation adjustments, as applicable, as well as the mark-to-market adjustment related to PAA's Preferred Distribution Rate Reset Option. See Note 10 to our Condensed Consolidated

Financial Statements for a comprehensive discussion regarding our derivatives and risk management activities and PAA's Preferred Distribution Rate Reset Option.

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

(7)
Includes costs recognized during the period related to the Line 901 incident that occurred in May 2015, net of amounts we believe are probable of recovery from insurance. See Note 12 to our Condensed Consolidated Financial Statements for additional information.

(8)	Includes acquisition-related expenses associated with the ACC Acquisition. See Note 6 to our Condensed Consolidated Financial Statements for additional discussion.

(9)	Adjusted EBITDA includes Other income/expense, net adjusted for selected items impacting comparability. Segment adjusted EBITDA is exclusive of such amounts.

Analysis of Operating Segments

We manage our operations through three operating segments: Transportation, Facilities and Supply and Logistics. Our CODM (our Chief Executive Officer) evaluates segment performance based on a variety of measures including segment adjusted EBITDA, segment volumes, segment adjusted EBITDA per barrel and maintenance capital investment.
We define segment adjusted EBITDA as revenues and equity earnings in unconsolidated entities less (a) purchases and related costs, (b) field operating costs and (c) segment general and administrative expenses, plus our proportionate share of the depreciation and amortization expense and gains or losses on significant asset sales of unconsolidated entities, and further adjusted for certain selected items including (i) the mark-to-market of derivative instruments that are related to underlying activities in another period (or the reversal of such adjustments from a prior period), gains and losses on derivatives that are related to investing activities (such as the purchase of linefill) and inventory valuation adjustments, as applicable, (ii) long-term inventory costing adjustments, (iii) charges for obligations that are expected to be settled with the issuance of equity instruments, (iv) amounts related to deficiencies associated with minimum volume commitments, net of applicable amounts subsequently recognized into revenue and (v) other items that our CODM believes are integral to understanding our core segment operating performance. See Note 13 to our Condensed Consolidated Financial Statements for a reconciliation of segment adjusted EBITDA to net income attributable to PAGP.
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

The following tables set forth our operating results from our Transportation segment:

Operating Results (1)	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(in millions, except per barrel data)	2017	2016	$	%	2017	2016	$	%
Revenues
Tariff activities	$393	$365	$28	8%	$745	$715	$30	4%
Trucking	32	38	(6)	(16)%	69	72	(3)	(4)%
Total transportation revenues	425	403	22	5%	814	787	27	3%

Costs and expenses
Trucking costs	(21)	(24)	3	13%	(45)	(45)	—	—%
Field operating costs (2)	(155)	(136)	(19)	(14)%	(293)	(274)	(19)	(7)%
Equity-indexed compensation expense - field operating costs	(3)	(5)	2	**	(6)	(5)	(1)	**
Segment general and administrative expenses (2) (3)	(21)	(21)	—	—%	(48)	(44)	(4)	(9)%
Equity-indexed compensation expense - general and administrative	(3)	(5)	2	**	(5)	(7)	2	**
Equity earnings in unconsolidated entities	68	40	28	70%	121	87	34	39%

Adjustments (4):
Depreciation and amortization of unconsolidated entities	4	13	(9)	(69)%	18	25	(7)	(28)%
Deficiencies under minimum volume commitments, net	(14)	4	(18)	**	(9)	24	(33)	**
Equity-indexed compensation expense	5	5	—	**	6	7	(1)	**
Line 901 incident	12	—	12	**	12	—	12	**
Significant acquisition-related expenses	1	—	1	**	6	—	6	**
Segment adjusted EBITDA	$298	$274	$24	9%	$571	$555	$16	3%
Maintenance capital	$27	$23	$4	17%	$57	$57	$—	—%
Segment adjusted EBITDA per barrel	$0.63	$0.63	$—	—%	$0.64	$0.65	$(0.01)	(2)%

Average Daily Volumes	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(in thousands of barrels per day) (5)	2017	2016	Volumes	%	2017	2016	Volumes	%
Tariff activities volumes
Crude oil pipelines (by region):
Permian Basin (6)	2,761	2,178	583	27%	2,614	2,112	502	24%
South Texas / Eagle Ford (6)	349	274	75	27%	330	294	36	12%
Western	179	211	(32)	(15)%	184	193	(9)	(5)%
Rocky Mountain (6)	444	431	13	3%	415	434	(19)	(4)%
Gulf Coast	385	613	(228)	(37)%	364	597	(233)	(39)%
Central (6)	427	398	29	7%	416	388	28	7%
Canada	363	379	(16)	(4)%	363	386	(23)	(6)%
Crude oil pipelines	4,908	4,484	424	9%	4,686	4,404	282	6%
NGL pipelines	156	182	(26)	(14)%	168	180	(12)	(7)%
Tariff activities total volumes	5,064	4,666	398	9%	4,854	4,584	270	6%
Trucking volumes	99	115	(16)	(14)%	106	110	(4)	(4)%
Transportation segment total volumes	5,163	4,781	382	8%	4,960	4,694	266	6%

**    Indicates that variance as a percentage is not meaningful.

(1)	Revenues and costs and expenses include intersegment amounts.

(2)	Field operating costs and Segment general and administrative expenses exclude equity-indexed compensation expense, which is presented separately in the table above.

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

     Revenues from Tariff Activities, Equity Earnings in Unconsolidated Entities and Volumes. The following table presents variances in tariff activities revenues and equity earnings in unconsolidated entities by region for the comparative periods presented:

	Favorable/(Unfavorable) Variance Three Months Ended June 30, 2017-2016		Favorable/(Unfavorable) Variance Six Months Ended June 30, 2017-2016
(in millions)	Revenues	Equity Earnings	Revenues	Equity Earnings
Tariff activities:
Permian Basin region	$44	$7	$69	$7
South Texas / Eagle Ford region	(2)	9	(6)	12
Rocky Mountain region	(4)	4	(13)	6
Gulf Coast region	(5)	—	(17)	—
Other (including pipeline loss allowance revenue)	(5)	8	(3)	9
Total tariff activities variance	$28	$28	$30	$34

•
Permian Basin region — The increase in revenues for the comparative 2017 periods presented was largely driven by (i) higher volumes on our Cactus pipeline due to stronger demand in the Corpus Christi market and third-party export terminals, which also favorably impacted volumes on our McCamey pipeline system, (ii) results from the ACC System, which we acquired in February 2017 and (iii) increased production in the Permian Basin, which favorably impacted volumes on our takeaway pipelines.

Equity earnings increased due to higher earnings from our 50% interest in BridgeTex Pipeline Company, LLC resulting from higher volumes.

•
South Texas / Eagle Ford region — Equity earnings from our 50% interest in Eagle Ford Pipeline LLC increased over the periods presented primarily due to higher volumes from our Cactus pipeline related to stronger demand in the Corpus Christi market and third-party export terminals.

•
Rocky Mountain region — The decrease in revenues for the six-month comparative period was largely driven by (i) lower volumes due to downtime on our Wahsatch pipeline, which we proactively shut down for approximately 30 days during the first quarter of 2017 as a precautionary measure in response to indications of soil movement identified by our monitoring systems, and (ii) the sale of 50% of our investment in Cheyenne Pipeline in June 2016, subsequent to which it was accounted for under the equity method of accounting.

Equity earnings increased primarily due to earnings from (i) our 40% investment in the entity that owns the Saddlehorn Pipeline, a segment of which was placed in service in the third quarter of 2016, and (ii) our 50% investment in Cheyenne Pipeline, as discussed above. Such increases were partially offset by decreased equity earnings from our 35.67% interest in White Cliffs Pipeline LLC due to lower volumes on the joint venture pipeline.

•	Gulf Coast region — Revenues and volumes decreased primarily due to the sale of certain of our Gulf Coast pipelines in March 2016 and July 2016.

Adjustments: Deficiencies under minimum volume commitments, net. Many industry infrastructure projects developed and completed over the last several years were underpinned by long-term minimum volume commitment contracts whereby the shipper, based on an expectation of continued production growth, agreed to either: (i) ship and pay for certain stated volumes or (ii) pay the agreed upon price for a minimum contract quantity. During the 2016 periods presented in the table above, we had net collections for deficiencies under minimum volume commitments resulting in deferred revenues and an increase to Segment adjusted EBITDA. In the 2017 periods, shippers (i) utilized credits associated with previous deficiencies or (ii) credits expired resulting in the recognition of previously deferred revenue, which were partially offset by collections for deficiencies under minimum volume commitments resulting in a net decrease to Segment adjusted EBITDA.

Field Operating Costs. The increase in field operating costs (excluding equity-indexed compensation expense) for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 was primarily due to an increase in estimated costs associated with the Line 901 incident and incremental operating costs from the Alpha Crude

Connector acquisition in February 2017, partially offset by cost reduction efforts and decreased costs due to the sale of certain Gulf Coast pipelines as noted above.

     Equity-Indexed Compensation Expense. The following table presents total equity-indexed compensation expense by segment (in millions):

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
Operating Segment	2017	2016		2017	2016
Transportation	$6	$10	$(4)	$11	$12	$(1)
Facilities	2	6	(4)	4	6	(2)
Supply and Logistics	3	6	(3)	7	8	(1)
	$11	$22	$(11)	$22	$26	$(4)

Across all segments, equity-indexed compensation expense decreased by $11 million and $4 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016, primarily due to a decrease in PAA unit price for both the three and six months ended June 30, 2017, compared to an increase in PAA unit price for the same periods in 2016, partially offset by more probable awards outstanding and a higher average value for those awards during the three and six months ended June 30, 2017 compared to the same periods in 2016. See Note 16 to our Consolidated Financial Statements included in Part IV of our 2016 Annual Report on Form 10-K for additional information regarding our equity-indexed compensation plans.

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

The following tables set forth our operating results from our Facilities segment:

Operating Results (1)	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(in millions, except per barrel data)	2017	2016	$	%	2017	2016	$	%
Revenues	$289	$270	$19	7%	$582	$535	$47	9%
Natural gas related costs	(6)	(6)	—	—%	(17)	(11)	(6)	(55)%
Field operating costs (2)	(85)	(88)	3	3%	(168)	(173)	5	3%
Equity-indexed compensation expense - field operating costs	—	(2)	2	**	(1)	(2)	1	**
Segment general and administrative expenses (2) (3)	(16)	(14)	(2)	(14)%	(34)	(30)	(4)	(13)%
Equity-indexed compensation expense - general and administrative	(2)	(4)	2	**	(3)	(4)	1	**

Adjustments (4):
Deficiencies under minimum volume commitments, net	—	4	(4)	**	6	10	(4)	**
(Gains)/losses from derivative activities net of inventory valuation adjustments	(1)	(2)	1	**	1	(1)	2	**
Equity-indexed compensation expense	1	3	(2)	**	2	3	(1)	**
Segment adjusted EBITDA	$180	$161	$19	12%	$368	$327	$41	13%
Maintenance capital	$39	$9	$30	333%	$66	$18	$48	267%
Segment adjusted EBITDA per barrel	$0.45	$0.42	$0.03	7%	$0.46	$0.43	$0.03	7%

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
Volumes (5)	2017	2016	Volumes	%	2017	2016	Volumes	%
Crude oil, refined products and NGL terminalling and storage (average monthly capacity in millions of barrels)	112	105	7	7%	112	105	7	7%
Rail load / unload volumes (average volumes in thousands of barrels per day)	48	127	(79)	(62)%	41	109	(68)	(62)%
Natural gas storage (average monthly working capacity in billions of cubic feet)	97	97	—	—%	97	97	—	—%
NGL fractionation (average volumes in thousands of barrels per day)	119	105	14	13%	122	110	12	11%
Facilities segment total volumes (average monthly volumes in millions of barrels) (6)	134	128	6	5%	133	128	5	4%

**    Indicates that variance as a percentage is not meaningful.

(1)	Revenues and costs and expenses include intersegment amounts.

(2)	Field operating costs and Segment general and administrative expenses exclude equity-indexed compensation expense, which is presented separately in the table above.

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

Revenues and Volumes. Variances in revenues and average monthly volumes for the comparative periods were driven by:

•
NGL Storage, NGL Fractionation and Canadian Natural Gas Processing — Revenues increased by $26 million and $59 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016 primarily due to contributions from the Western Canada NGL assets we acquired in August 2016 and increased storage capacity at our Fort Saskatchewan facility, as well as higher fees at certain of our NGL storage and fractionation facilities, which were largely incurred in our Supply and Logistics segment results.

•
Rail Terminals — Revenues decreased by $8 million and $16 million for the three and six months ended June 30, 2017, respectively, compared to the three and six months ended June 30, 2016 primarily due to lower volumes at our U.S. terminals resulting from less favorable market conditions, partially offset by revenues and volumes from our Fort Saskatchewan rail terminal that came on line in April 2016.

•
Crude Oil Storage — Revenues decreased by $1 million and $4 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016 primarily due to (i) decreased utilization at certain of our West Coast terminals and (ii) lower results related to the sale of certain of our East Coast terminals in April 2016. Such decreases were partially offset by increased revenues from our Cushing and St. James terminals due to aggregate capacity expansions of over 2.8 million barrels and higher ancillary fees.

Field Operating Costs. The decrease in field operating costs (excluding equity-indexed compensation expense) for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 was primarily due to reduced rail activity, cost reduction efforts and the sale of certain of our East Coast terminals in April 2016. Such decreases were largely offset by an increase in operating costs associated with the Western Canada NGL assets acquired in August 2016.

Equity-indexed compensation expense. See “—Analysis of Operating Segments—Transportation Segment” for discussion of equity-indexed compensation expense for the periods presented.

Maintenance Capital. Maintenance capital consists of capital expenditures for the replacement of partially or fully depreciated assets in order to maintain the operating and/or earnings capacity of our existing assets. The increase in maintenance capital for the three and six months ended June 30, 2017 compared to the same periods in 2016 was primarily due to increased investment in our integrity management program, primarily on assets at our West Coast terminals.

Supply and Logistics Segment

Our revenues from supply and logistics activities reflect the sale of gathered and bulk-purchased crude oil, as well as sales of NGL volumes purchased from suppliers and natural gas sales attributable to the activities that were previously performed by our natural gas storage commercial optimization group. Generally, our segment profit is impacted by (i) increases or decreases in our Supply and Logistics segment volumes (which consist of lease gathering crude oil purchases volumes, NGL sales volumes and waterborne cargos), (ii) the effects of competition on our lease gathering and NGL margins and (iii) the overall volatility and strength or weakness of market conditions and the allocation of our assets among our various risk management strategies. In addition, the execution of our risk management strategies in conjunction with our assets can provide upside in certain markets. Although segment profit may be adversely affected during certain transitional periods as discussed further below, our crude oil and NGL supply, logistics and distribution operations are not directly affected by the absolute level of prices, but are affected by overall levels of supply and demand for crude oil and NGL, market structure and relative fluctuations in market-related indices and regional differentials.

The following tables set forth our operating results from our Supply and Logistics segment:

Operating Results (1)	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(in millions, except per barrel data)	2017	2016	$	%	2017	2016	$	%
Revenues	$5,783	$4,652	$1,131	24%	$12,184	$8,473	$3,711	44%
Purchases and related costs	(5,708)	(4,566)	(1,142)	(25)%	(11,678)	(8,243)	(3,435)	(42)%
Field operating costs (2)	(65)	(74)	9	12%	(131)	(155)	24	15%
Equity-indexed compensation expense - field operating costs	—	(1)	1	**	(1)	(1)	—	**
Segment general and administrative expenses (2) (3)	(23)	(24)	1	4%	(46)	(48)	2	4%
Equity-indexed compensation expense - general and administrative	(3)	(5)	2	**	(6)	(7)	1	**

Adjustments (4):
(Gains)/losses from derivative activities net of inventory valuation adjustments	(12)	121	(133)	**	(303)	243	(546)	**
Long-term inventory costing adjustments	7	(67)	74	**	14	(44)	58	**
Net (gain)/loss on foreign currency revaluation	(10)	—	(10)	**	(14)	1	(15)	**
Equity-indexed compensation expense	3	3	—	**	4	5	(1)	**
Segment adjusted EBITDA	$(28)	$39	$(67)	(172)%	$23	$224	$(201)	(90)%
Maintenance capital	$5	$3	$2	67%	$8	$6	$2	33%
Segment adjusted EBITDA per barrel	$(0.27)	$0.41	$(0.68)	(166)%	$0.11	$1.07	$(0.96)	(90)%

Average Daily Volumes	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(in thousands of barrels per day)	2017	2016	Volumes	%	2017	2016	Volumes	%
Crude oil lease gathering purchases	940	885	55	6%	929	899	30	3%
NGL sales	210	176	34	19%	280	242	38	16%
Waterborne cargos	—	5	(5)	(100)%	3	6	(3)	(50)%
Supply and Logistics segment total	1,150	1,066	84	8%	1,212	1,147	65	6%

**    Indicates that variance as a percentage is not meaningful.

(1)	Revenues and costs include intersegment amounts.

(2)	Field operating costs and Segment general and administrative expenses exclude equity-indexed compensation expense, which is presented separately in the table above.

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

The following table presents the range of the NYMEX WTI benchmark price of crude oil (in dollars per barrel):

	NYMEX WTI Crude Oil Price
	Low	High
Three months ended June 30, 2017	$43	$53
Three months ended June 30, 2016	$36	$51

Six months ended June 30, 2017	$43	$54
Six months ended June 30, 2016	$26	$51

Because the commodities that we buy and sell are generally indexed to the same pricing indices for both sales and purchases, revenues and costs related to purchases will fluctuate with market prices. However, the margins related to those sales and purchases will not necessarily have a corresponding increase or decrease. The absolute amount of our revenues and purchases increased for the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily due to higher crude oil prices. Additionally, revenues were impacted by gains from certain derivative activities during the three and six months ended June 30, 2017 compared to losses recognized during the 2016 periods.

Historically, we expected a base level of earnings from our Supply and Logistics segment from the assets employed by this segment. However, over the last 12 to 18 months, competition has increased significantly and, combined with recent and current market conditions, predicting such base level of earnings has been difficult. Our Supply and Logistics segment earnings may be optimized and enhanced when there is a high level of market volatility, favorable basis differentials and/or a steep contango or backwardated market structure. During certain transitional periods, such as the current extended period of lower crude oil prices, increased competition, low volatility and tight differentials, our ability to generate earnings in this segment is reduced and our segment earnings can be adversely impacted by activities designed to increase utilization of certain of our pipeline and facilities assets. These factors, in combination with overcapacity of midstream assets in certain regions and increased competition that currently exists in most crude oil producing regions, make predicting and then generating baseline-level performance challenging. Our NGL operations are also impacted by similar competitive pressures. In addition, our NGL operations are sensitive to weather-related demand, particularly during the approximate five-month peak heating season of November through March, and temperature differences from period-to-period may have a significant effect on NGL demand and thus our financial performance.

The following is a discussion of items impacting Supply and Logistics segment operating results for the periods indicated.

Net Revenues and Volumes. Our Supply and Logistics segment revenues, net of purchases and related costs, decreased by $11 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and increased by $276 million for the six months ended June 30, 2017 compared to the same period in 2016. The six-month comparative period was impacted by gains from certain derivative activities (as discussed further below) that more than offset lower results from less favorable market conditions. The following summarizes the significant items impacting the comparative periods:

•
Crude Oil Operations — Net revenues from our crude oil supply and logistics activities decreased for the three and six months ended June 30, 2017 as compared to the same periods in 2016, primarily due to continued and intensifying competition, largely due to overbuilt infrastructure underwritten with volume commitments and the effect of such on differentials, which negatively impacted our unit margins. See the “Outlook” section below for additional discussion of recent market conditions.

•
NGL Operations — Net revenues from our NGL operations decreased for the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016, largely due to (i) higher supply costs and tighter differentials driven by competition, which more than offset higher sales volume from the Western Canada NGL assets acquired in August 2016, (ii) warmer weather during the 2016-2017 heating season and (iii) higher storage and processing fees for the 2017 period, which were largely offset in our Facilities segment results.

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

Field Operating Costs. The decrease in field operating costs (excluding equity-indexed compensation expense) for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 was primarily due to lower trucking costs as pipeline expansion projects were placed into service.

Equity-indexed compensation expense. See “—Analysis of Operating Segments—Transportation Segment” for discussion of equity-indexed compensation expense for the periods presented.

Other Income and Expenses

Depreciation and Amortization

Depreciation and amortization expense decreased for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 primarily due to (i) impairment losses in the second quarter of 2016 of approximately $80 million associated with certain of our rail and other terminal assets, (ii) an approximately $18 million loss on assets taken out of service during the second quarter of 2016 and (iii) the write-off of approximately $2 million and $11 million of costs during 2017 and 2016, respectively, associated with the discontinuation of certain capital projects. These decreases were partially offset by additional depreciation and amortization expense associated with recently acquired assets and the completion of various capital expansion projects during the comparative periods. Depreciation and amortization expense was further impacted by net losses for the three and six months ended June 30, 2017 of approximately $5 million and $1 million, respectively, and net gains for the three and six months ended June 30, 2016 of approximately $10 million and $16 million, respectively, associated with sales of non-core assets during the periods and the Cheyenne Pipeline joint venture formation in June 2016.

Interest Expense

The increase in interest expense for the three and six months ended June 30, 2017 over the three and six months ended June 30, 2016 was primarily due to (i) lower capitalized interest driven by fewer capital projects under construction and (ii) a higher weighted average debt balance during the 2017 periods.

Other Income/(Expense), Net

The decrease in Other income/(expense), net for the three and six months ended June 30, 2017 compared to the same periods in 2016 was primarily related to the mark-to-market adjustment of PAA's Preferred Distribution Rate Reset Option, which was a gain of $2 million and a loss of $2 million for the three and six months ended June 30, 2017, respectively, compared to a gain of $25 million for the three and six months ended June 30, 2016. See Note 10 to our Condensed Consolidated Financial Statements for additional information. Excluding such impacts, Other income/(expense), net for the periods presented were primarily comprised of gains or losses from the revaluation of foreign currency transactions and monetary assets and liabilities.

Income Tax Expense

Income tax expense increased for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 primarily due to (i) higher year-over-year income as impacted by fluctuations in derivative mark-to-market valuations in our Canadian operations, (ii) higher deferred tax expense associated with the amortization of our deferred tax asset, and (iii) for the six month comparative period, higher deferred tax expense recorded in the first quarter of 2017 related to a change in our effective tax rate.

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

Outlook

Market Overview and Outlook

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Overview and Outlook” included in Item 7 of our 2016 Annual Report on Form 10-K for a discussion of historical crude oil market conditions and our view on potential drilling and production activity levels. The increase in crude oil prices during the fourth quarter of 2016 and early 2017 led to increased rig activity in areas where we anticipated production levels to increase, most notably the Permian Basin and the STACK resource play in Oklahoma. In the second quarter of 2017, crude oil prices trended downward, averaging 7% below the first quarter average.

However, rig activity during the second quarter continued to increase in many of the producing basins where we operate, although at a slower rate compared to the first quarter. Since early May 2017, Permian Basin rig counts have increased by 7%, adding approximately 26 rigs over the ensuing three month period. In addition, upstream acreage acquisition activity in the Permian Basin continued in the second quarter of 2017, with over $13 billion in acreage transactions announced within the last twelve months, which involved meaningful positions located in the Northern Delaware Basin. Current rig counts do not fully reflect the expected increase associated with certain of these transactions. We expect a continuation of a time lag between increased drilling activity and increased production as producers shift to multiple well pad operations and delayed scheduling of completion activities. These trends have led to a rising inventory of drilled but uncompleted (“DUC”) wells in the Permian Basin. In the Permian Basin alone, DUC inventory has increased by nearly 1,000 DUCs since the beginning of 2016. Importantly, over 80% of the increase in DUC inventory accumulated within the first half of 2017, during which DUC additions averaged approximately 140 per month. While the timing of DUC completion activity is difficult to forecast, DUC inventory and increases in well productivity could have a positive impact on either the rate of production growth or the ability of producers to maintain production at current levels in the event rig activity slows.

Taking all of these factors into account, we continue to expect production levels to increase in the second half of this year. The increased production levels should continue to increase pipeline utilization in our Transportation segment. Longer term, we believe rising production levels will also provide some potential relief on the margin compression we have been experiencing within our Supply and Logistics segment. However, we can provide no assurance that an improvement in market conditions will be achieved or that we will not be negatively impacted by declining crude oil supply, lower commodity prices, reduced producer activity levels, competition for incremental volumes, reduced margins, low levels of volatility, challenging capital markets conditions or other related factors. A continuation of a low crude oil price environment could have a material adverse impact on drilling and completion activity. Additionally, construction of additional infrastructure by us and our competitors could lead to even greater levels of excess takeaway capacity in certain areas for the near- to medium-term, which could further reduce unit margins in our various segments, and which could be exacerbated by declining levels of crude oil production. Specifically, our Supply and Logistics segment has been most heavily impacted by margin compression driven by factors such as these. Within this segment, our crude oil activities were the first to experience significant margin compression, and most recently, our NGL activities have become adversely impacted by margin compression as well, substantially driven by increased competition in supply areas and tighter differentials between Canadian and U.S. markets. In addition, in the current environment of increased competition, relatively flat futures curves, narrow grade differentials and low regional basis differentials, the prospects for capturing arbitrage opportunities of the type and amount that we have historically been able to capture is significantly reduced. The near term outlook for our Supply and Logistics segment is that such conditions are likely to continue; accordingly, our earnings from this segment are difficult to forecast and we can provide no assurance that conditions will improve or that we will be able to achieve our earnings objectives in this segment. Finally, we cannot be certain that our expansion efforts will generate targeted returns or that any recently completed or future acquisition activities will be successful. See “Risk Factors—Risks Related to PAA’s Business” discussed in Item 1A of our 2016 Annual Report on Form 10-K.

Outlook for Certain Idled and Underutilized Assets

During 2015, we shut down Line 901 and a portion of Line 903 in California following the release of crude oil (see Note 12 to our Condensed Consolidated Financial Statements for additional information). During the period since these pipelines were idled, we have been assessing potential alternatives in order to return them to operation. Some of the alternatives under consideration could result in incurring costs associated with retiring certain assets or an impairment of some or all of the carrying value of the idled property and equipment, which was approximately $124 million and $94 million as of June 30, 2017 and December 31, 2016, respectively.

We own a 54% undivided joint interest in the Capline Pipeline (“Capline”) system, which originates in St. James, Louisiana and terminates in Patoka, Illinois. We anticipate the construction of new crude oil pipeline infrastructure and the ongoing changing crude oil flows in the United States may result in a decline in volumes on the Capline system in future years to levels that cannot sustain operations. The owners of the Capline system are considering various alternatives for the use of the pipeline system, including an assessment of the commercial potential to reverse the pipeline direction within the next several years. Developments in the commercial outlook for the Capline system could result in incurring costs associated with retiring certain assets or an impairment of the carrying value of our interest in the Capline system, which was $196 million and $227 million at June 30, 2017 and December 31, 2016, respectively.

Liquidity and Capital Resources

General

On a consolidated basis, our primary sources of liquidity are (i) cash flow from operating activities, (ii) borrowings under PAA's credit facilities or the PAA commercial paper program and (iii) funds received from sales of equity and debt securities. In addition, we may supplement these sources of liquidity with proceeds from our non-core asset sales program, as further discussed below in the section entitled “—Acquisitions, Investments, Expansion Capital Expenditures and Divestitures.” Our primary cash requirements include, but are not limited to, (i) ordinary course of business uses, such as the payment of amounts related to the purchase of crude oil, NGL and other products and other expenses and interest payments on outstanding debt, (ii) expansion and maintenance activities, (iii) acquisitions of assets or businesses, (iv) repayment of principal on long-term debt and (v) distributions to our Class A shareholders and noncontrolling interests. We generally expect to fund our short-term cash requirements through cash flow generated from operating activities and/or borrowings under the PAA commercial paper program or PAA's credit facilities. In addition, we generally expect to fund our long-term needs, such as those resulting from expansion activities or acquisitions and refinancing long-term debt, through a variety of sources (either separately or in combination), which may include the sources mentioned above as funding for short-term needs and/or the issuance of additional equity or debt securities and the sale of non-core assets. As of June 30, 2017, we had a working capital deficit of $228 million and approximately $2.8 billion of liquidity available to meet our ongoing operating, investing and financing needs, subject to continued covenant compliance, as noted below (in millions):

As of June 30, 2017
Availability under PAA senior unsecured revolving credit facility (1) (2)	$1,584
Availability under PAA senior secured hedged inventory facility (1) (2)	1,011
Availability under PAA senior unsecured 364-day revolving credit facility	1,000
Amounts outstanding under PAA commercial paper program	(836)
Subtotal	2,759
Cash and cash equivalents	50
Total	$2,809

(1)	Represents availability prior to giving effect to amounts outstanding under the PAA commercial paper program, which reduce available capacity under the facilities.

(2)
Available capacity was reduced by outstanding letters of credit of $105 million, comprised of $16 million under the PAA senior unsecured revolving credit facility and $89 million under the PAA senior secured hedged inventory facility.

We believe that we have, and will continue to have, the ability to access the PAA commercial paper program and/or credit facilities, which we use to meet our short-term cash needs. We believe that our financial position remains solid and we have sufficient liquidity; however, extended disruptions in the financial markets and/or energy price volatility that adversely affect our business may have a materially adverse effect on our financial condition, results of operations or cash flows. Also, see Item 1A. “Risk Factors” of our 2016 Annual Report on Form 10-K for further discussion regarding such risks that may impact our liquidity and capital resources. Usage of the PAA credit facilities, which provide the backstop for the PAA commercial paper program, is subject to ongoing compliance with covenants. As of June 30, 2017, PAA was in compliance with all such covenants.

Cash Flow from Operating Activities

For a comprehensive discussion of the primary drivers of cash flow from operating activities, including the impact of varying market conditions and the timing of settlement of our derivatives, see Item 7. “Liquidity and Capital Resources—Cash Flow from Operating Activities” included in our 2016 Annual Report on Form 10-K.

Net cash provided by operating activities for the first six months of 2017 and 2016 was $1.459 billion and $379 million, respectively, and primarily resulted from earnings from our operations.

Net cash provided by operating activities for the 2017 period was positively impacted by a decrease in both the volume of inventory that we held and the margin balances required as part of our hedging activities, both of which had been funded by short-term debt. The cash inflows associated with these items resulted in a favorable impact on our cash provided by operating activities. However, the favorable effects from such activities were partially offset by higher prices for NGL and crude oil inventory that was purchased and stored at the end of the period.

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

At June 30, 2017 and December 31, 2016, counterparty deficiencies associated with agreements that include minimum volume commitments totaled $62 million and $66 million, respectively, of which $46 million and $54 million, respectively, was recorded as deferred revenue. The remaining balance of $16 million and $12 million at June 30, 2017 and December 31, 2016, respectively, was related to deficiencies for which the counterparties had not met their contractual minimum commitments and were not reflected in our Condensed Consolidated Financial Statements as we had not yet billed or collected such amounts.

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

Acquisitions. During the six months ended June 30, 2017 and 2016, we paid cash of $1.281 billion (net of cash acquired of $4 million) and $85 million, respectively, for acquisitions. The acquisitions completed during the six months ended June 30, 2017 primarily included the ACC System located in the Northern Delaware Basin in Southeastern New Mexico and West Texas. See Note 6 to our Condensed Consolidated Financial Statements for additional information regarding the ACC Acquisition. The ACC Acquisition was initially funded through borrowings under PAA's senior unsecured revolving credit facility. Such borrowings were subsequently repaid with proceeds from PAA's March 2017 issuance of its common units to AAP pursuant to the Omnibus Agreement and in connection with our underwritten equity offering. Additionally, we and an affiliate of Noble Midstream Partners LP completed the acquisition of Advantage Pipeline, L.L.C. for a purchase price of $133 million through a newly formed 50/50 joint venture. For our 50% share ($66.5 million), we contributed approximately 1.3 million PAA common units and approximately $26 million in cash.

2017 Capital Projects. We invested approximately $614 million in midstream infrastructure during the six months ended June 30, 2017, and we expect to invest approximately $950 million during the year ended December 31, 2017. See “—Acquisitions and Capital Projects” for detail of our projected capital expenditures for the year ending December 31, 2017. The majority of funding for our 2017 capital program was provided by proceeds from equity issuances during the first quarter of 2017, with the remaining funding expected to be provided by the sale of various non-core assets throughout the year.

Divestitures. Our strategic divestiture program includes the evaluation of potential sales of non-core assets and/or sales of partial interests in assets to strategic joint venture partners to optimize our asset portfolio and strengthen our balance sheet and leverage metrics. We sold certain non-core assets for proceeds of $389 million during the six months ended June 30, 2017. In addition, we entered into a definitive agreement in 2016 for an approximately $290 million sale of non-core assets for which regulatory approval is still pending. During the third quarter of 2017, we also entered into an additional definitive agreement to sell our interests in certain non-core pipelines in the Rocky Mountains for proceeds of approximately $250 million, and we are in various stages of discussion or advanced discussion and negotiations regarding additional sales of non-core assets or partial sales of assets to strategic partners for potential additional proceeds of approximately $150 million to $350 million. See Note 6 to our Condensed Consolidated Financial Statements for additional information regarding these asset sales and divestitures.

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

Registration Statements. We have filed with the SEC a universal shelf registration statement that, subject to effectiveness at the time of use, allows us to issue up to an aggregate of $1.0 billion of equity securities (the “Traditional Shelf”). Our issuances of equity securities associated with our Continuous Offering Program have been issued pursuant to the Traditional Shelf. At June 30, 2017, we had approximately $939 million of unsold securities available under the Traditional Shelf. Additionally, in February 2017, we filed a universal shelf registration statement (the “WKSI Shelf”), which provides us with the ability to offer and sell an unlimited amount of equity securities, subject to market conditions and capital needs. Our Underwritten Offering, discussed further below, was conducted under our WKSI Shelf.

Sales of Class A Shares. The following table summarizes our sales of Class A shares during the six months ended June 30, 2017 (net proceeds in millions):

Type of Offering	Class A Shares Issued	Net Proceeds (1)
Continuous Offering Program	1,786,326	$61	(2) (3)
Underwritten Offering	48,300,000	1,474	(3)
	50,086,326	$1,535

(1)	Amounts are net of costs associated with the offerings.

(2)
We pay commissions to our sales agents in connection with issuances of Class A shares under our Continuous Offering Program. We paid $1 million of such commissions during the six months ended June 30, 2017.

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

PAA Registration Statements. PAA periodically accesses the capital markets for both equity and debt financing. PAA has filed with the SEC a universal shelf registration statement that, subject to effectiveness at the time of use, allows PAA to issue up to an aggregate of $2.0 billion of debt or equity securities (the “PAA Traditional Shelf”). All issuances of PAA equity securities associated with PAA's Continuous Offering Program have been issued pursuant to the PAA Traditional Shelf. At June 30, 2017, PAA had approximately $1.1 billion of unsold securities available under the Traditional Shelf. PAA also has access to a universal shelf registration statement (the “PAA WKSI Shelf”), which provides it with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and capital needs. PAA did not conduct any offerings under the PAA WKSI Shelf during the six months ended June 30, 2017.

PAA Continuous Offering Program. During the six months ended June 30, 2017, PAA issued an aggregate of approximately 4.0 million common units under its continuous offering program, generating proceeds of $129 million, net of $1 million of commissions paid to its sales agents.

PAA Unit Issuances Under Omnibus Agreement. During the six months ended June 30, 2017, pursuant to the Omnibus Agreement discussed above, PAA sold (i) approximately 1.8 million common units to AAP in connection with our issuance of Class A shares under our Continuous Offering Program and (ii) 48.3 million common units to AAP in connection with our underwritten offering.

Credit Agreements, Commercial Paper Program and Indentures. The PAA credit agreements (which impact the ability to access the PAA commercial paper program because they provide the backstop that supports PAA’s short-term credit ratings) and the indentures governing PAA’s senior notes contain cross-default provisions. A default under the credit agreements would permit the lenders to accelerate the maturity of the outstanding debt. As long as PAA is in compliance with the provisions in the credit agreements, its ability to make distributions of available cash is not restricted. As of June 30, 2017, PAA was in compliance with the covenants contained in the credit agreements and indentures.

On a consolidated basis, during the six months ended June 30, 2017, we had net repayments under PAA's credit facilities and PAA commercial paper program of $425 million. The net repayments resulted primarily from cash flow from operating activities and cash received from equity activities, which offset borrowings during the period related to funding needs for (i) acquisition and capital investments, (ii) repayment of PAA's $400 million, 6.13% senior notes in January 2017 and (iii) other general partnership purposes.

During the six months ended June 30, 2016, we had net repayments under the credit facilities and the PAA commercial paper program of $558 million. The net repayments resulted primarily from cash flow from operating activities and cash received from our equity activities, which offset borrowings during the period related to inventory purchases and related margin balances required as part of our hedging activities.

Distributions to Our Class A Shareholders and Noncontrolling Interests

Distributions to our Class A shareholders. We distribute all of our available cash within 55 days following the end of each quarter to Class A shareholders of record. Available cash is generally defined as all of our cash and cash equivalents on hand at the end of each quarter less reserves established in the discretion of our general partner for future requirements. On August 14, 2017, we will pay a quarterly distribution of $0.55 per Class A share, which is unchanged from our prior three quarterly distributions, but represents a year-over-year distribution decrease of approximately 11%. See Note 9 to our Condensed Consolidated Financial Statements for details of distributions paid during or pertaining to the first six months of 2017. Also, see Item 5. “Market for Registrant’s Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities—Cash Distribution Policy” included in our 2016 Annual Report on Form 10-K for additional discussion regarding distributions.

The amount of cash available to distribute to our Class A shareholders is completely dependent upon the amount of cash distributed by PAA to AAP in respect of its common units; therefore, any change in the distribution level on PAA's common units will have a corresponding impact on the distribution level on our Class A shares. On August 7, 2017, PAA's management announced that it was engaged in discussions with our Board of Directors regarding a reassessment of PAA's approach to distributions, with a focus on resetting PAA's common unit distribution to a level supported by the distributable cash flow from PAA's fee-based Transportation and Facilities segments. As of such date, no final decisions had been made regarding such potential change, but PAA indicated that it intended to complete its reassessment and finalize any changes over the course of the ensuing sixty day period.

Distributions to noncontrolling interests. Distributions to noncontrolling interests represent amounts paid on interests in consolidated entities that are not owned by us. During the six months ended June 30, 2017 and 2016, we paid distributions of approximately $630 million and $743 million, respectively, to noncontrolling interests.

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

The following table includes our best estimate of the amount and timing of these payments as well as others due under the specified contractual obligations as of June 30, 2017 (in millions):

	Remainder of 2017	2018	2019	2020	2021	2022 and Thereafter	Total
Long-term debt, including current maturities and related interest payments (1)	$399	$1,054	$1,270	$870	$940	$11,054	$15,587
Leases and rights-of-way easements (2)	94	170	143	122	100	446	1,075
Other obligations (3)	296	236	163	132	129	517	1,473
Subtotal	789	1,460	1,576	1,124	1,169	12,017	18,135
Crude oil, NGL and other purchases (4)	3,162	2,879	2,072	1,427	1,201	4,012	14,753
Total	$3,951	$4,339	$3,648	$2,551	$2,370	$16,029	$32,888

(1)
Includes debt service payments, interest payments due on PAA’s senior notes and the commitment fee on assumed available capacity under the PAA credit facilities and long-term borrowings under our commercial paper program. Although there may be short-term borrowings under the PAA credit facilities and the PAA commercial paper program, we historically repay and borrow at varying amounts. As such, we have included only the maximum commitment fee (as if no short-term borrowings were outstanding on the PAA credit facilities or the PAA commercial paper program) in the amounts above.

(2)
Leases are primarily for (i) surface rentals, (ii) office rent, (iii) pipeline assets and (iv) trucks, trailers and railcars. Includes capital and operating leases as defined by FASB guidance, as well as obligations for rights-of-way easements.

(3)
Includes (i) other long-term liabilities, (ii) storage, processing and transportation agreements and (iii) non-cancelable commitments related to our capital expansion projects, including projected contributions for our share of the capital spending of our equity method investments. The transportation agreements include approximately $800 million associated with an agreement to transport crude oil on a pipeline that is owned by an equity method investee, in which we own a 50% interest. Our commitment to transport is supported by crude oil buy/sell agreements with third parties (including Oxy) with commensurate quantities.

(4)
Amounts are primarily based on estimated volumes and market prices based on average activity during June 2017. The actual physical volume purchased and actual settlement prices will vary from the assumptions used in the table.

Uncertainties involved in these estimates include levels of production at the wellhead, weather conditions, changes in market prices and other conditions beyond our control.

Letters of Credit. In connection with supply and logistics activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase of crude oil, NGL and natural gas. Additionally, we issue letters of credit to support insurance programs, derivative transactions and construction activities. At June 30, 2017 and December 31, 2016, we had outstanding letters of credit of approximately $105 million and $73 million, respectively.

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

•	the effects of competition;

•	market distortions caused by producer over-commitments to new or recently constructed infrastructure projects, which impacts volumes, margins, returns and overall earnings;

•	unanticipated changes in crude oil and NGL market structure, grade differentials and volatility (or lack thereof);

•	maintenance of PAA's credit rating and ability to receive open credit from suppliers and trade counterparties;

•	environmental liabilities or events that are not covered by an indemnity, insurance or existing reserves;

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

•	the failure to consummate, or significant delay in consummating, sales of assets or interests as a part of our strategic divestiture program;

•	the currency exchange rate of the Canadian dollar;

•	continued creditworthiness of, and performance by, our counterparties, including financial institutions and trading companies with which we do business;

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

We utilize natural gas derivatives to hedge commodity price risk inherent in our Supply and Logistics and Facilities segments. Our objectives for these derivatives include hedging anticipated purchases of natural gas. We manage these exposures with various instruments including exchange-traded futures, swaps and options.

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

The fair value of our commodity derivatives and the change in fair value as of June 30, 2017 that would be expected from a 10% price increase or decrease is shown in the table below (in millions):

	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease
Crude oil	$21	$(43)	$43
Natural gas	(13)	$11	$(11)
NGL and other	18	$(49)	$49
Total fair value	$26

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

Interest Rate Risk

Our use of variable rate debt and any forecasted issuances of fixed rate debt expose us to interest rate risk. Therefore, from time to time, we use interest rate derivatives to hedge interest rate risk associated with anticipated interest payments and, in certain cases, outstanding debt instruments. All of PAA’s senior notes are fixed rate notes and thus are not subject to interest rate risk. Our variable rate debt outstanding at June 30, 2017, approximately $1.1 billion, was subject to interest rate re-sets that range from less than one week to approximately three months. The average interest rate on variable rate debt that was outstanding during the six months ended June 30, 2017 was 1.9%, based upon rates in effect during such period. The fair value of our interest rate derivatives was a liability of $32 million as of June 30, 2017. A 10% increase in the forward LIBOR curve as of June 30, 2017 would have resulted in an increase of $33 million to the fair value of our interest rate derivatives. A 10% decrease in the forward LIBOR curve as of June 30, 2017 would have resulted in a decrease of $33 million to the fair value of our interest rate derivatives. See Note 10 to our Condensed Consolidated Financial Statements for a discussion of our interest rate risk hedging activities.

Currency Exchange Rate Risk

We use foreign currency derivatives to hedge foreign currency exchange rate risk associated with our exposure to fluctuations in the USD-to-CAD exchange rate. Because a significant portion of our Canadian business is conducted in CAD and, at times, a portion of our debt is denominated in CAD, we use certain financial instruments to minimize the risks of unfavorable changes in exchange rates. These instruments include foreign currency exchange contracts, forwards and options. The fair value of our foreign currency derivatives was an asset of $3 million as of June 30, 2017. A 10% increase in the exchange rate (USD-to-CAD) would have resulted in a decrease of $19 million to the fair value of our foreign currency derivatives. A 10% decrease in the exchange rate (USD-to-CAD) would have resulted in an increase of $19 million to the fair value of our foreign currency derivatives. See Note 10 to our Condensed Consolidated Financial Statements for a discussion of our currency exchange rate risk hedging.

Preferred Distribution Rate Reset Option

The Preferred Distribution Rate Reset Option of PAA’s Series A preferred units is an embedded derivative that must be bifurcated from the related host contract, PAA’s partnership agreement, and recorded at fair value in our Condensed Consolidated Balance Sheets. The valuation model utilized for this embedded derivative contains inputs including PAA’s common unit price, ten-year U.S. treasury rates and default probabilities to ultimately calculate the fair value of PAA’s Series A preferred units with and without the Preferred Distribution Rate Reset Option. The fair value of this embedded derivative was a liability of $35 million as of June 30, 2017. A 10% increase in the fair value would have an impact of $3 million. A 10% decrease in the fair value would also have an impact of $3 million. See Note 10 to our Condensed Consolidated Financial Statements for a discussion of embedded derivatives.

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

Applicable SEC rules require an evaluation of the effectiveness of our DCP. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our DCP as of June 30, 2017, the end of the period covered by this report, and, based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our DCP is effective.

Changes in Internal Control over Financial Reporting

In addition to the information concerning our DCP, we are required to disclose certain changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with our IPO and related transactions, the former owners of Plains All American GP LLC (the “Legacy Owners”) acquired the following interests (collectively, the “Stapled Interests”): (i) Class A units of AAP (“AAP units”) representing an economic limited partner interest in AAP; (ii) general partner units representing a non-economic membership interest in our general partner; and (iii) Class B shares representing a non-economic limited partner interest in us. The Legacy Owners and any permitted transferees of their Stapled Interests have the right to exchange (the “Exchange Right”) all or a portion of such Stapled Interests for an equivalent number of Class A shares. In connection with the exercise of the Exchange Right, the Stapled Interests are transferred to us and the applicable Class B shares are canceled. Although we issue one Class A share for each Stapled Interest that is exchanged, we also receive one AAP unit and one general partner unit. As a result, the exercise by Legacy Owners of the Exchange Right is not dilutive. During the quarter ended June 30, 2017, certain Legacy Owners or their permitted transferees exercised the Exchange Right, which resulted in the issuance of 1,692,938 Class A shares. The issuance of Class A shares in connection with the exercise of the Exchange Right was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

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

August 8, 2017

	By:	/s/ Al Swanson
Al Swanson,
Executive Vice President and Chief Financial Officer of PAA GP Holdings LLC (Principal Financial Officer)

August 8, 2017

	By:	/s/ Chris Herbold
Chris Herbold,
Vice President—Accounting and Chief Accounting Officer of PAA GP Holdings LLC (Principal Accounting Officer)

August 8, 2017

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

4.1	—
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

10.1 **	—
Form of Director LTIP Grant Letter (February 2017) - Director Grant - Designated Directors and Audit Committee Members (PAGP Plan) (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.2 **	—
Form of Director LTIP Grant Letter (February 2017) - Audit Committee Supplement (PAGP Plan) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.3 **	—
Form of Director LTIP Grant Letter (February 2017) - Independent Director Grant (PAGP Plan) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.4 **	—	Form of LTIP Grant Letter for Officers (July 2017) (incorporated by reference to Exhibit 10.4 to PAA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).

31.1 †	—	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2 †	—	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1 ††	—	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350.

32.2 ††	—	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.

101.INS†	—	XBRL Instance Document

101.SCH†	—	XBRL Taxonomy Extension Schema Document

101.CAL†	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	—	XBRL Taxonomy Extension Presentation Linkbase Document

†    Filed herewith.
††    Furnished herewith.
*    Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any
omitted schedule    will be furnished supplementally to the SEC upon request.
**    Management compensatory plan or arrangement.