Form 10-Q
period 2018-03-31
PLAINS GP HOLDINGS LP
filed 2018-05-09
CIK 1581990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________________________________________

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
As of May 1, 2018, there were 157,019,038 Class A Shares outstanding.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$26	$40
Trade accounts receivable and other receivables, net	3,023	3,029
Inventory	620	713
Other current assets	296	221
Total current assets	3,965	4,003

PROPERTY AND EQUIPMENT	16,976	16,901
Accumulated depreciation	(2,847)	(2,796)
Property and equipment, net	14,129	14,105

OTHER ASSETS
Goodwill	2,543	2,566
Investments in unconsolidated entities	2,882	2,756
Deferred tax asset	1,373	1,386
Linefill and base gas	870	872
Long-term inventory	159	164
Other long-term assets, net	891	901
Total assets	$26,812	$26,753

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$3,572	$3,459
Short-term debt	774	737
Other current liabilities	256	337
Total current liabilities	4,602	4,533

LONG-TERM LIABILITIES
Senior notes, net of unamortized discounts and debt issuance costs	8,935	8,933
Other long-term debt	115	250
Other long-term liabilities and deferred credits	736	679
Total long-term liabilities	9,786	9,862

COMMITMENTS AND CONTINGENCIES (NOTE 12)

PARTNERS’ CAPITAL
Class A Shareholders (157,019,038 and 156,111,139 shares outstanding, respectively)	1,701	1,695
Noncontrolling interests	10,723	10,663
Total partners’ capital	12,424	12,358
Total liabilities and partners’ capital	$26,812	$26,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Three Months Ended March 31,
	2018	2017
	(unaudited)
REVENUES
Supply and Logistics segment revenues	$8,111	$6,395
Transportation segment revenues	146	138
Facilities segment revenues	141	134
Total revenues	8,398	6,667

COSTS AND EXPENSES
Purchases and related costs	7,519	5,593
Field operating costs	292	288
General and administrative expenses	80	75
Depreciation and amortization	127	122
Total costs and expenses	8,018	6,078

OPERATING INCOME	380	589

OTHER INCOME/(EXPENSE)
Equity earnings in unconsolidated entities	75	53
Interest expense (net of capitalized interest of $6 and $6, respectively)	(106)	(129)
Other expense, net	(1)	(5)

INCOME BEFORE TAX	348	508
Current income tax expense	(13)	(10)
Deferred income tax expense	(62)	(96)

NET INCOME	273	402
Net income attributable to noncontrolling interests	(236)	(361)
NET INCOME ATTRIBUTABLE TO PAGP	$37	$41

BASIC AND DILUTED NET INCOME PER CLASS A SHARE	$0.23	$0.34

BASIC AND DILUTED WEIGHTED AVERAGE CLASS A SHARES OUTSTANDING	157	120

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended March 31,
	2018	2017
	(unaudited)
Net income	$273	$402
Other comprehensive income/(loss)	(65)	36
Comprehensive income	208	438
Comprehensive income attributable to noncontrolling interests	(185)	(392)
Comprehensive income attributable to PAGP	$23	$46

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
(in millions)

	Derivative Instruments	Translation Adjustments	Other	Total
	(unaudited)
Balance at December 31, 2017	$(223)	$(548)	$1	$(770)

Reclassification adjustments	2	—	—	2
Deferred gain on cash flow hedges	31	—	—	31
Currency translation adjustments	—	(98)	—	(98)
Total period activity	33	(98)	—	(65)
Balance at March 31, 2018	$(190)	$(646)	$1	$(835)

	Derivative Instruments	Translation Adjustments	Other	Total
	(unaudited)
Balance at December 31, 2016	$(228)	$(782)	$1	$(1,009)

Reclassification adjustments	2	—	—	2
Deferred gain on cash flow hedges	7	—	—	7
Currency translation adjustments	—	27	—	27
Total period activity	9	27	—	36
Balance at March 31, 2017	$(219)	$(755)	$1	$(973)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31,
	2018	2017
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$273	$402
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	127	122
Equity-indexed compensation expense	17	12
Deferred income tax expense	62	96
(Gain)/loss on foreign currency revaluation	8	(3)
Equity earnings in unconsolidated entities	(75)	(53)
Distributions on earnings from unconsolidated entities	101	52
Other	11	10
Changes in assets and liabilities, net of acquisitions	(4)	177
Net cash provided by operating activities	520	815

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in connection with acquisitions, net of cash acquired	—	(1,254)
Investments in unconsolidated entities	(40)	(123)
Additions to property, equipment and other	(266)	(275)
Proceeds from sales of assets	83	161
Other investing activities	2	—
Net cash used in investing activities	(221)	(1,491)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings/(repayments) under PAA commercial paper program (Note 8)	(8)	149
Net borrowings under PAA senior unsecured revolving credit facility (Note 8)	350	—
Net repayments under PAA senior secured hedged inventory facility (Note 8)	(498)	(501)
Repayments of PAA senior notes	—	(400)
Net proceeds from sales of Class A shares	—	1,535
Net proceeds from sales of common units by a subsidiary	—	129
Distributions paid to Class A shareholders (Note 9)	(47)	(57)
Distributions paid to noncontrolling interests (Note 9)	(171)	(315)
Other financing activities	64	127
Net cash provided by/(used in) financing activities	(310)	667

Effect of translation adjustment on cash	(3)	—

Net decrease in cash and cash equivalents	(14)	(9)
Cash and cash equivalents, beginning of period	40	50
Cash and cash equivalents, end of period	$26	$41

Cash paid for:
Interest, net of amounts capitalized	$76	$92
Income taxes, net of amounts refunded	$9	$27

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(in millions)

	Class A Shareholders	Noncontrolling Interests	Total Partners’ Capital
	(unaudited)
Balance at December 31, 2017	$1,695	$10,663	$12,358
Impact of adoption of ASU 2017-05 (Note 2)	24	89	113
Net income	37	236	273
Distributions (Note 9)	(47)	(220)	(267)
Deferred tax asset	2	—	2
Other comprehensive loss	(14)	(51)	(65)
Other	4	6	10
Balance at March 31, 2018	$1,701	$10,723	$12,424

	Class A Shareholders	Noncontrolling Interests	Total Partners’ Capital
	(unaudited)
Balance at December 31, 2016	$1,737	$8,970	$10,707
Net income	41	361	402
Distributions	(57)	(315)	(372)
Deferred tax asset	386	—	386
Sales of Class A shares	462	1,073	1,535
Sales of common units by a subsidiary	13	116	129
Other comprehensive income	5	31	36
Other	17	(13)	4
Balance at March 31, 2017	$2,604	$10,223	$12,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1—Organization and Basis of Consolidation and Presentation

Organization

Plains GP Holdings, L.P. (“PAGP”) is a Delaware limited partnership formed in July 2013 that has elected to be taxed as a corporation for United States federal income tax purposes. PAGP does not directly own any operating assets; as of March 31, 2018, its principal sources of cash flow are derived from an indirect investment in Plains All American Pipeline, L.P. (“PAA”), a publicly traded Delaware limited partnership. As used in this Form 10-Q and unless the context indicates otherwise (taking into account the fact that PAGP has no operating activities apart from those conducted by PAA and its subsidiaries), the terms “Partnership,” “we,” “us,” “our,” “ours” and similar terms refer to PAGP and its subsidiaries.

As of March 31, 2018, PAGP owned (i) a 100% managing member interest in Plains All American GP LLC (“GP LLC”), an entity that has also elected to be taxed as a corporation for United States federal income tax purposes and (ii) an approximate 55% limited partner interest in Plains AAP, L.P. (“AAP”) through our direct ownership of approximately 156.0 million Class A units of AAP (“AAP units”) and indirect ownership of approximately 1.0 million AAP units through GP LLC. GP LLC is a Delaware limited liability company that also holds the non-economic general partner interest in AAP. AAP is a Delaware limited partnership that, as of March 31, 2018, directly owned a limited partner interest in PAA through its ownership of approximately 283.9 million PAA common units (approximately 36% of PAA’s total outstanding common units and Series A preferred units combined). AAP is the sole member of PAA GP LLC (“PAA GP”), a Delaware limited liability company that directly holds the non-economic general partner interest in PAA.

PAA is a publicly traded master limited partnership that owns and operates midstream energy infrastructure and provides logistics services primarily for crude oil, natural gas liquids (“NGL”) and natural gas. PAA owns an extensive network of pipeline transportation, terminalling, storage and gathering assets in key crude oil and NGL producing basins and transportation corridors and at major market hubs in the United States and Canada. Our business activities are conducted through three operating segments: Supply and Logistics, Transportation and Facilities. See Note 13 for further discussion of our operating segments.

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

Definitions

Additional defined terms are used in this Form 10-Q and shall have the meanings indicated below:

AOCI	=	Accumulated other comprehensive income/(loss)
ASC	=	Accounting Standards Codification
ASU	=	Accounting Standards Update
Bcf	=	Billion cubic feet
Btu	=	British thermal unit
CAD	=	Canadian dollar
CODM	=	Chief Operating Decision Maker
EBITDA	=	Earnings before interest, taxes, depreciation and amortization
EPA	=	United States Environmental Protection Agency
FASB	=	Financial Accounting Standards Board
GAAP	=	Generally accepted accounting principles in the United States
ICE	=	Intercontinental Exchange
ISDA	=	International Swaps and Derivatives Association
LIBOR	=	London Interbank Offered Rate
LTIP	=	Long-term incentive plan
Mcf	=	Thousand cubic feet
NGL	=	Natural gas liquids, including ethane, propane and butane
NYMEX	=	New York Mercantile Exchange
Oxy	=	Occidental Petroleum Corporation or its subsidiaries
PLA	=	Pipeline loss allowance
SEC	=	United States Securities and Exchange Commission
USD	=	United States dollar
WTI	=	West Texas Intermediate

Basis of Consolidation and Presentation

The accompanying unaudited condensed consolidated interim financial statements and related notes thereto should be read in conjunction with our 2017 Annual Report on Form 10-K. The accompanying condensed consolidated financial statements include the accounts of PAGP and all of its wholly owned subsidiaries and those entities that it controls. Investments in entities over which we have significant influence but not control are accounted for by the equity method. We apply proportionate consolidation for pipelines and other assets in which we own undivided joint interests. The financial statements have been prepared in accordance with the instructions for interim reporting as set forth by the SEC. All adjustments (consisting only of normal recurring adjustments) that in the opinion of management were necessary for a fair statement of the results for the interim periods have been reflected. All significant intercompany transactions have been eliminated in consolidation, and certain reclassifications have been made to information from previous years to conform to the current presentation. The condensed consolidated balance sheet data as of December 31, 2017 was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three months ended March 31, 2018 should not be taken as indicative of results to be expected for the entire year.

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

With the exception of a deferred tax asset of $1,373 million and $1,386 million as of March 31, 2018 and December 31, 2017, respectively, substantially all assets and liabilities presented on PAGP’s consolidated balance sheet are those of PAA. Only the assets of each respective VIE can be used to settle the obligations of that individual VIE, and the creditors of each/either of those VIEs do not have recourse against the general credit of PAGP. PAGP did not provide any financial support to PAA or AAP during the three months ended March 31, 2018 or the year ended December 31, 2017, respectively. See Note 15 to our Consolidated Financial Statements included in Part IV of our 2017 Annual Report on Form 10-K for information regarding the Omnibus Agreement entered into in connection with the Simplification Transactions.

Subsequent events have been evaluated through the financial statements issuance date and have been included in the following footnotes where applicable.

Note 2—Recent Accounting Pronouncements

Except as discussed below and in our 2017 Annual Report on Form 10-K, there have been no new accounting pronouncements that have become effective or have been issued during the three months ended March 31, 2018 that are of significance or potential significance to us.

Accounting Standards Updates Adopted During the Period

In February 2017, the FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The ASU clarifies what type of transactions involving nonfinancial assets are covered by the scope of the standard and provides guidance on how to account for those transactions, including partial sales of real estate. Within this guidance, all sales and partial sales of businesses, which may have previously been accounted for using the in-substance real estate guidance, should follow the consolidation guidance. This guidance is effective for interim and annual periods beginning after December 15, 2017, and must be adopted at the same time as Topic 606. We adopted this ASU on January 1, 2018, using the modified retrospective approach. The cumulative effect of our adoption resulted in increases in both the carrying value of investments in unconsolidated entities and retained earnings of $113 million related to the retained noncontrolling interest in those entities from partial sales of businesses accounted for under in-substance real estate guidance during 2016 and 2017.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), requiring that a statement of cash flows explain the change in total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents during the period. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period total amounts shown on the statement of cash flows. This guidance is effective for interim and annual periods beginning after December 31, 2017. We adopted this ASU on January 1, 2018. Our adoption did not have an impact on our statement of cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, followed by a series of related accounting standard updates (collectively referred to as “Topic 606”) with the underlying principle that an entity will recognize revenue to reflect amounts expected to be received in exchange for the provision of goods and services to customers upon the transfer of control of those goods or services. We adopted Topic 606 on January 1, 2018, and applied the modified retrospective approach. See Note 3 for additional information.

Other Accounting Standards Updates

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), that revises the current accounting model for leases. The most significant changes are the clarification of the definition of a lease and required lessee recognition on the balance sheet of lease assets and liabilities with lease terms of more than 12 months (with the election of the practical expedient to exclude short-term leases on the balance sheet), including extensive quantitative and qualitative disclosures. This guidance will become effective for interim and annual periods beginning after December 15, 2018, with a modified retrospective application required. Early adoption is permitted, including adoption in an interim period. We expect to adopt this guidance on January 1, 2019 and are assessing the use of optional practical expedients. We are currently evaluating the effect that adopting this guidance will have on our financial position, results of operations and cash flows. Although our evaluation is ongoing, we do expect that the adoption will impact our financial statements as the standard requires the recognition on the balance sheet of a right of use asset and corresponding lease liability. We are currently analyzing our contracts to determine whether they contain a lease under the revised guidance and have not quantified the amount of the asset and liability that will be recognized on our consolidated balance sheet.

Note 3—Revenues

Revenue Recognition

On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC Topic 605, Revenue Recognition.

There was no material impact to opening retained earnings as of January 1, 2018 due to the adoption of Topic 606. There also was no material impact to revenues, or any other financial statement line items, for the three months ended March 31, 2018 as a result of applying Topic 606.

Under Topic 606, we disaggregate our revenues by segment and type of activity. These categories depict how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. Our business activities are conducted through three operating segments: Supply and Logistics, Transportation and Facilities. See Note 13 for further discussion of our operating segments.

Supply and Logistics Segment Revenues from Contracts with Customers. The following table presents our Supply and Logistics segment revenues from contracts with customers disaggregated by segment and type of activity (in millions):

Three Months Ended March 31, 2018
Supply and Logistics revenues from contracts with customers
Crude oil transactions	$7,023
NGL and other transactions	1,151
Total Supply and Logistics revenues from contracts with customers	$8,174

Revenues from sales of crude oil, NGL and natural gas are recognized at the time title to the product sold transfers to the purchaser, which occurs upon delivery of the product to the purchaser or its designee. Sales of crude oil and NGL consist of outright sales contracts. The consideration received under these contracts is variable based on commodity prices. Inventory purchases and sales under buy/sell transactions are treated as inventory exchanges which are excluded from Supply and Logistics segment revenues in our Condensed Consolidated Statements of Operations. Revenues recognized by our Supply and Logistics segment primarily represent margin based activities.

Additionally, we may utilize derivatives in connection with the transactions described above. Derivative revenue is not included as a component of revenue from contracts with customers, but is included in other items in revenue. The change in the fair value of derivatives that are not designated or do not qualify for hedge accounting is recognized in revenues each period along with the ineffective portion of the change in fair value of derivatives that are designated as cash flow hedges. For commodity derivatives that are designated as cash flow hedges, derivative gains and losses are deferred in AOCI and recognized in revenues in the periods during which the underlying physical hedged transaction impacts earnings.

Transportation Segment Revenues from Contracts with Customers. The following table presents our Transportation segment revenues from contracts with customers disaggregated by segment and type of activity (in millions):

Three Months Ended March 31, 2018
Transportation revenues from contracts with customers
Tariff activities:
Crude oil pipelines	$389
NGL pipelines	27
Total tariff activities	416
Trucking	34
Total Transportation revenues from contracts with customers	$450

Our Transportation segment operations generally consist of fee-based activities associated with transporting crude oil and NGL on pipelines, gathering systems and trucks. Revenues from pipeline tariffs and fees are associated with the transportation of crude oil and NGL at a published tariff. We primarily recognize pipeline tariff and fee revenues over time as services are rendered, based on the volumes transported. As is common in the pipeline transportation industry, our tariffs incorporate a loss allowance factor. We recognize the allowance volumes collected as part of the transaction price and record this non-cash consideration at fair value, measured as of the contract inception date.

Facilities Segment Revenues from Contracts with Customers. The following table presents our Facilities segment revenues from contracts with customers disaggregated by segment and type of activity (in millions):

Three Months Ended March 31, 2018
Facilities revenues from contracts with customers
Crude oil, NGL and other terminalling and storage	$166
NGL and natural gas processing and fractionation	100
Rail load / unload	16
Total Facilities revenues from contracts with customers	$282

Our Facilities segment operations generally consist of fee-based activities associated with providing storage, terminalling and throughput services primarily for crude oil, NGL and natural gas, as well as NGL fractionation and isomerization services and natural gas and condensate processing services. Revenues generated in this segment include (i) fees that are generated from storage capacity agreements, (ii) terminal throughput fees that are generated when we receive liquids from one connecting source and deliver the applicable product to another connecting carrier, (iii) fees from NGL fractionation and isomerization services, (iv) fees from natural gas and condensate processing services, (v) fees associated with natural gas park and loan activities, interruptible storage services and wheeling and balancing services (“natural gas storage related activities”) and (vi) loading and unloading fees at our rail terminals.

We generate revenue through a combination of month-to-month and multi-year agreements and processing arrangements. Storage fees are typically recognized in revenue ratably over the term of the contract regardless of the actual storage capacity utilized as our performance obligation is to make available storage capacity for a period of time. Terminal fees (including throughput and rail fees) are recognized as the liquids enter or exit the terminal and are received from or delivered to the connecting carrier or third-party terminal, as applicable. Fees from NGL fractionation and isomerization services and gas processing services are recognized in the period when the services are performed. Natural gas storage related activities fees are recognized in the period the natural gas moves across our header system. We recognize rail loading and unloading fees when the volumes are delivered or received.

Reconciliation to Total Revenues of Reportable Segments. Topic 606 requires us to provide information about the relationship between the disaggregated revenues presented above and segment revenues. These disclosures only include information regarding revenues associated with consolidated entities, and revenues from entities accounted for by the equity method are not included in the disclosures. The following table presents the reconciliation of our revenues from contracts with customers (as described above for each segment) to segment revenues and total revenues as disclosed in our Condensed Consolidated Statement of Operations (in millions):

Three Months Ended March 31, 2018	Transportation	Facilities	Supply and Logistics	Total
Revenues from contracts with customers	$450	$282	$8,174	$8,906
Other items in revenues	4	10	(62)	(48)
Total revenues of reportable segments	$454	$292	$8,112	$8,858
Intersegment revenues				(460)
Total revenues				$8,398

Minimum Volume Commitments. We have certain agreements that require counterparties to transport or throughput a minimum volume over an agreed upon period. These contracts are within the scope of Topic 606. In addition, we have certain buy/sell agreements that require customers to deliver a minimum volume over an agreed upon period that are within the scope of ASC Topic 845, Nonmonetary Transactions, (“Topic 845”). Some of these agreements include make-up rights if the minimum volume is not met. We record a receivable from the counterparty in the period that services are provided or when the transaction occurs, including amounts for deficiency obligations from counterparties associated with minimum volume commitments. If a counterparty has a make-up right associated with a deficiency, we defer the revenue attributable to the counterparty’s make-up right as a contract liability and subsequently recognize the revenue at the earlier of when the deficiency volume is delivered or shipped, when the make-up right expires or when it is determined that the counterparty’s ability to utilize the make-up right is remote.

At March 31, 2018 and December 31, 2017, counterparty deficiencies associated with agreements (under Topic 606 and Topic 845) that include minimum volume commitments totaled $59 million and $57 million, respectively, of which $44 million and $37 million, respectively, was recorded as a contract liability, which we refer to as deferred revenue. The remaining balance of $15 million and $20 million at March 31, 2018 and December 31, 2017, respectively, was related to deficiencies for which the counterparties had not met their contractual minimum commitments and were not reflected in our Condensed Consolidated Financial Statements as we had not yet billed or collected such amounts.

Contract Balances. Our contract balances primarily consist of trade accounts receivable and liabilities. Our liabilities primarily consist of deferred revenues and advance cash payments. We invoice customers in the month following that in which products or services were provided and generally require payment within 30 days of the invoice date. See Note 5 for further discussion of trade accounts receivable and advance cash payments. Included in these deferred revenues are amounts recognized under minimum volume commitments, as discussed above.

The following is a reconciliation of trade accounts receivable from revenues from contracts with customers to total Trade accounts receivable and other receivables, net as presented on our Condensed Consolidated Balance Sheet (in millions):

	March 31, 2018	December 31, 2017
Trade accounts receivable arising from revenues from contracts with customers	$2,783	$2,584
Other trade accounts receivables and other receivables (1)	3,674	3,709
Impact due to contractual rights of offset with counterparties	(3,434)	(3,264)
Trade accounts receivable and other receivables, net	$3,023	$3,029

(1)	The balance is comprised primarily of accounts receivable associated with buy/sell arrangements that are not within the scope of Topic 606.

Our contract liabilities primarily consist of amounts received under minimum volume commitments for which revenues are yet to be recognized and customer pre-payments and deposits. The following table presents the change in the contract liability balance during the three months ended March 31, 2018 (in millions):

	Minimum Volume Commitments	Customer Prepayments and Other	Total Deferred Revenues
Balance at December 31, 2017	$8	$86	$94
Amounts recognized as revenue	(5)	(70)	(75)
Additions	5	95	100
Other	—	(3)	(3)
Balance at March 31, 2018	$8	$108	$116

Remaining Performance Obligations. Topic 606 requires a presentation of information about partially and wholly unsatisfied performance obligations under contracts that exist as of the end of the period. The information includes the amount of consideration allocated to those remaining performance obligations and the timing of revenue recognition of those remaining performance obligations. Certain contracts meet the requirements for the presentation as remaining performance obligations. These arrangements include a fixed minimum level of service, typically a set volume of service, and do not contain any variability other than expected timing within a limited range. These contracts are all within the scope of Topic 606. The following table presents the amount of consideration associated with remaining performance obligations for the population of contracts with external customers meeting the presentation requirements as of March 31, 2018 (in millions):

	Remainder of 2018	2019	2020	2021	2022	2023 and Thereafter
Pipeline revenues supported by minimum volume commitments (1)	$77	$158	$225	$214	$212	$682
Long-term storage, terminalling and throughput agreements revenues	327	347	276	212	168	679
Total	$404	$505	$501	$426	$380	$1,361

(1)	Includes revenues from certain contracts for which the amount and timing of revenue is subject to the completion of underlying construction projects.

The presentation above does not include (i) expected revenues from legacy shippers not underpinned by minimum volume commitments, including pipelines where there are no or limited alternative pipeline transportation options, (ii) intersegment revenues and (iii) the amount of consideration associated with certain income generating contracts, which include a fixed minimum level of service, that are either not within the scope of Topic 606 or do not meet the requirements for presentation as remaining performance obligations under Topic 606. The following are examples of contracts that are not included in the table above because they are not within the scope of Topic 606 or do not meet the Topic 606 requirements for presentation:

•
Minimum volume commitments related to the assets of equity method investees — contracts include those related to the Eagle Ford, BridgeTex, STACK, Caddo, Saddlehorn, White Cliffs, Cheyenne and Diamond pipeline systems;

•	Acreage dedications — Contracts include those related to the Permian Basin, Eagle Ford, Central, Rocky Mountain and Canada regions;

•	Supply and Logistics contracts within the scope of Topic 845 — including buy/sell arrangements with future committed volumes on certain Permian Basin, Eagle Ford, Central and Canada region systems;

•	All other Supply and Logistics contracts, due to the election of practical expedients related to variable consideration and short-term contracts, as discussed below;

•	Transportation and Facilities contracts that are short-term, as discussed below;

•	Contracts within the scope of ASC Topic 840, Leases; and

•	Contracts within the scope of ASC Topic 815, Derivatives and Hedging.

We have elected practical expedients to exclude the presentation of remaining performance obligations for variable consideration which relates to wholly unsatisfied performance obligations. Certain contracts do not meet the requirements for presentation of remaining performance obligations under Topic 606 due to variability in amount of performance obligation remaining, variability in the timing of recognition or variability in consideration. Acreage dedications do require us to perform future services but do not contain a minimum level of services and are therefore excluded from this presentation. Long-term supply and logistics arrangements contain variable timing, volumes and/or consideration and are excluded from this presentation. The duration of these contracts varies across the periods presented above.

Additionally, we have elected practical expedients to exclude contracts with terms of one year or less, which excludes the presentation of remaining performance obligations for short-term transportation, storage and processing services, supply and logistics arrangements, including the non-cancelable period of evergreen arrangements, and any other types of arrangements with terms of one year or less.

Note 4—Net Income Per Class A Share

Basic net income per Class A share is determined by dividing net income attributable to PAGP by the weighted average number of Class A shares outstanding during the period. Our Class B and Class C shares do not share in the earnings of the Partnership; accordingly, basic and diluted net income per Class B and Class C share has not been presented.

Diluted net income per Class A share is determined by dividing net income attributable to PAGP by the diluted weighted average number of Class A shares outstanding during the period. For purposes of calculating diluted net income per Class A share, both the net income attributable to PAGP and the diluted weighted average number of Class A shares outstanding consider the impact of possible future exchanges of (i) AAP units and the associated Class B shares into our Class A shares and (ii) certain Class B units of AAP (referred to herein as “AAP Management Units”) into our Class A shares. In addition, the calculation of the diluted weighted average number of Class A shares outstanding considers the effect of potentially dilutive awards under the Plains GP Holdings, L.P. Long-Term Incentive Plan (the “PAGP LTIP”).

All AAP Management Units that have satisfied the applicable performance conditions are considered potentially dilutive. Exchanges of potentially dilutive AAP units and AAP Management Units are assumed to have occurred at the beginning of the period and the incremental income attributable to PAGP resulting from the assumed exchanges is representative of the incremental income that would have been attributable to PAGP if the assumed exchanges occurred on that date. See Note 11 to our Consolidated Financial Statements included in Part IV of our 2017 Annual Report on Form 10-K for information regarding exchanges of AAP units and AAP Management Units. PAGP LTIP awards that are deemed to be dilutive are reduced by a hypothetical share repurchase based on the remaining unamortized fair value, as prescribed by the treasury stock method in guidance issued by the FASB. See Note 16 to our Consolidated Financial Statements included in Part IV of our 2017 Annual Report on Form 10-K for information regarding PAGP LTIP awards.

For the three months ended March 31, 2018 and 2017, the possible exchange of any AAP units and certain AAP Management Units would not have had a dilutive effect on basic net income per Class A share. For the three months ended March 31, 2018 and 2017, our PAGP LTIP awards were dilutive; however, there were less than 0.1 million dilutive LTIP awards for each period, which did not change the presentation of weighted average Class A shares outstanding or net income per Class A share.

The following table sets forth the computation of basic and diluted net income per Class A share (in millions, except per share data):

	Three Months Ended March 31,
	2018	2017
Basic and Diluted Net Income per Class A Share
Net income attributable to PAGP	$37	$41
Basic and diluted weighted average Class A shares outstanding	157	120

Basic and diluted net income per Class A share	$0.23	$0.34

Note 5—Accounts Receivable, Net

Our accounts receivable are primarily from purchasers and shippers of crude oil and, to a lesser extent, purchasers of NGL and natural gas. To mitigate credit risk related to our accounts receivable, we utilize a rigorous credit review process. We closely monitor market conditions and perform credit reviews of each customer to make a determination with respect to the amount, if any, of open credit to be extended to any given customer and the form and amount of financial performance assurances we require. Such financial assurances are commonly provided to us in the form of advance cash payments, standby letters of credit, credit insurance or parental guarantees. As of March 31, 2018 and December 31, 2017, we had received $132 million and $117 million, respectively, of advance cash payments from third parties to mitigate credit risk. We also received $44 million and $54 million as of March 31, 2018 and December 31, 2017, respectively, of standby letters of credit to support obligations due from third parties, a portion of which applies to future business. Additionally, in an effort to mitigate credit risk, a significant portion of our transactions with counterparties are settled on a net-cash basis. Furthermore, we also enter into netting agreements (contractual agreements that allow us to offset receivables and payables with those counterparties against each other on our balance sheet) for the majority of our net-cash arrangements.

We review all outstanding accounts receivable balances on a monthly basis and record a reserve for amounts that we expect will not be fully recovered. We do not apply actual balances against the reserve until we have exhausted substantially all collection efforts. At March 31, 2018 and December 31, 2017, substantially all of our trade accounts receivable (net of allowance for doubtful accounts) were less than 30 days past their scheduled invoice date. Our allowance for doubtful accounts receivable totaled $3 million at both March 31, 2018 and December 31, 2017. Although we consider our allowance for doubtful accounts receivable to be adequate, actual amounts could vary significantly from estimated amounts.

Note 6—Inventory, Linefill and Base Gas and Long-term Inventory

Inventory, linefill and base gas and long-term inventory consisted of the following (barrels and natural gas volumes in thousands and carrying value in millions):

	March 31, 2018				December 31, 2017
	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)
Inventory
Crude oil	9,171	barrels	$494	$53.87	7,800	barrels	$402	$51.54
NGL	4,144	barrels	115	$27.75	10,774	barrels	294	$27.29
Other	N/A		11	N/A	N/A		17	N/A
Inventory subtotal			620				713

Linefill and base gas
Crude oil	12,428	barrels	719	$57.85	12,340	barrels	719	$58.27
NGL	1,596	barrels	43	$26.94	1,597	barrels	45	$28.18
Natural gas	24,976	Mcf	108	$4.32	24,976	Mcf	108	$4.32
Linefill and base gas subtotal			870				872

Long-term inventory
Crude oil	1,823	barrels	108	$59.24	1,870	barrels	105	$56.15
NGL	1,989	barrels	51	$25.64	2,167	barrels	59	$27.23
Long-term inventory subtotal			159				164

Total			$1,649				$1,749

(1)
Price per unit of measure is comprised of a weighted average associated with various grades, qualities and locations. Accordingly, these prices may not coincide with any published benchmarks for such products.

Note 7—Divestitures

During the first quarter of 2018, we received proceeds from asset sales of $83 million, and we received an additional approximately $255 million from sales completed subsequent to quarter end through May 1, 2018. The assets sold primarily included non-core property and equipment previously reported in our Facilities and Transportation segments. As of March 31, 2018, we had classified approximately $150 million of assets as held for sale on our Condensed Consolidated Balance Sheet (in “Other current assets”) related to these transactions.

Note 8—Debt

Debt consisted of the following (in millions):

	March 31, 2018	December 31, 2017
SHORT-TERM DEBT
PAA commercial paper notes, bearing a weighted-average interest rate of 2.8% and 2.4%, respectively (1)	$116	$—
PAA senior secured hedged inventory facility, bearing a weighted-average interest rate of 2.9% and 2.6%, respectively (1)	285	664
PAA senior unsecured revolving credit facility, bearing a weighted-average interest rate of 3.0% (1)	238	—
Other	135	73
Total short-term debt (2)	774	737

LONG-TERM DEBT
PAA senior notes, net of unamortized discounts and debt issuance costs of $65 and $67, respectively (3)	8,935	8,933
PAA commercial paper notes and senior secured hedged inventory facility borrowings (3)	—	247
PAA senior unsecured revolving credit facility (3)	112	—
Other	3	3
Total long-term debt	9,050	9,183
Total debt (4)	$9,824	$9,920

(1)
We classified these PAA commercial paper notes and credit facility borrowings as short-term as of March 31, 2018 and December 31, 2017, as these notes and borrowings were primarily designated as working capital borrowings, were required to be repaid within one year and were primarily for hedged NGL and crude oil inventory and NYMEX and ICE margin deposits.

(2)
As of March 31, 2018 and December 31, 2017, balance includes borrowings of $217 million and $212 million, respectively, for cash margin deposits with NYMEX and ICE, which are associated with financial derivatives used for hedging purposes.

(3)
As of March 31, 2018 and December 31, 2017, we classified a portion of PAA's commercial paper notes and PAA's credit facility borrowings as long-term based on our ability and intent to refinance such amounts on a long-term basis.

(4)
PAA’s fixed-rate senior notes had a face value of approximately $9.0 billion at both March 31, 2018 and December 31, 2017. We estimated the aggregate fair value of these notes as of March 31, 2018 and December 31, 2017 to be approximately $8.8 billion and $9.1 billion, respectively. PAA’s fixed-rate senior notes are traded among institutions, and these trades are routinely published by a reporting service. Our determination of fair value is based on reported trading activity near the end of the reporting period. We estimate that the carrying value of outstanding borrowings under the credit facilities and the PAA commercial paper program approximates fair value as interest rates reflect current market rates. The fair value estimates for the PAA senior notes, the credit facilities and the PAA commercial paper program are based upon observable market data and are classified in Level 2 of the fair value hierarchy.

Borrowings and Repayments

Total borrowings under the credit facilities and the PAA commercial paper program for the three months ended March 31, 2018 and 2017 were approximately $10.5 billion and $18.8 billion, respectively. Total repayments under the credit facilities and the PAA commercial paper program were approximately $10.7 billion and $19.2 billion for the three months ended March 31, 2018 and 2017, respectively. The variance in total gross borrowings and repayments is impacted by various business and financial factors including, but not limited to, the timing, average term and method of general partnership borrowing activities.

Letters of Credit

In connection with our supply and logistics activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil, NGL and natural gas. Additionally, we issue letters of credit to support insurance programs, derivative transactions and construction activities. At March 31, 2018 and December 31, 2017, we had outstanding letters of credit of $102 million and $166 million, respectively.

Note 9—Partners’ Capital and Distributions

Shares Outstanding

The following tables present the activity for our Class A shares, Class B shares and Class C shares:

	Class A Shares	Class B Shares	Class C Shares
Outstanding at December 31, 2017	156,111,139	126,984,572	510,925,432
Exchange Right exercises (1)	907,899	(907,899)	—
Redemption Right exercises (1)	—	(39,224)	39,224
Issuance of Series A preferred units by a subsidiary	—	—	1,393,926
Other	—	—	17,766
Outstanding at March 31, 2018	157,019,038	126,037,449	512,376,348

	Class A Shares	Class B Shares	Class C Shares
Outstanding at December 31, 2016	101,206,526	138,043,486	491,910,863
Conversion of AAP Management Units (1)	—	276,405	—
Exchange Right exercises (1)	479,298	(479,298)	—
Redemption Right exercises (1)	—	(3,454,374)	3,454,374
Sales of Class A shares	50,086,326	—	—
Sales of common units by a subsidiary	—	—	4,033,567
Issuance of Series A preferred units by a subsidiary	—	—	1,287,773
Other	7,810	—	82,872
Outstanding at March 31, 2017	151,779,960	134,386,219	500,769,449
 ___________________________________________

(1)
See Note 11 to our Consolidated Financial Statements included in Part IV of our 2017 Annual Report on Form 10-K for information regarding conversions of AAP Management Units, Exchange Rights and Redemption Rights.

Distributions

The following table details the distributions paid to Class A shareholders during or pertaining to the first three months of 2018 (in millions, except per share data):

Distribution Payment Date	Distributions to Class A Shareholders	Distributions per Class A Share
May 15, 2018 (1)	$47	$0.30
February 14, 2018	$47	$0.30
___________________________________________

(1)	Payable to shareholders of record at the close of business on May 1, 2018 for the period from January 1, 2018 through March 31, 2018.

Consolidated Subsidiaries

Noncontrolling Interests in Subsidiaries

As of March 31, 2018, noncontrolling interests in our subsidiaries consisted of (i) limited partner interests in PAA including a 64% interest in PAA common units and PAA Series A preferred units combined and 100% of PAA's Series B preferred units and (ii) an approximate 45% limited partner interest in AAP.

Subsidiary Distributions

PAA Common Unit Distributions. The following table details the distributions to PAA’s common unitholders during or pertaining to the first three months of 2018 (in millions, except per unit data):

	Distributions			Cash Distribution per Common Unit
	Common Unitholders		Total Cash Distribution
Distribution Payment Date	Public	AAP
May 15, 2018 (1)	$133	$85	$218	$0.30
February 14, 2018	$133	$85	$218	$0.30

(1)	Payable to unitholders of record at the close of business on May 1, 2018 for the period from January 1, 2018 through March 31, 2018.

PAA Series A Preferred Unit Distributions. With respect to any quarter ending on or prior to December 31, 2017 (the “Initial Distribution Period”), PAA was able to elect to pay distributions on the PAA Series A preferred units in additional preferred units, in cash or a combination of both. On February 14, 2018, PAA issued 1,393,926 Series A preferred units in lieu of a cash distribution of $37 million on PAA's Series A preferred units outstanding as of January 31, 2018, the record date for such distribution.

The Initial Distribution Period ended with the February 2018 distribution; as such, with respect to any quarter ending after the Initial Distribution Period, PAA must pay distributions on the Series A preferred units in cash. On May 15, 2018, PAA will pay a cash distribution of $37 million on its Series A preferred units outstanding as of May 1, 2018, the record date for such distribution, for the period from January 1, 2018 through March 31, 2018. At March 31, 2018, such amount was accrued to distributions payable (in “Accounts payable and accrued liabilities” on our Condensed Consolidated Balance Sheet).

The purchasers may convert their Series A preferred units into PAA common units, generally on a one-for-one basis and subject to customary anti-dilution adjustments, at any time, in whole or in part, subject to certain minimum conversion amounts (and not more often than once per quarter).

PAA Series B Preferred Unit Distributions. On May 15, 2018, PAA will pay the semi-annual cash distribution of $24.5 million on its Series B preferred units to holders of record at the close of business on May 1, 2018, for the period from November 15, 2017 through May 14, 2018. As of March 31, 2018, we had accrued approximately $18 million of distributions payable to its Series B preferred unitholders (in “Accounts payable and accrued liabilities” on our Condensed Consolidated Balance Sheet).

AAP Distributions. The following table details the distributions paid to AAP’s partners during or pertaining to the first three months of 2018 from distributions received from PAA (in millions):

	Distribution to AAP's Partners
Distribution Payment Date	Noncontrolling Interests	PAGP	Total Cash Distributions
May 15, 2018 (1)	$38	$47	$85
February 14, 2018	$38	$47	$85
___________________________________________

(1)	Payable to unitholders of record at the close of business on May 1, 2018 for the period from January 1, 2018 through March 31, 2018.

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

Commodity Purchases and Sales — In the normal course of our operations, we purchase and sell commodities. We use derivatives to manage the associated risks and to optimize profits. As of March 31, 2018, net derivative positions related to these activities included:

•	A net long position of 3.3 million barrels associated with our crude oil purchases, which was unwound ratably during April 2018 to match monthly average pricing.

•	A net short time spread position of 6.7 million barrels, which hedges a portion of our anticipated crude oil lease gathering purchases through June 2019.

•	A crude oil grade basis position of 36.4 million barrels through December 2019. These derivatives allow us to lock in grade basis differentials.

•	A net short position of 14.9 million barrels through February 2020 related to anticipated net sales of our crude oil and NGL inventory.

Pipeline Loss Allowance Oil — As is common in the pipeline transportation industry, our tariffs incorporate a loss allowance factor. We utilize derivative instruments to hedge a portion of the anticipated sales of the loss allowance oil that is to be collected under our tariffs. As of March 31, 2018, our PLA hedges included a short position consisting of crude oil futures of 1.1 million barrels and a long call option position of 0.7 million barrels through December 2019.

Natural Gas Processing/NGL Fractionation — We purchase natural gas for processing and operational needs. Additionally, we purchase NGL mix for fractionation and sell the resulting individual specification products (including ethane, propane, butane and condensate). In conjunction with these activities, we hedge the price risk associated with the purchase of the natural gas and the subsequent sale of the individual specification products. As of March 31, 2018, we had a long natural gas position of 51.3 Bcf which hedges our natural gas processing and operational needs through December 2020. We also had a short propane position of 7.9 million barrels through December 2019, a short butane position of 2.4 million barrels through December 2019 and a short WTI position of 0.8 million barrels through December 2019. In addition, we had a long power position of 0.3 million megawatt hours, which hedges a portion of our power supply requirements at our Canadian natural gas processing and fractionation plants through December 2019.

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

Interest Rate Risk Hedging

We use interest rate derivatives to hedge the benchmark interest rate associated with interest payments occurring as a result of debt issuances. The derivative instruments we use to manage this risk consist of forward starting interest rate swaps and treasury locks. These derivatives are designated as cash flow hedges. As such, changes in fair value are deferred in AOCI and are reclassified to interest expense as we incur the interest expense associated with the underlying debt.

The following table summarizes the terms of our outstanding interest rate derivatives as of March 31, 2018 (notional amounts in millions):

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

As of March 31, 2018, our outstanding foreign currency derivatives include derivatives we use to hedge currency exchange risk (i) associated with USD-denominated commodity purchases and sales in Canada and (ii) created by the use of USD-denominated commodity derivatives to hedge commodity price risk associated with CAD-denominated commodity purchases and sales.

The following table summarizes our open forward exchange contracts as of March 31, 2018 (in millions):

		USD	CAD	Average Exchange Rate USD to CAD
Forward exchange contracts that exchange CAD for USD:
	2018	$161	$208	$1.00 - $1.29

Forward exchange contracts that exchange USD for CAD:
	2018	$382	$491	$1.00 - $1.29
	2019	$21	$27	$1.00 - $1.28

Preferred Distribution Rate Reset Option

A derivative feature embedded in a contract that does not meet the definition of a derivative in its entirety must be bifurcated and accounted for separately if the economic characteristics and risks of the embedded derivative are not clearly and closely related to those of the host contract. The Preferred Distribution Rate Reset Option of the PAA Series A preferred units is an embedded derivative that must be bifurcated from the related host contract, the PAA partnership agreement, and recorded at fair value on our Condensed Consolidated Balance Sheets. Corresponding changes in fair value are recognized in “Other expense, net” in our Condensed Consolidated Statement of Operations. At March 31, 2018 and December 31, 2017, the fair value of this embedded derivative was a liability of approximately $26 million and $22 million, respectively. We recognized losses of approximately $4 million during both the three months ended March 31, 2018 and 2017. See Note 11 to our Consolidated Financial Statements included in Part IV of our 2017 Annual Report on Form 10-K for additional information regarding the Series A preferred units and Preferred Distribution Rate Reset Option.

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

A summary of the impact of our derivatives recognized in earnings is as follows (in millions):

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
Location of Gain/(Loss)	Derivatives in Hedging Relationships	Derivatives Not Designated as a Hedge	Total	Derivatives in Hedging Relationships	Derivatives Not Designated as a Hedge	Total
Commodity Derivatives

Supply and Logistics segment revenues	$—	$(45)	$(45)	$—	$96	$96

Field operating costs	—	1	1	—	(3)	(3)

Interest Rate Derivatives

Interest expense, net	1	—	1	(2)	—	(2)

Foreign Currency Derivatives

Supply and Logistics segment revenues	—	(6)	(6)	—	2	2

Preferred Distribution Rate Reset Option

Other expense, net	—	(4)	(4)	—	(4)	(4)

Total Gain/(Loss) on Derivatives Recognized in Net Income	$1	$(54)	$(53)	$(2)	$91	$89

The following table summarizes the derivative assets and liabilities on our Condensed Consolidated Balance Sheet on a gross basis as of March 31, 2018 (in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate derivatives	Other current assets	$2	Other current liabilities	$(15)
	Other long-term assets, net	1	Other long-term liabilities and deferred credits	(1)
	Other current liabilities	11
Total derivatives designated as hedging instruments		$14		$(16)

Derivatives not designated as hedging instruments:
Commodity derivatives	Other current assets	$260	Other current assets	$(418)
	Other long-term assets, net	9	Other long-term assets, net	(2)
	Other current liabilities	9	Other current liabilities	(72)
	Other long-term liabilities and deferred credits	1	Other long-term liabilities and deferred credits	(14)

Foreign currency derivatives			Other current liabilities	(1)

Preferred Distribution Rate Reset Option		—	Other long-term liabilities and deferred credits	(26)
Total derivatives not designated as hedging instruments		$279		$(533)

Total derivatives		$293		$(549)

The following table summarizes the derivative assets and liabilities on our Condensed Consolidated Balance Sheet on a gross basis as of December 31, 2017 (in millions):

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

Our derivative transactions (other than the Preferred Distribution Rate Reset Option) are governed through ISDA master agreements and clearing brokerage agreements. These agreements include stipulations regarding the right of set off in the event that we or our counterparty default on performance obligations. If a default were to occur, both parties have the right to net amounts payable and receivable into a single net settlement between parties.

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

	March 31, 2018	December 31, 2017
Initial margin	$41	$48
Variation margin posted	176	164
Net broker receivable	$217	$212

The following table presents information about derivative financial assets and liabilities that are subject to offsetting, including enforceable master netting arrangements (in millions):

	March 31, 2018		December 31, 2017
	Derivative Asset Positions	Derivative Liability Positions	Derivative Asset Positions	Derivative Liability Positions
Netting Adjustments:
Gross position - asset/(liability)	$293	$(549)	$90	$(425)
Netting adjustment	(441)	441	(239)	239
Cash collateral paid	217	—	212	—
Net position - asset/(liability)	$69	$(108)	$63	$(186)

Balance Sheet Location After Netting Adjustments:
Other current assets	$61	$—	$62	$—
Other long-term assets, net	8	—	1	—
Other current liabilities	—	(68)	—	(151)
Other long-term liabilities and deferred credits	—	(40)	—	(35)
	$69	$(108)	$63	$(186)

As of March 31, 2018, there was a net loss of $190 million deferred in AOCI. The deferred net loss recorded in AOCI is expected to be reclassified to future earnings contemporaneously with (i) the earnings recognition of the underlying hedged commodity transaction or (ii) interest expense accruals associated with underlying debt instruments. Of the total net loss deferred in AOCI at March 31, 2018, we expect to reclassify a net loss of $8 million to earnings in the next twelve months. The remaining deferred loss of $182 million is expected to be reclassified to earnings through 2049. A portion of these amounts is based on market prices as of March 31, 2018; thus, actual amounts to be reclassified will differ and could vary materially as a result of changes in market conditions.

The following table summarizes the net deferred gain recognized in AOCI for derivatives (in millions):

	Three Months Ended March 31,
	2018	2017
Interest rate derivatives, net	$31	$7

At March 31, 2018 and December 31, 2017, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in PAA's credit ratings. Although we may be required to post margin on our cleared derivatives as described above, we do not require our non-cleared derivative counterparties to post collateral with us.

Recurring Fair Value Measurements

Derivative Financial Assets and Liabilities

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis (in millions):

	Fair Value as of March 31, 2018				Fair Value as of December 31, 2017
Recurring Fair Value Measures (1)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity derivatives	$(92)	$(135)	$—	$(227)	$5	$(278)	$(8)	$(281)
Interest rate derivatives	—	(2)	—	(2)	—	(36)	—	(36)
Foreign currency derivatives	—	(1)	—	(1)	—	4	—	4
Preferred Distribution Rate Reset Option	—	—	(26)	(26)	—	—	(22)	(22)
Total net derivative asset/(liability)	$(92)	$(138)	$(26)	$(256)	$5	$(310)	$(30)	$(335)

(1)	Derivative assets and liabilities are presented above on a net basis but do not include related cash margin deposits.

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

Level 3

Level 3 of the fair value hierarchy includes certain physical commodity contracts, over-the-counter financial commodity contracts, and the Preferred Distribution Rate Reset Option contained in PAA’s partnership agreement which is classified as an embedded derivative.

The fair value of our Level 3 physical commodity contracts and over-the-counter financial commodity contracts are based on valuation models utilizing significant unobservable pricing inputs and timing estimates, which involve management judgment. Significant deviations from these inputs and estimates could result in a material change in fair value to our physical commodity contracts and over-the-counter financial commodity contracts. We report unrealized gains and losses associated with these physical commodity contracts in our Condensed Consolidated Statements of Operations as Supply and Logistics segment revenues. Unrealized gains and losses associated with the over-the counter financial commodity contracts are reported in our Condensed Consolidated Statements of Operations as Field operating costs.

The fair value of the embedded derivative feature contained in PAA’s partnership agreement is based on a valuation model that estimates the fair value of the PAA Series A preferred units with and without the Preferred Distribution Rate Reset Option. This model contains inputs, including PAA’s common unit price, ten-year U.S. treasury rates, default probabilities and timing estimates which involve management judgment. A significant increase or decrease in the value of these inputs could result in a material change in fair value to this embedded derivative feature. We report unrealized gains and losses associated with this embedded derivative in our Condensed Consolidated Statements of Operations in “Other expense, net.”

To the extent any transfers between levels of the fair value hierarchy occur, our policy is to reflect these transfers as of the beginning of the reporting period in which they occur.

Rollforward of Level 3 Net Asset/(Liability)

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our derivatives classified as Level 3 (in millions):

	Three Months Ended March 31,
	2018	2017
Beginning Balance	$(30)	$(36)
Net losses for the period included in earnings	(1)	(3)
Settlements	5	3
Ending Balance	$(26)	$(36)

Change in unrealized gains/(losses) included in earnings relating to Level 3 derivatives still held at the end of the period	$(1)	$(2)

Note 11—Related Party Transactions

See Note 15 to our Consolidated Financial Statements included in Part IV of our 2017 Annual Report on Form 10-K for a complete discussion of our related party transactions.

Ownership of PAGP Class C Shares

As of March 31, 2018 and December 31, 2017, PAA owned 512,376,348 and 510,925,432, respectively, Class C shares. The Class C shares represent a non-economic limited partner interest in us that provides PAA, as the sole holder, a “pass-through” voting right through which PAA's common unitholders and Series A preferred unitholders have the effective right to vote, pro rata with the holders of our Class A and Class B shares, for the election of eligible directors, commencing in May 2018.

Transactions with Oxy

As of March 31, 2018, Oxy had a representative on the board of directors of our general partner and owned approximately 11% of the limited partner interests in AAP. During the three months ended March 31, 2018 and 2017, we recognized sales and transportation revenues and purchased petroleum products from Oxy. These transactions were conducted at posted tariff rates or prices that we believe approximate market. Included in these transactions was a crude oil buy/sell agreement that includes a multi-year minimum volume commitment. The impact to our Condensed Consolidated Statements of Operations from those transactions is included below (in millions):

	Three Months Ended March 31,
	2018	2017
Revenues	$278	$234

Purchases and related costs (1)	$(71)	$(40)

(1)
Crude oil purchases that are part of inventory exchanges under buy/sell transactions are netted with the related sales, with any margin presented in “Purchases and related costs” in our Condensed Consolidated Statements of Operations.

We currently have a netting arrangement with Oxy. Our gross receivable and payable amounts with Oxy were as follows (in millions):

	March 31, 2018	December 31, 2017
Trade accounts receivable and other receivables	$1,074	$1,075

Accounts payable	$984	$990

Transactions with Equity Method Investees

We also have transactions with companies in which we hold an investment accounted for under the equity method of accounting. We recorded revenues of $3 million and $1 million during the three months ended March 31, 2018 and 2017, respectively. In addition, we utilized transportation services and purchased petroleum products provided by these companies. Costs related to these services totaled $130 million and $86 million for the three months ended March 31, 2018 and 2017, respectively. These transactions were conducted at posted tariff rates or contracted rates or prices that we believe approximate market.

Receivables from our equity method investees totaled $38 million and $26 million at March 31, 2018 and December 31, 2017, respectively, and primarily included amounts related to transportation services. Accounts payable to our equity method investees were $50 million and $41 million at March 31, 2018 and December 31, 2017, respectively, and primarily included amounts related to transportation services.

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

At March 31, 2018, our estimated undiscounted reserve for environmental liabilities (including liabilities related to the Line 901 incident, as discussed further below) totaled $153 million, of which $64 million was classified as short-term and $89 million was classified as long-term. At December 31, 2017, our estimated undiscounted reserve for environmental liabilities (including liabilities related to the Line 901 incident) totaled $162 million, of which $72 million was classified as short-term and $90 million was classified as long-term. The short- and long-term environmental liabilities referenced above are reflected in “Accounts payable and accrued liabilities” and “Other long-term liabilities and deferred credits,” respectively, on our Condensed Consolidated Balance Sheets. At March 31, 2018, we had recorded receivables totaling $54 million for amounts probable of recovery under insurance and from third parties under indemnification agreements, of which $28 million was reflected in “Trade accounts receivable and other receivables, net” and $26 million was reflected in “Other long-term assets, net” on our Condensed Consolidated Balance Sheet. At December 31, 2017, we had recorded $55 million of such receivables, of which $29 million was reflected in “Trade accounts receivable and other receivables, net” and $26 million was reflected in “Other long-term assets, net” on our Condensed Consolidated Balance Sheet.

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

In late May of 2015, the California Attorney General’s Office and the District Attorney’s office for the County of Santa Barbara began investigating the Line 901 incident to determine whether any applicable state or local laws had been violated.  On May 16, 2016, PAA and one of its employees were charged by a California state grand jury, pursuant to an indictment filed in California Superior Court, Santa Barbara County (the “May 2016 Indictment”), with alleged violations of California law in connection with the Line 901 incident.  The May 2016 Indictment included a total of 46 counts. On July 28, 2016, at an arraignment hearing held in California Superior Court in Santa Barbara County, PAA pled not guilty to all counts. Since May of 2016, 31 of the criminal charges against PAA (including one felony charge) and all of the criminal charges against our employee, have been dismissed. Nine of the remaining 15 charges are misdemeanor charges relating to wildlife allegedly taken as a result of the accidental release. The remaining six counts relate to the release of crude oil or reporting of the release. PAA believes that the criminal charges (including the three felony charges) are unwarranted and that neither PAA nor any of its employees engaged in any criminal behavior at any time in connection with this accident. PAA continues to vigorously defend itself against the charges.

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

Shortly following the Line 901 incident, we established a claims line and encouraged any parties that were damaged by the release to contact us to discuss their damage claims. We have received a number of claims through the claims line and we are processing those claims for payment as we receive them. In addition, we have also had nine class action lawsuits filed against us, six of which have been administratively consolidated into a single proceeding in the United States District Court for the Central District of California. In general, the plaintiffs are seeking to establish different classes of claimants that have allegedly been damaged by the release. To date, the court has certified three sub-classes of claimants and denied certification of the other proposed sub-class. The sub-classes that have been certified include (i) commercial fishermen who landed fish in certain specified fishing blocks in the waters adjacent to Santa Barbara County or persons or businesses who resold commercial seafood landed in such areas; (ii) individuals or businesses who were employed by or had contracts with certain designated oil platforms and related onshore processing facilities in the vicinity of the release as of the date of the release and (iii) beachfront property and easement owners whose properties were oiled. We are petitioning for leave to appeal the oil industry and property class certifications. We are also defending a separate class action lawsuit proceeding in the United States District Court for the Central District of California brought on behalf of the Line 901 and Line 903 easement holders seeking injunctive relief as well as compensatory damages.

There have also been two securities law class action lawsuits filed on behalf of certain purported investors in PAA and/or PAGP against PAA, PAGP and/or certain of their respective officers, directors and underwriters. Both of these lawsuits have been consolidated into a single proceeding in the United States District Court for the Southern District of Texas. In general, these lawsuits allege that the various defendants violated securities laws by misleading investors regarding the integrity of PAA’s pipelines and related facilities through false and misleading statements, omission of material facts and concealing of the true extent of the spill. The plaintiffs claim unspecified damages as a result of the reduction in value of their investments in PAA and PAGP, which they attribute to the alleged wrongful acts of the defendants. PAA and PAGP, and the other defendants, denied the allegations in, and moved to dismiss these lawsuits. On March 29, 2017, the Court ruled in our favor dismissing all claims against all defendants. Plaintiffs refiled their complaint. On April 2, 2018, the Court dismissed all of the refiled claims against all defendants with prejudice. Plaintiffs have filed notice of intent to file an appeal of the dismissal. Consistent with and subject to the terms of our governing organizational documents (and to the extent applicable, insurance policies), we have indemnified and funded the defense costs of our officers and directors in connection with this lawsuit; we have also indemnified and funded the defense costs of our underwriters pursuant to the terms of the underwriting agreements we previously entered into with such underwriters.

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

Taking the foregoing into account, as of March 31, 2018, we estimate that the aggregate total costs we have incurred or will incur with respect to the Line 901 incident will be approximately $335 million, which estimate includes actual and projected emergency response and clean-up costs, natural resource damage assessments and certain third party claims settlements, as well as estimates for fines, penalties and certain legal fees. We accrue such estimates of aggregate total costs to “Field operating costs” in our Condensed Consolidated Statement of Operations. This estimate considers our prior experience in environmental investigation and remediation matters and available data from, and in consultation with, our environmental and other specialists, as well as currently available facts and presently enacted laws and regulations. We have made assumptions for (i) the duration of the natural resource damage assessment process and the ultimate amount of damages determined, (ii) the resolution of certain third party claims and lawsuits, but excluding claims and lawsuits with respect to which losses are not probable and reasonably estimable, and excluding future claims and lawsuits, (iii) the determination and calculation of fines and penalties, but excluding fines and penalties that are not probable and reasonably estimable and (iv) the nature, extent and cost of legal services that will be required in connection with all lawsuits, claims and other matters requiring legal or expert advice associated with the Line 901 incident. Our estimate does not include any lost revenue associated with the shutdown of Line 901 or 903 and does not include any liabilities or costs that are not reasonably estimable at this time or that relate to contingencies where we currently regard the likelihood of loss as being only reasonably possible or remote. We believe we have accrued adequate amounts for all probable and reasonably estimable costs; however, this estimate is subject to uncertainties associated with the assumptions that we have made. For example, the amount of time it takes for us to resolve all of the current and future lawsuits, claims and investigations that relate to the Line 901 incident could turn out to be significantly longer than we have assumed, and as a result the costs we incur for legal services could be significantly higher than we have estimated. In addition, with respect to fines and penalties, the ultimate amount of any fines and penalties assessed against us depends on a wide variety of factors, many of which are not estimable at this time. Where fines and penalties are probable and estimable, we have included them in our estimate, although such estimates could turn out to be wrong. Accordingly, our assumptions and estimates may turn out to be inaccurate and our total costs could turn out to be materially higher; therefore, we can provide no assurance that we will not have to accrue significant additional costs in the future with respect to the Line 901 incident.

As of March 31, 2018, we had a remaining undiscounted gross liability of $87 million related to this event, of which approximately $55 million is presented as a current liability in “Accounts payable and accrued liabilities” on our Condensed Consolidated Balance Sheet, with the remainder presented in “Other long-term liabilities and deferred credits”. We maintain insurance coverage, which is subject to certain exclusions and deductibles, in the event of such environmental liabilities. Subject to such exclusions and deductibles, we believe that our coverage is adequate to cover the current estimated total emergency response and clean-up costs, claims settlement costs and remediation costs and we believe that this coverage is also adequate to cover any potential increase in the estimates for these costs that exceed the amounts currently identified. Through

March 31, 2018, we had collected, subject to customary reservations, $174 million out of the approximate $220 million of release costs that we believe are probable of recovery from insurance carriers, net of deductibles. Therefore, as of March 31, 2018, we have recognized a receivable of approximately $46 million for the portion of the release costs that we believe is probable of recovery from insurance, net of deductibles and amounts already collected. Of this amount, approximately $22 million is recognized as a current asset in “Trade accounts receivable and other receivables, net” on our Condensed Consolidated Balance Sheet, with the remainder in “Other long-term assets, net”. We have completed the required clean-up and remediation work as determined by the Unified Command and the Unified Command has been dissolved; however, we expect to make payments for additional costs associated with restoration of the impacted areas, as well as natural resource damage assessment and compensation, legal, professional and regulatory costs, in addition to fines and penalties, during future periods.

Note 13—Operating Segments

We manage our operations through three operating segments: Transportation, Facilities and Supply and Logistics. See Note 3 for a summary of the types of products and services from which each segment derives its revenues. Our CODM (our Chief Executive Officer) evaluates segment performance based on measures including segment adjusted EBITDA (as defined below) and maintenance capital investment.

We define segment adjusted EBITDA as revenues and equity earnings in unconsolidated entities less (a) purchases and related costs, (b) field operating costs and (c) segment general and administrative expenses, plus our proportionate share of the depreciation and amortization expense and gains or losses on significant asset sales of unconsolidated entities, and further adjusted for certain selected items including (i) gains and losses on derivative instruments that are related to underlying activities in another period (or the reversal of such adjustments from a prior period), gains and losses on derivatives that are related to investing activities (such as the purchase of linefill) and inventory valuation adjustments, as applicable, (ii) long-term inventory costing adjustments, (iii) charges for obligations that are expected to be settled with the issuance of equity instruments, (iv) amounts related to deficiencies associated with minimum volume commitments, net of the applicable amounts subsequently recognized into revenue and (v) other items that our CODM believes are integral to understanding our core segment operating performance. Segment adjusted EBITDA excludes depreciation and amortization.

Maintenance capital consists of capital expenditures for the replacement and/or refurbishment of partially or fully depreciated assets in order to maintain the operating and/or earnings capacity of our existing assets.

The following tables reflect certain financial data for each segment (in millions):

Three Months Ended March 31, 2018	Transportation	Facilities	Supply and Logistics	Intersegment Adjustment	Total
Revenues:
External customers (1)	$253	$141	$8,111	$(107)	$8,398
Intersegment (2)	201	151	1	107	460
Total revenues of reportable segments	$454	$292	$8,112	$—	$8,858
Equity earnings in unconsolidated entities	$75	$—	$—		$75
Segment adjusted EBITDA	$335	$185	$72		$592
Maintenance capital	$29	$14	$2		$45

Three Months Ended March 31, 2017	Transportation	Facilities	Supply and Logistics	Intersegment Adjustment	Total
Revenues:
External customers (1)	$225	$134	$6,395	$(87)	$6,667
Intersegment (2)	164	159	5	87	415
Total revenues of reportable segments	$389	$293	$6,400	$—	$7,082
Equity earnings in unconsolidated entities	$53	$—	$—		$53
Segment adjusted EBITDA	$273	$188	$51		$512
Maintenance capital	$29	$27	$3		$59

(1)
Transportation revenues from external customers include inventory exchanges that are substantially similar to tariff-like arrangements with our customers. Under these arrangements, our Supply and Logistics segment has transacted the inventory exchange and serves as the shipper on our pipeline systems. See Note 3 for a discussion of our related accounting policy. We have included an estimate of the revenues from these inventory exchanges in our Transportation segment revenue from external customers presented above and adjusted those revenues out such that Total revenue from External customers reconciles to our Condensed Consolidated Statements of Operations. This presentation is consistent with the information provided to our CODM.

(2)
Segment revenues include intersegment amounts that are eliminated in Purchases and related costs and Field operating costs in our Condensed Consolidated Statements of Operations. Intersegment sales are conducted at posted tariff rates, rates similar to those charged to third parties or rates that we believe approximate market at the time the agreement is executed or renegotiated.

Segment Adjusted EBITDA Reconciliation

The following table reconciles segment adjusted EBITDA to net income attributable to PAGP (in millions):

	Three Months Ended March 31,
	2018	2017
Segment adjusted EBITDA	$592	$512
Adjustments (1):
Depreciation and amortization of unconsolidated entities (2)	(14)	(14)
Gains from derivative activities net of inventory valuation adjustments (3)	23	289
Long-term inventory costing adjustments (4)	13	(7)
Deficiencies under minimum volume commitments, net (5)	(10)	(11)
Equity-indexed compensation expense (6)	(11)	(3)
Net gain/(loss) on foreign currency revaluation (7)	(10)	4
Significant acquisition-related expenses (8)	—	(5)
Unallocated general and administrative expenses	(1)	(1)
Depreciation and amortization	(127)	(122)
Interest expense, net	(106)	(129)
Other expense, net	(1)	(5)
Income before tax	348	508
Income tax expense	(75)	(106)
Net income	273	402
Net income attributable to noncontrolling interests	(236)	(361)
Net income attributable to PAGP	$37	$41

(1)	Represents adjustments utilized by our CODM in the evaluation of segment results.

(2)	Includes our proportionate share of the depreciation and amortization and gains or losses on significant asset sales of equity method investments.

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

(8)
Includes acquisition-related expenses associated with the acquisition of the Alpha Crude Connector Gathering System (the “ACC Acquisition”). See Note 6 to our Consolidated Financial Statements included in Part IV of our 2017 Annual Report on Form 10-K for additional discussion. An adjustment for these non-recurring expenses is included in the calculation of segment adjusted EBITDA for the three months ended March 31, 2017 as our CODM does not view such expenses as integral to understanding our core segment operating performance.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion is intended to provide investors with an understanding of our financial condition and results of our operations and should be read in conjunction with our historical Consolidated Financial Statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in our 2017 Annual Report on Form 10-K. For more detailed information regarding the basis of presentation for the following financial information, see the Condensed Consolidated Financial Statements and related notes that are contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our discussion and analysis includes the following:

•	Executive Summary

•	Acquisitions and Capital Projects

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Recent Accounting Pronouncements

•	Critical Accounting Policies and Estimates

•	Forward-Looking Statements

Executive Summary

Company Overview

We are a Delaware limited partnership formed on July 17, 2013 that has elected to be taxed as a corporation for United States federal income tax purposes. As of March 31, 2018, our sole assets consisted of (i) a 100% managing member interest in Plains All American GP LLC (“GP LLC”) that has also elected to be taxed as a corporation for United States federal income tax purposes and (ii) an approximate 55% limited partner interest in AAP through our direct ownership of approximately 156.0 million AAP units and indirect ownership of approximately 1.0 million AAP units through GP LLC. GP LLC is a Delaware limited liability company that also holds the non-economic general partner interest in AAP. AAP is a Delaware limited partnership that, as of March 31, 2018, directly owned a limited partner interest in PAA through its ownership of approximately 283.9 million PAA common units (approximately 36% of PAA’s total outstanding common units and Series A preferred units combined). AAP is the sole member of PAA GP LLC (“PAA GP”), a Delaware limited liability company that directly holds the non-economic general partner interest in PAA.

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

Overview of Operating Results, Capital Investments and Other Significant Activities

During the first three months of 2018, we recognized net income of $273 million as compared to net income of $402 million recognized during the first three months of 2017. The year-over-year decrease reflects:

•	Lower gains in the 2018 period from the mark-to-market of certain derivative instruments; partially offset by

•
Higher results from our Transportation segment, primarily from our pipelines in the Permian Basin region, driven by higher volumes as a result of increased production and our recently completed capital expansion projects;

•
Lower interest expense driven by lower weighted average debt balances in the 2018 period as a result of our efforts to implement our Leverage Reduction Plan announced in August 2017. See “—Executive Summary—Overview of Operating Results, Capital Investments and Other Significant Activities” in Item 7 of our 2017 Annual Report on Form 10-K for further discussion of our Leverage Reduction Plan; and

•	Lower income tax expense in the 2018 period due to a decrease in our effective tax rate as a result of the enactment of the Tax Cuts and Jobs Act in the fourth quarter of 2017.

In addition, see further discussion of our segment operating results in the “—Results of Operations—Analysis of Operating Segments” and “—Other Income and Expenses” sections below.

We invested $298 million in midstream infrastructure projects during the three months ended March 31, 2018, and we expect expansion capital for the full year of 2018 to be approximately $1.4 billion, which will be primarily focused in the Permian Basin.

We continued to advance our divestiture program, completing asset sales for total proceeds of approximately $340 million, including sales completed subsequent to the quarter end. We also paid approximately $218 million of cash distributions to our Class A shareholders and noncontrolling interests during the three months ended March 31, 2018. In addition, on May 15, 2018, we will pay aggregate cash distributions of $279 million to our Class A shareholders and noncontrolling interests, including PAA's common and preferred unitholders.

Acquisitions and Capital Projects

The following table summarizes our expenditures for acquisition capital, expansion capital and maintenance capital (in millions):

	Three Months Ended March 31,
	2018	2017
Acquisition capital (1) (2)	$—	$1,258
Expansion capital (2) (3)	298	307
Maintenance capital (3)	45	59
	$343	$1,624

(1)	Acquisition capital for the first three months of 2017 primarily relates to the ACC Acquisition.

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

Expansion Capital Projects

The following table summarizes our notable projects in progress during 2018 and the estimated cost for the year ending December 31, 2018 (in millions):

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
We are taking steps to accelerate into 2018 the construction of some projects initially scheduled for 2019 and also are in discussions with respect to initiating some incremental Permian Basin expansion projects, but have not formally increased our 2018/2019 capital program estimate at this time.

Results of Operations

The following table sets forth an overview of our consolidated financial results calculated in accordance with GAAP (in millions, except per share data):

	Three Months Ended March 31,		Variance
	2018	2017	$	%
Transportation segment adjusted EBITDA (1)	$335	$273	$62	23%
Facilities segment adjusted EBITDA (1)	185	188	(3)	(2)%
Supply and Logistics segment adjusted EBITDA (1)	72	51	21	41%
Adjustments:
Depreciation and amortization of unconsolidated entities	(14)	(14)	—	—%
Selected items impacting comparability - segment adjusted EBITDA	5	267	(262)	**
Unallocated general and administrative expenses	(1)	(1)	—	—%
Depreciation and amortization	(127)	(122)	(5)	(4)%
Interest expense, net	(106)	(129)	23	18%
Other expense, net	(1)	(5)	4	**
Income tax expense	(75)	(106)	31	29%
Net income	273	402	(129)	(32)%
Net income attributable to noncontrolling interests	(236)	(361)	125	35%
Net income attributable to PAGP	$37	$41	$(4)	(10)%

Basic and diluted net income per Class A share	$0.23	$0.34	$(0.11)	(32)%
Basic and diluted weighted average Class A shares outstanding	157	120	37	31%

**	Indicates that variance as a percentage is not meaningful.

(1)
Segment adjusted EBITDA is the measure of segment performance that is utilized by our CODM to assess performance and allocate resources among our operating segments. This measure is adjusted for certain items, including those that our CODM believes impact comparability of results across periods. See Note 13 to our Condensed Consolidated Financial Statements for additional discussion of such adjustments.

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

The following table sets forth the reconciliation of this non-GAAP financial performance measure from Net Income (in millions):

	Three Months Ended March 31,		Variance
	2018	2017	$	%
Net income	$273	$402	$(129)	(32)%
Add/(Subtract):
Interest expense, net	106	129	(23)	(18)%
Income tax expense	75	106	(31)	(29)%
Depreciation and amortization	127	122	5	4%
Depreciation and amortization of unconsolidated entities (1)	14	14	—	—%
Selected Items Impacting Comparability:
Gains from derivative activities net of inventory valuation adjustments (2)	(23)	(289)	266	**
Long-term inventory costing adjustments (3)	(13)	7	(20)	**
Deficiencies under minimum volume commitments, net (4)	10	11	(1)	**
Equity-indexed compensation expense (5)	11	3	8	**
Net (gain)/loss on foreign currency revaluation (6)	10	(4)	14	**
Significant acquisition-related expenses (7)	—	5	(5)	**
Selected Items Impacting Comparability - segment adjusted EBITDA	(5)	(267)	262	**
Losses from derivative activities (2)	4	4	—	**
Net (gain)/loss on foreign currency revaluation (6)	(2)	1	(3)	**
Selected Items Impacting Comparability - Adjusted EBITDA (8)	(3)	(262)	259	**
Adjusted EBITDA (8)	$592	$511	$81	16%

**	Indicates that variance as a percentage is not meaningful.

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

(3)
We carry crude oil and NGL inventory that is comprised of minimum working inventory requirements in third-party assets and other working inventory that is needed for our commercial operations. We consider this inventory necessary to conduct our operations and we intend to carry this inventory for the foreseeable future. Therefore, we classify this inventory as long-term on our balance sheet and do not hedge the inventory with derivative instruments (similar to linefill in our own assets). We treat the impact of changes in the average cost of the long-term inventory (that result from fluctuations in market prices) and writedowns of such inventory that result from price declines as a selected item impacting comparability. See Note 4 to our Consolidated Financial Statements included in Part IV of our 2017 Annual Report on Form 10-K for additional inventory disclosures.

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

(5)
Our total equity-indexed compensation expense includes expense associated with awards that will or may be settled in PAA common units and awards that will or may be settled in cash. The awards that will or may be settled in PAA common units are included in PAA's diluted net income per unit calculation when the applicable performance criteria have been met. We consider the compensation expense associated with these awards as a selected item impacting comparability as the dilutive impact of the outstanding awards is included in PAA's diluted net income per unit calculation, as applicable, and the majority of the awards are expected to be settled in units. The portion of compensation expense associated with awards that are certain to be settled in cash is not considered a selected item impacting comparability. See Note 16 to our Consolidated Financial Statements included in Part IV of our 2017 Annual Report on Form 10-K for a comprehensive discussion regarding our equity-indexed compensation plans.

(6)
During the periods presented, there were fluctuations in the value of CAD to USD, resulting in gains and losses that were not related to our core operating results for the period and were thus classified as a selected item impacting comparability. See Note 10 to our Condensed Consolidated Financial Statements for discussion regarding our currency exchange rate risk hedging activities.

(7)	Includes acquisition-related expenses associated with the ACC Acquisition in February 2017.

(8)
Adjusted EBITDA includes Other expense, net adjusted for selected items impacting comparability (“Adjusted Other income/(expense), net”). Segment adjusted EBITDA does not include Adjusted Other income/(expense), net.

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

The following tables set forth our operating results from our Transportation segment:

Operating Results (1)	Three Months Ended March 31,		Variance
(in millions, except per barrel data)	2018	2017	$	%
Revenues	$454	$389	$65	17%
Purchases and related costs	(46)	(24)	(22)	(92)%
Field operating costs	(147)	(141)	(6)	(4)%
Segment general and administrative expenses (2)	(28)	(29)	1	3%
Equity earnings in unconsolidated entities	75	53	22	42%

Adjustments (3):
Depreciation and amortization of unconsolidated entities	14	14	—	—%
Gains from derivative activities	(1)	—	(1)	N/A
Deficiencies under minimum volume commitments, net	8	5	3	**
Equity-indexed compensation expense	6	1	5	**
Significant acquisition-related expenses	—	5	(5)	**
Segment adjusted EBITDA	$335	$273	$62	23%
Maintenance capital	$29	$29	$—	—%
Segment adjusted EBITDA per barrel	$0.70	$0.64	$0.06	9%

Average Daily Volumes	Three Months Ended March 31,		Variance
(in thousands of barrels per day) (4)	2018	2017	Volumes	%
Tariff activities volumes
Crude oil pipelines (by region):
Permian Basin (5)	3,240	2,466	774	31%
South Texas / Eagle Ford (5)	422	310	112	36%
Central (5)	441	405	36	9%
Gulf Coast	204	342	(138)	(40)%
Rocky Mountain (5)	257	385	(128)	(33)%
Western	174	189	(15)	(8)%
Canada	318	363	(45)	(12)%
Crude oil pipelines	5,056	4,460	596	13%
NGL pipelines	173	180	(7)	(4)%
Tariff activities total volumes	5,229	4,640	589	13%
Trucking volumes	99	114	(15)	(13)%
Transportation segment total volumes	5,328	4,754	574	12%

**	Indicates that variance as a percentage is not meaningful.

(1)	Revenues and costs and expenses include intersegment amounts.

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

Tariffs and other fees on our pipeline systems vary by receipt point and delivery point. The segment results generated by our tariff and other fee-related activities depend on the volumes transported on the pipeline and the level of the tariff and other fees charged, as well as the fixed and variable field costs of operating the pipeline. As is common in the pipeline transportation industry, our tariffs incorporate a loss allowance factor. We recognize the allowance volumes collected at fair value.

The following is a discussion of items impacting Transportation segment operating results for the periods indicated.

 Revenues, Purchases and Related Costs, Equity Earnings in Unconsolidated Entities and Volumes. The following table presents variances in revenues, purchases and related costs and equity earnings in unconsolidated entities by region for the comparative periods presented:

	Favorable/(Unfavorable) Variance Three Months Ended March 31, 2018-2017
(in millions)	Revenues	Purchases and Related Costs	Equity Earnings
Permian Basin region	$69	$(22)	$8
South Texas / Eagle Ford region	2	—	4
Central region	(4)	—	11
Other (including trucking and pipeline loss allowance revenue)	(2)	—	(1)
Total variance	$65	$(22)	$22

•
Permian Basin region. The increase in revenues, net of purchases and related costs, including equity earnings in unconsolidated entities of approximately $55 million was due to (i) higher volumes of approximately 305,000 barrels per day on our gathering systems and, to a much lesser extent, a full quarter of operations for the ACC system which was acquired in February 2017, (ii) higher volumes of approximately 310,000 barrels per day on our intra-basin pipelines and (iii) a volume increase of approximately 160,000 barrels per day on our long-haul pipelines, including our 50% equity interest in BridgeTex.

•	South Texas / Eagle Ford region. Equity earnings from our 50% interest in Eagle Ford Pipeline LLC increased over the periods presented primarily due to higher volumes from our Cactus pipeline.

•	Central region. Equity earnings increased from our 50% interest in Diamond Pipeline LLC, which placed the joint venture pipeline in service in late 2017.

•
Other. Increased revenue associated with greater pipeline loss allowance volumes was more than offset by (i) the sale of non-core assets in October 2017 in our Rocky Mountain region, (ii) decreased volumes on the Capline pipeline, primarily due to the Diamond Pipeline joint venture discussed above, and (iii) a decrease in truck volumes in Canada.

Field Operating Costs. The increase in field operating costs for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to an increase in power costs resulting from higher volumes and, to a much lesser extent, a full quarter of operations from the ACC gathering system acquired in February 2017.

Facilities Segment

Our Facilities segment operations generally consist of fee-based activities associated with providing storage, terminalling and throughput services for crude oil, NGL and natural gas, as well as NGL fractionation and isomerization services and natural gas and condensate processing services. The Facilities segment generates revenue through a combination of month-to-month and multi-year agreements.

The following tables set forth our operating results from our Facilities segment:

Operating Results (1)	Three Months Ended March 31,		Variance
(in millions, except per barrel data)	2018	2017	$	%
Revenues	$292	$293	$(1)	—%
Purchases and related costs	(5)	(11)	6	55%
Field operating costs	(84)	(83)	(1)	(1)%
Segment general and administrative expenses (2)	(21)	(19)	(2)	(11)%

Adjustments (3):
(Gains)/losses from derivative activities	(1)	2	(3)	**
Deficiencies under minimum volume commitments, net	2	6	(4)	**
Equity-indexed compensation expense	2	—	2	**
Segment adjusted EBITDA	$185	$188	$(3)	(2)%
Maintenance capital	$14	$27	$(13)	(48)%
Segment adjusted EBITDA per barrel	$0.50	$0.48	$0.02	4%

	Three Months Ended March 31,		Variance
Volumes (4)	2018	2017	Volumes	%
Liquids storage (average monthly capacity in millions of barrels)	109	111	(2)	(2)%
Natural gas storage (average monthly working capacity in billions of cubic feet) (5)	67	97	(30)	(31)%
NGL fractionation (average volumes in thousands of barrels per day)	138	125	13	10%
Facilities segment total volumes (average monthly volumes in millions of barrels) (6)	124	131	(7)	(5)%

**	Indicates that variance as a percentage is not meaningful.

(1)	Revenues and costs and expenses include intersegment amounts.

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

(5)
The decrease in average monthly working capacity of natural gas storage facilities was driven by adjustments for (i) the sale of our Bluewater natural gas storage facility in June 2017, (ii) changes in base gas and (iii) the net capacity change between capacity additions from fill and dewater operations and capacity losses from salt creep.

(6)
Facilities segment total volumes is calculated as the sum of: (i) liquids storage capacity; (ii) natural gas storage working capacity divided by 6 to account for the 6:1 mcf of natural gas to crude Btu equivalent ratio and further divided by 1,000 to convert to monthly volumes in millions; and (iii) NGL fractionation volumes multiplied by the number of days in the period and divided by the number of months in the period.

The following is a discussion of items impacting Facilities segment operating results for the periods indicated.

Revenues, Purchases and Related Costs and Volumes. Variances in revenues, purchases and related costs and average monthly volumes for the comparative periods were driven by:

•
NGL Operations. Revenues increased by $12 million primarily due to (i) increased fees associated with placing an additional 1.6 million barrels of NGL storage capacity into service in the second half of 2017 at our Fort Saskatchewan facility, (ii) higher volumetric gains at certain facilities in the 2018 period and (iii) a favorable foreign exchange impact of approximately $5 million.

•
Rail Terminals. Revenues increased by $8 million primarily due to higher activity at certain of our U.S. crude oil terminals and our Fort Saskatchewan NGL terminal resulting from more favorable market conditions.

•
Crude Oil Storage. Revenues decreased by $8 million primarily due to the sale of certain of our Bay Area, California terminal assets in December 2017, partially offset by higher revenues from our Cushing terminal largely driven by capacity expansions of approximately 2 million barrels.

•
Natural Gas Storage. Revenues, net of purchases and related costs, decreased by $7 million due primarily to (i) the June 2017 sale of our Bluewater natural gas storage facility and (ii) the absence of a one-time fee recognized during the first quarter of 2017 related to the early termination of a storage contract at our Pine Prairie facility.

Maintenance Capital. Maintenance capital consists of capital expenditures for the replacement and/or refurbishment of partially or fully depreciated assets in order to maintain the operating and/or earnings capacity of our existing assets. The decrease in maintenance capital for the three months ended March 31, 2018 compared to the same period in 2017 was primarily due to higher expenditures related to our integrity management program in the first quarter of 2017, primarily on assets at our Southern California terminals. Total maintenance costs related to our integrity management program at these terminals decreased by approximately $13 million for the three months ended March 31, 2018 compared to the same period in 2017. We expect to continue to see significant reductions to our maintenance capital costs compared to 2017 at these terminals going forward.

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

The following tables set forth our operating results from our Supply and Logistics segment:

Operating Results (1)	Three Months Ended March 31,		Variance
(in millions, except per barrel data)	2018	2017	$	%
Revenues	$8,112	$6,400	$1,712	27%
Purchases and related costs	(7,925)	(5,970)	(1,955)	(33)%
Field operating costs	(64)	(67)	3	4%
Segment general and administrative expenses (2)	(30)	(26)	(4)	(15)%

Adjustments (3):
Gains from derivative activities net of inventory valuation adjustments	(21)	(291)	270	**
Long-term inventory costing adjustments	(13)	7	(20)	**
Equity-indexed compensation expense	3	2	1	**
Net (gain)/loss on foreign currency revaluation	10	(4)	14	**
Segment adjusted EBITDA	$72	$51	$21	41%
Maintenance capital	$2	$3	$(1)	(33)%
Segment adjusted EBITDA per barrel	$0.57	$0.45	$0.12	27%

Average Daily Volumes	Three Months Ended March 31,		Variance
(in thousands of barrels per day)	2018	2017	Volumes	%
Crude oil lease gathering purchases	1,031	916	115	13%
NGL sales	361	351	10	3%
Supply and Logistics segment total volumes	1,392	1,267	125	10%

**	Indicates that variance as a percentage is not meaningful.

(1)	Revenues and costs include intersegment amounts.

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

The following table presents the range of the NYMEX WTI benchmark price of crude oil (in dollars per barrel):

	NYMEX WTI Crude Oil Price
	Low	High
Three months ended March 31, 2018	$59	$66
Three months ended March 31, 2017	$47	$54

Because the commodities that we buy and sell are generally indexed to the same pricing indices for both sales and purchases, revenues and costs related to purchases will fluctuate with market prices. However, the margins related to those sales and purchases will not necessarily have a corresponding increase or decrease. The absolute amount of our revenues and purchases increased for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to higher crude oil prices. Additionally, revenues and purchases were impacted by net gains and losses from certain derivative activities during the periods.

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

Segment Adjusted EBITDA and Volumes. Our Supply and Logistics Segment Adjusted EBITDA increased by $21 million for the three months ended March 31, 2018 compared to the same period in 2017. The following summarizes the significant items impacting the comparative periods:

•
NGL Operations. Net revenues from our NGL operations increased for the three months ended March 31, 2018, compared to the same period in 2017 due to (i) higher sales volumes during the first-quarter 2018 heating season, primarily due to weather, (ii) modifications made to our contracting strategies in the 2017-2018 heating season and (iii) lower storage and fractionation fees for the 2018 period.

•
Crude Oil Operations. Net revenues from our crude oil supply and logistics operations increased slightly for the three months ended March 31, 2018 as compared to the same period in 2017 primarily due to arbitrage opportunities in certain markets during 2018. Such results were substantially offset by lower lease gathering margins as a result of competition for wellhead volumes.

•
Impact from Certain Derivative Activities Net of Inventory Valuation Adjustments. The impact from certain derivative activities on our net revenues includes mark-to-market and other gains and losses resulting from certain derivative instruments that are related to underlying activities in another period (or the reversal of mark-to-market gains and losses from a prior period) and inventory valuation adjustments, as applicable. See Note 10 to our Condensed Consolidated Financial Statements for a comprehensive discussion regarding our derivatives and risk management activities. These gains and losses impact our net revenues but are excluded from segment adjusted EBITDA and thus are reflected as an “Adjustment” in the table above.

•
Long-Term Inventory Costing Adjustments. Our net revenues are impacted by changes in the weighted average cost of our crude oil and NGL inventory pools that result from price movements during the periods. These costing adjustments related to long-term inventory necessary to meet our minimum inventory requirements in third-party assets and other working inventory that was needed for our commercial operations. We consider this inventory necessary to conduct our operations and we intend to carry this inventory for the foreseeable future. These costing adjustments impact our net revenues but are excluded from segment adjusted EBITDA and thus are reflected as an “Adjustment” in the table above.

•
Foreign Exchange Impacts. Our net revenues are impacted by fluctuations in the value of CAD to USD, resulting in foreign exchange gains and losses on U.S. denominated net assets within our Canadian operations. These gains and losses impact our net revenues but are excluded from segment adjusted EBITDA and thus are reflected as an “Adjustment” in the table above.

•
Segment General and Administrative Expenses. The increase in segment general and administrative expenses for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to cost increases across various categories, including outside services.

Other Income and Expenses

Depreciation and Amortization

Depreciation and amortization expense increased for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to additional depreciation associated with acquisitions in the 2017 period and the completion of various capital expansion projects.

Interest Expense

The decrease in interest expense for the three months ended March 31, 2018 over the three months ended March 31, 2017 was primarily due to a lower weighted average debt balance during the 2018 period from the repayment of an aggregate of $950 million senior notes in December 2017.

Other Expense, Net

The following table summarizes the components impacting Other expense, net (in millions):

	Three Months Ended March 31,
	2018	2017
Loss related to mark-to-market adjustment of the Preferred Distribution Rate Reset Option (1)	$(4)	$(4)
Other	3	(1)
	$(1)	$(5)

(1)	See Note 10 to our Condensed Consolidated Financial Statements for additional information.

Income Tax Expense

Income tax expense decreased for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 due to (i) lower year-over-year income as impacted by fluctuations in derivative mark-to-market valuations in our Canadian operations, partially offset by higher taxable earnings in our Canadian operations and (ii) lower deferred tax expense due to a decrease in our effective tax rate as a result of the enactment of the Tax Cuts and Jobs Act in the fourth quarter of 2017, partially offset by additional deferred tax expense as a result of a change in our effective tax rate in the first quarter of 2018.

Liquidity and Capital Resources

General

On a consolidated basis, our primary sources of liquidity are (i) cash flow from operating activities, (ii) borrowings under PAA's credit facilities or the PAA commercial paper program and (iii) funds received from sales of equity and debt securities. In addition, we may supplement these sources of liquidity with proceeds from our divestiture program, as further discussed below in the section entitled “—Capital Expenditures and Divestitures.” Our primary cash requirements include, but are not limited to, (i) ordinary course of business uses, such as the payment of amounts related to the purchase of crude oil, NGL and other products, other expenses and interest payments on outstanding debt, (ii) expansion and maintenance activities, (iii) acquisitions of assets or businesses, (iv) repayment of principal on long-term debt and (v) distributions to our Class A shareholders and noncontrolling interests. We generally expect to fund our short-term cash requirements through cash flow generated from operating activities and/or borrowings under the PAA commercial paper program or PAA’s credit facilities. In addition, we generally expect to fund our long-term needs, such as those resulting from expansion activities or acquisitions and refinancing long-term debt, through a variety of sources (either separately or in combination), which may include the sources mentioned above as funding for short-term needs and/or the issuance of additional equity or debt securities and the sale of assets. As of March 31, 2018, although we had a working capital deficit of $637 million, we had approximately $3.2 billion of liquidity available to meet our ongoing operating, investing and financing needs, subject to continued covenant compliance, as noted below (in millions):

As of March 31, 2018
Availability under PAA senior unsecured revolving credit facility (1) (2)	$1,188
Availability under PAA senior secured hedged inventory facility (1) (2)	1,075
Availability under PAA senior unsecured 364-day revolving credit facility	1,000
Amounts outstanding under PAA commercial paper program	(116)
Subtotal	3,147
Cash and cash equivalents	26
Total	$3,173

(1)	Represents availability prior to giving effect to amounts outstanding under the PAA commercial paper program, which reduce available capacity under the facilities.

(2)
Available capacity under the PAA senior unsecured revolving credit facility and the PAA senior secured hedged inventory facility was reduced by outstanding letters of credit of $62 million and $40 million, respectively.

We believe that we have, and will continue to have, the ability to access the PAA commercial paper program and credit facilities, which we use to meet our short-term cash needs. We believe that our financial position remains strong and we have sufficient liquidity; however, extended disruptions in the financial markets and/or energy price volatility that adversely affect our business may have a materially adverse effect on our financial condition, results of operations or cash flows. In addition, usage of the PAA credit facilities, which provide the financial backstop for the PAA commercial paper program, is subject to ongoing compliance with covenants. As of March 31, 2018, PAA was in compliance with all such covenants. Also, see Item 1A. “Risk Factors” of our 2017 Annual Report on Form 10-K for further discussion regarding such risks that may impact our liquidity and capital resources.

Cash Flow from Operating Activities

For a comprehensive discussion of the primary drivers of cash flow from operating activities, including the impact of varying market conditions and the timing of settlement of our derivatives, see Item 7. “Liquidity and Capital Resources—Cash Flow from Operating Activities” included in our 2017 Annual Report on Form 10-K.

Net cash provided by operating activities for the first three months of 2018 and 2017 was $520 million and $815 million, respectively, and primarily resulted from earnings from our operations. Net cash provided by operating activities for the 2017 period was also positively impacted by a decrease in margin balances required as part of our hedging activities that were funded by short-term debt. Additionally, as discussed further below, changes in our inventory levels during these periods impacted our cash flow from operating activities.

During the three months ended March 31, 2018, we decreased the overall volume of inventory that we held, primarily due to the seasonal sale of NGL inventory. However, the favorable effects from liquidation of such inventory were offset by increased volumes and higher prices for crude oil inventory that was purchased and stored at the end of the first quarter.

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

Capital Expenditures and Divestitures

In addition to our operating needs discussed above, on a consolidated basis, we also use cash for our acquisition activities and expansion capital projects. Historically, we have financed these expenditures primarily with cash generated by operating activities and the financing activities discussed in “—Equity and Debt Financing Activities” below. In the near term, we also intend to use proceeds from our divestiture program, as discussed further below. We have made and will continue to make capital expenditures for acquisitions, expansion capital projects and maintenance activities.

Capital Projects. We invested approximately $298 million in midstream infrastructure during the three months ended March 31, 2018, and we expect to invest approximately $1.4 billion during the full year ended December 31, 2018. See “—Acquisitions and Capital Projects” for detail of our projected capital expenditures for the year ending December 31, 2018. We expect to fund our 2018 capital program with retained cash flow and proceeds from our divestiture program, as discussed further below.

Divestitures. In 2016, we initiated a program to evaluate potential sales of non-core assets and/or sales of partial interests in assets to strategic joint venture partners to optimize our asset portfolio and strengthen our balance sheet and leverage metrics. As of December 31, 2017, we had completed asset sales totaling approximately $1.7 billion, of which approximately $0.6 billion closed in 2016 (net of amounts paid for the remaining interest in a pipeline that was subsequently sold) and approximately $1.1 billion closed in 2017.

As part of our funding plans for our 2018 expansion capital program, we targeted to raise an additional $700 million. During the first quarter of 2018, we received proceeds from asset sales of $83 million, and we received an additional $255 million from sales completed subsequent to quarter end through May 1, 2018.  We continue to advance efforts with respect to a number of additional transactions and believe successful consummation of such efforts will enable us to meet and potentially exceed our targeted amounts for 2018.  Any excess proceeds above our targeted amounts would be used to reduce debt or fund incremental expansion opportunities.

We typically do not announce a transaction until after we have executed a definitive agreement. However, in certain cases in order to protect our business interests or for other reasons, we may defer public announcement of a transaction until a later date. Past experience has demonstrated that discussions and negotiations regarding a potential transaction can advance or terminate in a short period of time. Moreover, the closing of any transaction for which we have entered into a definitive agreement may be subject to customary and other closing conditions, which may not ultimately be satisfied or waived. Accordingly, we can give no assurance that our current divestiture efforts will be successfully completed. Also, see Item 1A. “Risk Factors—Risks Related to PAA’s Business” of our 2017 Annual Report on Form 10-K for further discussion regarding risks from our acquisitions and divestitures.

Equity and Debt Financing Activities

On a consolidated basis, our financing activities primarily relate to funding expansion capital projects, acquisitions and refinancing of debt maturities, as well as short-term working capital (including borrowings for NYMEX and ICE margin deposits) and hedged inventory borrowings related to our NGL business and contango market activities. Our financing activities have primarily consisted of PAA equity offerings, PAA senior notes offerings and borrowings and repayments under the credit facilities or the PAA commercial paper program, as well as payment of distributions to our Class A shareholders and noncontrolling interests.

PAGP Registration Statements. We have filed with the SEC a shelf registration statement that, subject to effectiveness at the time of use, allows us to issue up to an aggregate of $1.0 billion of equity securities (the “PAGP Traditional Shelf”). All issuances of equity securities associated with our continuous offering program have been issued pursuant to the PAGP Traditional Shelf. At March 31, 2018, we had approximately $939 million of unsold securities available under the PAGP Traditional Shelf. We also have access to a shelf registration statement (the “PAGP WKSI Shelf”), which provides us with the ability to offer and sell an unlimited amount of equity securities, subject to market conditions and capital needs. We did not conduct any offerings under the PAGP Traditional Shelf or the PAGP WKSI Shelf during the three months ended March 31, 2018.

PAA Registration Statements. PAA periodically accesses the capital markets for both equity and debt financing. PAA has filed with the SEC a universal shelf registration statement that, subject to effectiveness at the time of use, allows PAA to issue up to an aggregate of $2.0 billion of debt or equity securities (the “PAA Traditional Shelf”). All issuances of PAA equity securities associated with PAA’s continuous offering program have been issued pursuant to the PAA Traditional Shelf. At March 31, 2018, PAA had approximately $1.1 billion of unsold securities available under the PAA Traditional Shelf. PAA also has access to a universal shelf registration statement (the “PAA WKSI Shelf”), which provides it with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and capital needs. PAA did not conduct any offerings under the PAA Traditional Shelf or the PAA WKSI Shelf during the three months ended March 31, 2018.

Credit Agreements, Commercial Paper Program and Indentures. The PAA credit agreements (which impact the ability to access the PAA commercial paper program because they provide the financial backstop that supports PAA’s short-term credit ratings) and the indentures governing PAA’s senior notes contain cross-default provisions. A default under the credit agreements would permit the lenders to accelerate the maturity of the outstanding debt. As long as PAA is in compliance with the provisions in the credit agreements, its ability to make distributions of available cash is not restricted. As of March 31, 2018, PAA was in compliance with the covenants contained in the credit agreements and indentures.

On a consolidated basis, during the three months ended March 31, 2018, we had net repayments on PAA’s credit facilities and PAA commercial paper program of $156 million. The net repayments resulted primarily from cash flow from operating activities.

During the three months ended March 31, 2017, we had net repayments on the credit facilities and the PAA commercial paper program of $352 million. The net repayments resulted primarily from cash flow from operating activities and cash received from our equity activities, which offset borrowings during the period related to funding needs for (i) acquisition and capital investments, (ii) inventory purchases and related margin balances required as part of our hedging activities, (iii) repayment of PAA’s $400 million, 6.13% senior notes in January 2017 and (iv) other general partnership purposes.

Distributions to Our Class A Shareholders and Noncontrolling Interests

Distributions to our Class A shareholders. We distribute all of our available cash within 55 days following the end of each quarter to Class A shareholders of record. Available cash is generally defined as all of our cash and cash equivalents on hand at the end of each quarter less reserves established in the discretion of our general partner for future requirements. On May 15, 2018, we will pay a quarterly distribution of $0.30 per Class A share ($1.20 per Class A share on an annualized basis), which is unchanged from our prior two quarterly distributions, but represents a year-over-year distribution decrease of approximately 45% compared to the quarterly distribution of $0.55 per Class A share ($2.20 per Class A share on an annualized basis) paid in May 2017. See Note 9 to our Condensed Consolidated Financial Statements for details of distributions paid during or pertaining to the first three months of 2018. Also, see Item 5. “Market for Registrant’s Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities—Cash Distribution Policy” included in our 2017 Annual Report on Form 10-K for additional discussion regarding distributions.

Distributions to noncontrolling interests. Distributions to noncontrolling interests represent amounts paid on interests in consolidated entities that are not owned by us. During the three months ended March 31, 2018 and 2017, we paid distributions of approximately $171 million and $315 million, respectively, to noncontrolling interests.

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

The following table includes our best estimate of the amount and timing of these payments as well as others due under the specified contractual obligations as of March 31, 2018 (in millions):

	Remainder of 2018	2019	2020	2021	2022	2023 and Thereafter	Total
Long-term debt and related interest payments (1)	$310	$912	$873	$944	$1,186	$9,986	$14,211
Leases, rights-of-way easements and other (2)	142	155	128	108	91	365	989
Other obligations (3)	290	216	177	179	125	425	1,412
Subtotal	742	1,283	1,178	1,231	1,402	10,776	16,612
Crude oil, NGL and other purchases (4)	7,468	5,934	4,783	4,357	3,854	12,132	38,528
Total	$8,210	$7,217	$5,961	$5,588	$5,256	$22,908	$55,140

(1)
Includes debt service payments, interest payments due on PAA’s senior notes and the commitment fee on assumed available capacity under the PAA credit facilities, as well as long-term borrowings under the PAA credit facilities and commercial paper program. Although there may be short-term borrowings under the PAA credit facilities and the PAA commercial paper program, we historically repay and borrow at varying amounts. As such, we have included only the maximum commitment fee (as if no short-term borrowings were outstanding on the PAA credit facilities or the PAA commercial paper program) in the amounts above. For additional information regarding PAA’s debt obligations, see Note 8 to our Condensed Consolidated Financial Statements.

(2)
Leases are primarily for (i) railcars, (ii) land and surface rentals, (iii) office buildings, (iv) pipeline assets and (v) vehicles and trailers. Includes operating and capital leases as defined by FASB guidance, as well as obligations for rights-of-way easements.

(3)
Includes (i) other long-term liabilities, (ii) storage, processing and transportation agreements and (iii) non-cancelable commitments related to our capital expansion projects, including projected contributions for our share of the capital spending of our equity method investments. The transportation agreements include approximately $820 million associated with an agreement to transport crude oil at posted tariff rates on a pipeline that is owned by an equity method investee, in which we own a 50% interest. Our commitment to transport is supported by crude oil buy/sell agreements with third parties (including Oxy) with commensurate quantities.

(4)
Amounts are primarily based on estimated volumes and market prices based on average activity during March 2018. The actual physical volume purchased and actual settlement prices will vary from the assumptions used in the table. Uncertainties involved in these estimates include levels of production at the wellhead, weather conditions, changes in market prices and other conditions beyond our control.

Letters of Credit. In connection with supply and logistics activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil, NGL and natural gas. Additionally, we issue letters of credit to support insurance programs, derivative transactions and construction activities. At March 31, 2018 and December 31, 2017, we had outstanding letters of credit of approximately $102 million and $166 million, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

Recent Accounting Pronouncements

See Note 2 to our Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

For a discussion regarding our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” under Item 7 of our 2017 Annual Report on Form 10-K.

Other Items

In March 2018, the Federal Energy Regulatory Commission (“FERC”) issued a revised policy statement in which it held that it will no longer permit an income tax allowance to be included in cost-of-service rates for interstate pipelines structured as master limited partnerships.  The FERC also indicated that it will incorporate the effects of the revised policy statement in its next review of the oil pipeline index level, which will take effect in July 2021.  We do not have cost-of-service rates that would be impacted by this policy change; our FERC regulated tariffs are either grandfathered or based on negotiated rates. However, depending on how the FERC incorporates its most recent tax policy statement into its next index review, the policy could potentially have a negative impact on the FERC adder to the PPI-FG Index, which in turn could have a negative effect on our ability to increase our index-based rates. The policy could impact future (i.e., July 2021 and later) tariff escalations on our FERC regulated pipelines, as well as some of our state regulated pipelines that have negotiated rates with escalations tied to the FERC Index.

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

Other factors described herein, as well as factors that are unknown or unpredictable, could also have a material adverse effect on future results. Please read “Risk Factors” discussed in Item 1A. of our 2017 Annual Report on Form 10-K. Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information.

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

We utilize crude oil derivatives to hedge commodity price risk inherent in our Supply and Logistics and Transportation segments. Our objectives for these derivatives include hedging anticipated purchases and sales, stored inventory, basis differentials, and storage capacity utilization. We manage these exposures with various instruments including exchange-traded and over-the-counter futures, forwards, swaps and options.

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

The fair value of our commodity derivatives and the change in fair value as of March 31, 2018 that would be expected from a 10% price increase or decrease is shown in the table below (in millions):

	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease
Crude oil	$(145)	$(10)	$12
Natural gas	(36)	$6	$(6)
NGL and other	(46)	$(38)	$38
Total fair value	$(227)

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

Interest Rate Risk

Our use of variable rate debt and any forecasted issuances of fixed rate debt expose us to interest rate risk. Therefore, from time to time, we use interest rate derivatives to hedge interest rate risk associated with anticipated interest payments and, in certain cases, outstanding debt instruments. All of PAA’s senior notes are fixed rate notes and thus are not subject to interest rate risk. Our variable rate debt outstanding at March 31, 2018, approximately $751 million, was subject to interest rate re-sets that range from less than one week to approximately two weeks. The average interest rate on variable rate debt that was outstanding during the three months ended March 31, 2018 was 2.6%, based upon rates in effect during such period. The fair value of our interest rate derivatives was a liability of $2 million as of March 31, 2018. A 10% increase in the forward LIBOR curve as of March 31, 2018 would have resulted in an increase of $34 million to the fair value of our interest rate derivatives. A 10% decrease in the forward LIBOR curve as of March 31, 2018 would have resulted in a decrease of $34 million to the fair value of our interest rate derivatives. See Note 10 to our Condensed Consolidated Financial Statements for a discussion of our interest rate risk hedging activities.

Currency Exchange Rate Risk

We use foreign currency derivatives to hedge foreign currency exchange rate risk associated with our exposure to fluctuations in the USD-to-CAD exchange rate. Because a significant portion of our Canadian business is conducted in CAD we use certain financial instruments to minimize the risks of unfavorable changes in exchange rates. These instruments include foreign currency exchange contracts, forwards and options. The fair value of our foreign currency derivatives was a liability of $1 million as of March 31, 2018. A 10% increase in the exchange rate (USD-to-CAD) would have resulted in an increase of $24 million to the fair value of our foreign currency derivatives. A 10% decrease in the exchange rate (USD-to-CAD) would have resulted in a decrease of $24 million to the fair value of our foreign currency derivatives. See Note 10 to our Condensed Consolidated Financial Statements for a discussion of our currency exchange rate risk hedging.

Preferred Distribution Rate Reset Option

The Preferred Distribution Rate Reset Option of PAA’s Series A preferred units is an embedded derivative that must be bifurcated from the related host contract, PAA’s partnership agreement, and recorded at fair value in our Condensed Consolidated Balance Sheets. The valuation model utilized for this embedded derivative contains inputs including PAA’s common unit price, ten-year U.S. treasury rates, default probabilities and timing estimates to ultimately calculate the fair value of PAA’s Series A preferred units with and without the Preferred Distribution Rate Reset Option. The fair value of this embedded derivative was a liability of $26 million as of March 31, 2018. A 10% increase or decrease in the fair value would have an impact of $3 million. See Note 10 to our Condensed Consolidated Financial Statements for a discussion of embedded derivatives.

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

Applicable SEC rules require an evaluation of the effectiveness of our DCP. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our DCP as of March 31, 2018, the end of the period covered by this report, and, based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our DCP is effective.

Changes in Internal Control over Financial Reporting

In addition to the information concerning our DCP, we are required to disclose certain changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

For a discussion regarding our risk factors, see Item 1A. of our 2017 Annual Report on Form 10-K. Those risks and uncertainties are not the only ones facing us and there may be additional matters of which we are unaware or that we currently consider immaterial. All of those risks and uncertainties could adversely affect our business, financial condition and/or results of operations.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with our IPO and related transactions, the former owners of Plains All American GP LLC (the “Legacy Owners”) acquired the following interests (collectively, the “Stapled Interests”): (i) Class A units of AAP (“AAP units”) representing an economic limited partner interest in AAP; (ii) general partner units representing a non-economic membership interest in our general partner; and (iii) Class B shares representing a non-economic limited partner interest in us. The Legacy Owners and any permitted transferees of their Stapled Interests have the right to exchange (the “Exchange Right”) all or a portion of such Stapled Interests for an equivalent number of Class A shares. In connection with the exercise of the Exchange Right, the Stapled Interests are transferred to us and the applicable Class B shares are canceled. Although we issue one Class A share for each Stapled Interest that is exchanged, we also receive one AAP unit and one general partner unit. As a result, the exercise by Legacy Owners of the Exchange Right is not dilutive. During the quarter ended March 31, 2018, certain Legacy Owners or their permitted transferees exercised the Exchange Right, which resulted in the issuance of 907,899 Class A shares. The issuance of Class A shares in connection with the exercise of the Exchange Right was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.   MINE SAFETY DISCLOSURES

Not applicable.

Item 5.   OTHER INFORMATION

None.

Item 6.   EXHIBITS

Exhibit No.		Description

3.1	—	Certificate of Limited Partnership of Plains GP Holdings, L.P. (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (333-190227) filed July 29, 2013).

3.2	—
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

10.1 * †	—	Second Amendment dated March 22, 2018 to Plains AAP, L.P. Class B Restricted Units Agreement (Willie Chiang).

10.2 * †	—	Form of First Amendment dated March 22, 2018 to Amended and Restated Plains AAP, L.P. Class B Restricted Units Agreement dated August 25, 2016 (Officers).

10.3 * †	—	Amendment dated March 22, 2018 to PAA LTIP Grant Letter dated August 24, 2015 (Willie Chiang).

10.4 * †	—	Form of Amendment dated March 22, 2018 to PAA LTIP Grant Letter dated August 25, 2016 (Officers).

10.5 * †	—	Form of PAA LTIP Grant Letter for Officers (March 2018).

31.1 †	—	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2 †	—	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1 ††	—	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350.

32.2 ††	—	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.

101.INS†	—	XBRL Instance Document

101.SCH†	—	XBRL Taxonomy Extension Schema Document

101.CAL†	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	—	XBRL Taxonomy Extension Presentation Linkbase Document

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

May 9, 2018

	By:	/s/ Al Swanson
Al Swanson,
Executive Vice President and Chief Financial Officer of PAA GP Holdings LLC (Principal Financial Officer)

May 9, 2018

	By:	/s/ Chris Herbold
Chris Herbold,
Vice President—Accounting and Chief Accounting Officer of PAA GP Holdings LLC (Principal Accounting Officer)

May 9, 2018