Form 10-Q
period 2019-03-31
PLAINS GP HOLDINGS LP
filed 2019-05-10
CIK 1581990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________________________________________

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Shares	PAGP	New York Stock Exchange
As of May 1, 2019, there were 159,485,588 Class A Shares outstanding.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$439	$69
Restricted cash	33	—
Trade accounts receivable and other receivables, net	3,001	2,454
Inventory	498	640
Other current assets	279	373
Total current assets	4,250	3,536

PROPERTY AND EQUIPMENT	18,117	17,905
Accumulated depreciation	(3,214)	(3,103)
Property and equipment, net	14,903	14,802

OTHER ASSETS
Goodwill	2,529	2,521
Investments in unconsolidated entities	3,263	2,702
Deferred tax asset	1,247	1,304
Linefill and base gas	907	916
Long-term operating lease right-of-use assets, net	477	—
Long-term inventory	181	136
Other long-term assets, net	891	913
Total assets	$28,648	$26,830

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES
Trade accounts payable	$3,454	$2,705
Short-term debt	149	66
Other current liabilities	581	687
Total current liabilities	4,184	3,458

LONG-TERM LIABILITIES
Senior notes, net	8,943	8,941
Other long-term debt, net	234	202
Long-term operating lease liabilities	383	—
Other long-term liabilities and deferred credits	882	910
Total long-term liabilities	10,442	10,053

COMMITMENTS AND CONTINGENCIES (NOTE 13)

PARTNERS’ CAPITAL
Class A shareholders (159,485,588 and 159,485,588 shares outstanding, respectively)	1,955	1,846
Noncontrolling interests	12,067	11,473
Total partners’ capital	14,022	13,319
Total liabilities and partners’ capital	$28,648	$26,830
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Three Months Ended March 31,
	2019	2018
	(unaudited)
REVENUES
Supply and Logistics segment revenues	$8,022	$8,111
Transportation segment revenues	197	146
Facilities segment revenues	156	141
Total revenues	8,375	8,398

COSTS AND EXPENSES
Purchases and related costs	7,119	7,519
Field operating costs	326	292
General and administrative expenses	77	80
Depreciation and amortization	136	127
(Gains)/losses on asset sales and asset impairments, net	4	—
Total costs and expenses	7,662	8,018

OPERATING INCOME	713	380

OTHER INCOME/(EXPENSE)
Equity earnings in unconsolidated entities	89	75
Gain on investment in unconsolidated entities (Note 7)	267	—
Interest expense (net of capitalized interest of $11 and $6, respectively)	(101)	(106)
Other income/(expense), net	25	(1)

INCOME BEFORE TAX	993	348
Current income tax expense	(30)	(13)
Deferred income tax expense	(49)	(62)

NET INCOME	914	273
Net income attributable to noncontrolling interests	(767)	(236)
NET INCOME ATTRIBUTABLE TO PAGP	$147	$37

BASIC AND DILUTED NET INCOME PER CLASS A SHARE	$0.92	$0.23

BASIC AND DILUTED WEIGHTED AVERAGE CLASS A SHARES OUTSTANDING	159	157

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended March 31,
	2019	2018
	(unaudited)
Net income	$914	$273
Other comprehensive income/(loss)	58	(65)
Comprehensive income	972	208
Comprehensive income attributable to noncontrolling interests	(812)	(185)
Comprehensive income attributable to PAGP	$160	$23

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
(in millions)

	Derivative Instruments	Translation Adjustments	Other	Total
	(unaudited)
Balance at December 31, 2018	$(177)	$(853)	$—	$(1,030)

Reclassification adjustments	2	—	—	2
Unrealized loss on hedges	(23)	—	—	(23)
Currency translation adjustments	—	78	—	78
Other	—	—	1	1
Total period activity	(21)	78	1	58
Balance at March 31, 2019	$(198)	$(775)	$1	$(972)

	Derivative Instruments	Translation Adjustments	Other	Total
	(unaudited)
Balance at December 31, 2017	$(223)	$(548)	$1	$(770)

Reclassification adjustments	2	—	—	2
Unrealized gain on hedges	31	—	—	31
Currency translation adjustments	—	(98)	—	(98)
Total period activity	33	(98)	—	(65)
Balance at March 31, 2018	$(190)	$(646)	$1	$(835)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31,
	2019	2018
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$914	$273
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	136	127
(Gains)/losses on asset sales and asset impairments, net	4	—
Equity-indexed compensation expense	17	17
Deferred income tax expense	49	62
Loss on foreign currency revaluation	4	8
Change in fair value of Preferred Distribution Rate Reset Option (Note 10)	(23)	4
Equity earnings in unconsolidated entities	(89)	(75)
Distributions on earnings from unconsolidated entities	98	101
Gain on investment in unconsolidated entities (Note 7)	(267)	—
Other	7	7
Changes in assets and liabilities	182	(4)
Net cash provided by operating activities	1,032	520

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in unconsolidated entities	(125)	(40)
Additions to property, equipment and other	(280)	(266)
Proceeds from sales of assets	—	83
Cash paid for purchases of linefill and base gas	(16)	—
Other investing activities	(8)	2
Net cash used in investing activities	(429)	(221)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under PAA commercial paper program (Note 8)	—	(8)
Net borrowings under PAA senior unsecured revolving credit facility (Note 8)	—	350
Net repayments under PAA senior secured hedged inventory facility (Note 8)	—	(498)
Distributions paid to Class A shareholders (Note 9)	(48)	(47)
Distributions paid to noncontrolling interests (Note 9)	(207)	(171)
Other financing activities	58	64
Net cash used in financing activities	(197)	(310)

Effect of translation adjustment	(3)	(3)

Net increase/(decrease) in cash and cash equivalents and restricted cash	403	(14)
Cash and cash equivalents and restricted cash, beginning of period	69	40
Cash and cash equivalents and restricted cash, end of period	$472	$26

Cash paid for:
Interest, net of amounts capitalized	$70	$76
Income taxes, net of amounts refunded	$65	$9

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(in millions)

	Class A Shareholders	Noncontrolling Interests	Total Partners’ Capital
	(unaudited)
Balance at December 31, 2018	$1,846	$11,473	$13,319
Net income	147	767	914
Distributions (Note 9)	(48)	(219)	(267)
Other comprehensive income	13	45	58
Equity-indexed compensation expense	1	2	3
Other	(4)	(1)	(5)
Balance at March 31, 2019	$1,955	$12,067	$14,022

	Class A Shareholders	Noncontrolling Interests	Total Partners’ Capital
	(unaudited)
Balance at December 31, 2017	$1,695	$10,663	$12,358
Impact of adoption of ASU 2017-05	24	89	113
Balance at January 1, 2018	1,719	10,752	12,471
Net income	37	236	273
Distributions	(47)	(220)	(267)
Other comprehensive loss	(14)	(51)	(65)
Equity-indexed compensation expense	2	9	11
Other	4	(3)	1
Balance at March 31, 2018	$1,701	$10,723	$12,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Basis of Consolidation and Presentation

Organization

Plains GP Holdings, L.P. (“PAGP”) is a Delaware limited partnership formed in July 2013 that has elected to be taxed as a corporation for United States federal income tax purposes. PAGP does not directly own any operating assets; as of March 31, 2019, its principal sources of cash flow are derived from an indirect investment in Plains All American Pipeline, L.P. (“PAA”), a publicly traded Delaware limited partnership. As used in this Form 10-Q and unless the context indicates otherwise (taking into account the fact that PAGP has no operating activities apart from those conducted by PAA and its subsidiaries), the terms “Partnership,” “we,” “us,” “our,” “ours” and similar terms refer to PAGP and its subsidiaries.

As of March 31, 2019, PAGP owned (i) a 100% managing member interest in Plains All American GP LLC (“GP LLC”), an entity that has also elected to be taxed as a corporation for United States federal income tax purposes and (ii) an approximate 57% limited partner interest in Plains AAP, L.P. (“AAP”) through our direct ownership of approximately 158.5 million Class A units of AAP (“AAP units”) and indirect ownership of approximately 1.0 million AAP units through GP LLC. GP LLC is a Delaware limited liability company that also holds the non-economic general partner interest in AAP. AAP is a Delaware limited partnership that, as of March 31, 2019, directly owned a limited partner interest in PAA through its ownership of approximately 280.6 million PAA common units (approximately 35% of PAA’s total outstanding common units and Series A preferred units combined). AAP is the sole member of PAA GP LLC (“PAA GP”), a Delaware limited liability company that directly holds the non-economic general partner interest in PAA.

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Definitions

Additional defined terms are used in this Form 10-Q and shall have the meanings indicated below:

AOCI	=	Accumulated other comprehensive income/(loss)
ASC	=	Accounting Standards Codification
ASU	=	Accounting Standards Update
Bcf	=	Billion cubic feet
Btu	=	British thermal unit
CAD	=	Canadian dollar
CODM	=	Chief Operating Decision Maker
EBITDA	=	Earnings before interest, taxes, depreciation and amortization
EPA	=	United States Environmental Protection Agency
FASB	=	Financial Accounting Standards Board
GAAP	=	Generally accepted accounting principles in the United States
ICE	=	Intercontinental Exchange
ISDA	=	International Swaps and Derivatives Association
LIBOR	=	London Interbank Offered Rate
LTIP	=	Long-term incentive plan
Mcf	=	Thousand cubic feet
NGL	=	Natural gas liquids, including ethane, propane and butane
NYMEX	=	New York Mercantile Exchange
Oxy	=	Occidental Petroleum Corporation or its subsidiaries
PLA	=	Pipeline loss allowance
SEC	=	United States Securities and Exchange Commission
TWh	=	Terawatt hour
USD	=	United States dollar
WTI	=	West Texas Intermediate

Basis of Consolidation and Presentation

The accompanying unaudited condensed consolidated interim financial statements and related notes thereto should be read in conjunction with our 2018 Annual Report on Form 10-K. The accompanying condensed consolidated financial statements include the accounts of PAGP and all of its wholly owned subsidiaries and those entities that it controls. Investments in entities over which we have significant influence but not control are accounted for by the equity method. We apply proportionate consolidation for pipelines and other assets in which we own undivided joint interests. The financial statements have been prepared in accordance with the instructions for interim reporting as set forth by the SEC. All adjustments (consisting only of normal recurring adjustments) that in the opinion of management were necessary for a fair statement of the results for the interim periods have been reflected. All significant intercompany transactions have been eliminated in consolidation, and certain reclassifications have been made to information from previous years to conform to the current presentation. The condensed consolidated balance sheet data as of December 31, 2018 was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three months ended March 31, 2019 should not be taken as indicative of results to be expected for the entire year.

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

With the exception of a deferred tax asset of $1.247 billion and $1.304 billion as of March 31, 2019 and December 31, 2018, respectively, substantially all assets and liabilities presented on PAGP’s consolidated balance sheet are those of PAA. Only the assets of each respective VIE can be used to settle the obligations of that individual VIE, and the creditors of each/either of those VIEs do not have recourse against the general credit of PAGP. PAGP did not provide any financial support to PAA or AAP during the three months ended March 31, 2019 or the year ended December 31, 2018. See Note 16 to our Consolidated Financial Statements included in Part IV of our 2018 Annual Report on Form 10-K for information regarding the Omnibus Agreement entered into in connection with the Simplification Transactions.

Subsequent events have been evaluated through the financial statements issuance date and have been included in the following footnotes where applicable.

Note 2—Summary of Significant Accounting Policies

Restricted Cash

Restricted cash includes cash held by us that is unavailable for general use and is comprised of amounts advanced to us by certain equity method investees related to the construction of fixed assets where we serve as construction manager. The following table presents a reconciliation of cash and cash equivalents and restricted cash reported on the Condensed Consolidated Balance Sheet that sum to the total of the amounts shown on the Condensed Consolidated Statement of Cash Flows as of the end of the period (in millions):

March 31, 2019
Cash and cash equivalents	$439
Restricted cash	33
Total cash and cash equivalents and restricted cash	$472

We did not have any restricted cash as of December 31, 2018.

Recent Accounting Pronouncements

Except as discussed below and in our 2018 Annual Report on Form 10-K, there have been no new accounting pronouncements that have become effective or have been issued during the three months ended March 31, 2019 that are of significance or potential significance to us.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounting Standards Updates Adopted During the Period

In February 2016, the FASB issued ASU 2016-02, Leases, (followed by a series of related accounting standard updates (collectively referred to as “Topic 842”)), that revises the current accounting model for leases. The most significant changes are the clarification of the definition of a lease and required lessee recognition on the balance sheet of right-of-use assets and lease liabilities with lease terms of more than 12 months (with the election of the practical expedient to exclude short-term leases on the balance sheet), including extensive quantitative and qualitative disclosures. This guidance became effective for interim and annual periods beginning after December 15, 2018. We adopted this guidance effective January 1, 2019. Our adoption resulted in the recording of additional net lease right-of-use assets and lease liabilities of approximately $560 million and $570 million, respectively, on January 1, 2019 and did not have a material impact on our results of operations or cash flows.

We elected the package of practical expedients permitted under the transition guidance within Topic 842, which, among other things, allowed us to carry forward the historical accounting related to lease identification, classification and indirect costs. We also elected the practical expedient related to land easements, allowing us to carry forward our accounting treatment for land easements (including rights of way) on existing agreements. Additionally, we elected the non-lease component separation practical expedient for certain classes of assets where we are the lessee and for all classes of assets where we are the lessor. Further, we elected the practical expedient which provides us with an optional transitional method, thereby applying the new guidance at the effective date, without adjusting the comparative periods and, if necessary, recognizing a cumulative-effect adjustment to the opening balance of Partners’ Capital upon adoption. There was no impact to retained earnings related to our adoption. We did not elect the practical expedient related to using hindsight in determining the lease term as this was not relevant following our election of the optional transitional method. We implemented a process to evaluate the impact of adopting this guidance on each type of lease contract we have entered into with counterparties. Our implementation team determined appropriate changes to our business processes, systems and controls to support recognition and disclosure under Topic 842. In addition to the above, which primarily relates to our accounting as a lessee, our accounting from a lessor perspective remains substantially unchanged under Topic 842. See Note 11 for information about our leases.

We also adopted the ASUs listed below effective January 1, 2019 and our adoption did not have a material impact to our financial position, results of operations or cash flows (see Note 2 to our Consolidated Financial Statements included in Part IV of our 2018 Annual Report on Form 10-K for additional information regarding these ASUs):

•	ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes;

•	ASU 2018-09, Codification Improvements;

•	ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting; and

•	ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.

Note 3—Revenues and Accounts Receivable

Revenue Recognition

We disaggregate our revenues by segment and type of activity under ASC Topic 606, Revenues from Contracts with Customers (“Topic 606”). These categories depict how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. See Note 3 to our Consolidated Financial Statements included in Part IV of our 2018 Annual Report on Form 10-K for additional information regarding our types of revenues and policies for revenue recognition.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present our Supply and Logistics segment, Transportation segment and Facilities segment revenues from contracts with customers disaggregated by type of activity (in millions):

	Three Months Ended March 31,
	2019	2018
Supply and Logistics segment revenues from contracts with customers
Crude oil transactions	$6,936	$7,023
NGL and other transactions	910	1,151
Total Supply and Logistics segment revenues from contracts with customers	$7,846	$8,174

	Three Months Ended March 31,
	2019	2018
Transportation segment revenues from contracts with customers
Tariff activities:
Crude oil pipelines	$478	$389
NGL pipelines	27	27
Total tariff activities	505	416
Trucking	39	34
Total Transportation segment revenues from contracts with customers	$544	$450

	Three Months Ended March 31,
	2019	2018
Facilities segment revenues from contracts with customers
Crude oil, NGL and other terminalling and storage	$176	$166
NGL and natural gas processing and fractionation	87	100
Rail load / unload	20	16
Total Facilities segment revenues from contracts with customers	$283	$282

Reconciliation to Total Revenues of Reportable Segments. The following table presents the reconciliation of our revenues from contracts with customers to segment revenues and total revenues as disclosed in our Condensed Consolidated Statements of Operations (in millions):

Three Months Ended March 31, 2019	Transportation	Facilities	Supply and Logistics	Total
Revenues from contracts with customers	$544	$283	$7,846	$8,673
Other items in revenues	12	16	176	204
Total revenues of reportable segments	$556	$299	$8,022	$8,877
Intersegment revenues				(502)
Total revenues				$8,375

Three Months Ended March 31, 2018	Transportation	Facilities	Supply and Logistics	Total
Revenues from contracts with customers	$450	$282	$8,174	$8,906
Other items in revenues	4	10	(62)	(48)
Total revenues of reportable segments	$454	$292	$8,112	$8,858
Intersegment revenues				(460)
Total revenues				$8,398

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Minimum Volume Commitments. We have certain agreements that require counterparties to transport or throughput a minimum volume over an agreed upon period. At March 31, 2019 and December 31, 2018, counterparty deficiencies associated with contracts with customers and buy/sell arrangements that include minimum volume commitments totaled $54 million and $62 million, respectively, of which $33 million and $40 million, respectively, was recorded as a contract liability. The remaining balance of $21 million and $22 million at March 31, 2019 and December 31, 2018, respectively, was related to deficiencies for which the counterparties had not met their contractual minimum commitments and were not reflected in our Condensed Consolidated Financial Statements as we had not yet billed or collected such amounts.

Contract Balances. Our contract balances consist of amounts received associated with services or sales for which we have not yet completed the related performance obligation. The following table presents the change in the contract liability balance during the three months ended March 31, 2019 (in millions):

Contract Liabilities
Balance at December 31, 2018	$338
Amounts recognized as revenue	(224)
Additions	65
Balance at March 31, 2019	$179

Remaining Performance Obligations. Topic 606 requires a presentation of information about partially and wholly unsatisfied performance obligations under contracts that exist as of the end of the period. The information includes the amount of consideration allocated to those remaining performance obligations and the timing of revenue recognition of those remaining performance obligations. Certain contracts meet the requirements for the presentation as remaining performance obligations. These arrangements include a fixed minimum level of service, typically a set volume of service, and do not contain any variability other than expected timing within a limited range. These contracts are all within the scope of Topic 606. The following table presents the amount of consideration associated with remaining performance obligations for the population of contracts with external customers meeting the presentation requirements as of March 31, 2019 (in millions):

	Remainder of 2019	2020	2021	2022	2023	2024 and Thereafter
Pipeline revenues supported by minimum volume commitments and long-term capacity agreements (1)	$136	$223	$213	$209	$208	$648
Long-term storage, terminalling and throughput agreement revenues	311	350	248	178	145	393
Total	$447	$573	$461	$387	$353	$1,041

(1)	Calculated as volumes committed under contracts multiplied by the current applicable tariff rate.

The presentation above does not include (i) expected revenues from legacy shippers not underpinned by minimum volume commitments, including pipelines where there are no or limited alternative pipeline transportation options, (ii) intersegment revenues and (iii) the amount of consideration associated with certain income generating contracts, which include a fixed minimum level of service, that are either not within the scope of Topic 606 or do not meet the requirements for presentation as remaining performance obligations under Topic 606. The following are examples of contracts that are not included in the table above because they are not within the scope of Topic 606 or do not meet the Topic 606 requirements for presentation:

•	Minimum volume commitments on certain of our joint venture pipeline systems;

•	Acreage dedications — Contracts include those related to the Permian Basin, Eagle Ford, Central, Rocky Mountain and Canada regions;

•	Supply and Logistics buy/sell arrangements — Contracts include agreements with future committed volumes on certain Permian Basin, Eagle Ford, Central and Canada region systems;

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•	All other Supply and Logistics contracts, due to the election of practical expedients related to variable consideration and short-term contracts;

•	Transportation and Facilities contracts that are short-term;

•	Contracts within the scope of ASC Topic 842, Leases; and

•	Contracts within the scope of ASC Topic 815, Derivatives and Hedging.

Trade Accounts Receivable and Other Receivables, Net

Our accounts receivable are primarily from purchasers and shippers of crude oil and, to a lesser extent, purchasers of NGL. To mitigate credit risk related to our accounts receivable, we utilize a rigorous credit review process. We closely monitor market conditions and perform credit reviews of each customer to make a determination with respect to the amount, if any, of open credit to be extended to any given customer and the form and amount of financial performance assurances we require. Such financial assurances are commonly provided to us in the form of advance cash payments, standby letters of credit, credit insurance or parental guarantees. Additionally, in an effort to mitigate credit risk, a significant portion of our transactions with counterparties are settled on a net-cash basis. For a majority of these net-cash arrangements, we also enter into netting agreements (contractual agreements that allow us to offset receivables and payables with those counterparties against each other on our balance sheet).

Accounts receivable from the sale of crude oil are generally settled with counterparties on the industry settlement date, which is typically in the month following the month in which the title transfers. Otherwise, we generally invoice customers within 30 days of when the products or services were provided and generally require payment within 30 days of the invoice date. We review all outstanding accounts receivable balances on a monthly basis and record a reserve for amounts that we expect will not be fully recovered. We do not apply actual balances against the reserve until we have exhausted substantially all collection efforts. At March 31, 2019 and December 31, 2018, substantially all of our trade accounts receivable (net of allowance for doubtful accounts) were less than 30 days past their scheduled invoice date. Our allowance for doubtful accounts receivable totaled $3 million at both March 31, 2019 and December 31, 2018. Although we consider our allowance for doubtful accounts receivable to be adequate, actual amounts could vary significantly from estimated amounts.

The following is a reconciliation of trade accounts receivable from revenues from contracts with customers to total Trade accounts receivable and other receivables, net as presented on our Condensed Consolidated Balance Sheets (in millions):

	March 31, 2019	December 31, 2018
Trade accounts receivable arising from revenues from contracts with customers	$2,693	$2,277
Other trade accounts receivables and other receivables (1)	3,838	2,732
Impact due to contractual rights of offset with counterparties	(3,530)	(2,555)
Trade accounts receivable and other receivables, net	$3,001	$2,454

(1)	The balance is comprised primarily of accounts receivable associated with buy/sell arrangements that are not within the scope of Topic 606.

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

All AAP Management Units that have satisfied the applicable performance conditions are considered potentially dilutive. Exchanges of potentially dilutive AAP units and AAP Management Units are assumed to have occurred at the beginning of the period and the incremental income attributable to PAGP resulting from the assumed exchanges is representative of the incremental income that would have been attributable to PAGP if the assumed exchanges occurred on that date. See Note 12 to our Consolidated Financial Statements included in Part IV of our 2018 Annual Report on Form 10-K for information regarding exchanges of AAP units and AAP Management Units. PAGP LTIP awards that are deemed to be dilutive are reduced by a hypothetical share repurchase based on the remaining unamortized fair value, as prescribed by the treasury stock method in guidance issued by the FASB. See Note 17 to our Consolidated Financial Statements included in Part IV of our 2018 Annual Report on Form 10-K for information regarding PAGP LTIP awards.

For the three months ended March 31, 2019 and 2018, the possible exchange of any AAP units and certain AAP Management Units would not have had a dilutive effect on basic net income per Class A share. For the three months ended March 31, 2019 and 2018, our PAGP LTIP awards were dilutive; however, there were less than 0.1 million dilutive LTIP awards for each period, which did not change the presentation of weighted average Class A shares outstanding or net income per Class A share.

The following table sets forth the computation of basic and diluted net income per Class A share (in millions, except per share data):

	Three Months Ended March 31,
	2019	2018
Basic and Diluted Net Income per Class A Share
Net income attributable to PAGP	$147	$37
Basic and diluted weighted average Class A shares outstanding	159	157

Basic and diluted net income per Class A share	$0.92	$0.23

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5—Inventory, Linefill and Base Gas and Long-term Inventory

Inventory, linefill and base gas and long-term inventory consisted of the following (barrels and natural gas volumes in thousands and carrying value in millions):

	March 31, 2019				December 31, 2018
	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)
Inventory
Crude oil	8,949	barrels	$439	$49.06	9,657	barrels	$367	$38.00
NGL	2,366	barrels	45	$19.02	10,384	barrels	262	$25.23
Other	N/A		14	N/A	N/A		11	N/A
Inventory subtotal			498				640

Linefill and base gas
Crude oil	13,169	barrels	751	$57.03	13,312	barrels	761	$57.17
NGL	1,720	barrels	48	$27.91	1,730	barrels	47	$27.17
Natural gas	24,976	Mcf	108	$4.32	24,976	Mcf	108	$4.32
Linefill and base gas subtotal			907				916

Long-term inventory
Crude oil	2,315	barrels	129	$55.72	1,890	barrels	79	$41.80
NGL	2,363	barrels	52	$22.01	2,368	barrels	57	$24.07
Long-term inventory subtotal			181				136

Total			$1,586				$1,692

(1)
Price per unit of measure is comprised of a weighted average associated with various grades, qualities and locations. Accordingly, these prices may not coincide with any published benchmarks for such products.

Note 6—Goodwill

Goodwill by segment and changes in goodwill are reflected in the following table (in millions):

	Transportation	Facilities	Supply and Logistics	Total
Balance at December 31, 2018	$1,040	$978	$503	$2,521
Foreign currency translation adjustments	5	2	1	8
Balance at March 31, 2019	$1,045	$980	$504	$2,529

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7—Investments in Unconsolidated Entities

Our investments in unconsolidated entities consisted of the following (in millions, except percentage data):

Entity (1)	Type of Operation	Ownership Interest at March 31, 2019	March 31, 2019	December 31, 2018
Advantage Pipeline Holdings LLC	Crude Oil Pipeline	50%	$72	$72
BridgeTex Pipeline Company, LLC	Crude Oil Pipeline	20%	434	435
Cactus II Pipeline LLC	Crude Oil Pipeline (2)	65%	531	455
Caddo Pipeline LLC	Crude Oil Pipeline	50%	65	65
Capline Pipeline Company LLC	Crude Oil Pipeline (3)	54%	455	—
Cheyenne Pipeline LLC	Crude Oil Pipeline	50%	44	44
Diamond Pipeline LLC	Crude Oil Pipeline	50%	484	479
Eagle Ford Pipeline LLC	Crude Oil Pipeline	50%	396	383
Eagle Ford Terminals Corpus Christi LLC	Crude Oil Terminal and Dock (2)	50%	117	108
Midway Pipeline LLC	Crude Oil Pipeline	50%	77	78
Saddlehorn Pipeline Company, LLC	Crude Oil Pipeline	40%	215	215
Settoon Towing, LLC	Barge Transportation Services	50%	58	58
STACK Pipeline LLC	Crude Oil Pipeline	50%	117	120
White Cliffs Pipeline, LLC	Crude Oil Pipeline	36%	191	190
Wink to Webster Pipeline LLC (“W2W Pipeline”)	Crude Oil Pipeline (2)	20%	7	—
Total Investments in Unconsolidated Entities			$3,263	$2,702

(1)	Except for Eagle Ford Terminals, which is reported in our Facilities segment, the financial results from the entities are reported in our Transportation segment.

(2)	Asset is currently under construction by the entity and has not yet been placed in service.

(3)
The Capline pipeline was taken out of service in the fourth quarter of 2018. The members of Capline Pipeline Company LLC launched a binding open season to solicit shipper interest for a reversal of the Capline pipeline and the initiation of southbound service.

Formations

Capline. During the first quarter of 2019, the owners of the Capline pipeline system, which originates in St. James, Louisiana and terminates in Patoka, Illinois, contributed their undivided joint interests in the system for equity interests in a legal entity, Capline Pipeline Company LLC (“Capline LLC”). After the contribution, Capline LLC owns 100% of the pipeline system. Each owner’s undivided joint interest in the Capline pipeline system prior to the transaction is equal to each owner’s equity interest in Capline LLC. Although we own a majority of Capline LLC’s equity, we do not have a controlling financial interest in Capline LLC because the other members have substantive participating rights. Therefore, we account for our ownership interest in Capline LLC as an equity method investment.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The transaction resulted in a loss of control of our undivided joint interest, which was derecognized and contributed to Capline LLC. The loss of control required us to measure our equity interest in Capline LLC at fair value. At the time of the transaction, our 54% undivided joint interest in the Capline pipeline system had a carrying value of $177 million, which primarily related to property and equipment included in our Transportation segment. We determined the fair value of our investment in Capline LLC to be approximately $444 million, resulting in a gain of $267 million during the three months ended March 31, 2019. Such gain is included in “Gain on investment in unconsolidated entities” on our Condensed Consolidated Statement of Operations. Our share of the underlying equity in the net assets of Capline LLC exceeds our investment in Capline LLC. The portion of this basis difference attributable to depreciable or amortizable assets will be accreted on a straight-line basis over the estimated useful life of the related assets.

The fair value of our investment in Capline LLC was based on an income approach utilizing a discounted cash flow analysis. This approach requires us to make long-term forecasts of future revenues and expenditures. Those forecasts require the use of various assumptions and estimates which include those related to the timing and amount of capital expenditures, and the expected tariff rates and volumes of crude oil. These assumptions are based on a potential reversal of the Capline pipeline and the initiation of southbound service on the Capline pipeline from Patoka to St. James, and potential service on our Diamond joint venture pipeline and the Capline pipeline from Cushing, Oklahoma to St. James. We probability weighted various forecasted cash flow scenarios utilized in the analysis when we considered the possible outcomes. We use a discount rate representing our estimate of the risk adjusted discount rate that would be used by market participants. These projects are dependent upon shipper interest. If shipper interest varies from the levels assumed in our model, the related cash flows, and thus the fair value of our investment, could be materially impacted. The fair value of our investment was determined using significant unobservable inputs, or Level 3 inputs in the fair value hierarchy.

W2W Pipeline. In the first quarter of 2019, we announced the formation of W2W Pipeline, a joint venture with subsidiaries of ExxonMobil and Lotus Midstream, LLC. We own a 20% interest in W2W Pipeline, which is currently developing a new pipeline system that will originate in the Permian Basin in West Texas and transport crude oil to the Texas Gulf Coast. The pipeline system will provide more than 1 million barrels per day of crude oil and condensate capacity, and the project is targeted to commence operations in the first half of 2021. We account for our interest in W2W Pipeline under the equity method of accounting.

Note 8—Debt

Debt consisted of the following (in millions):

	March 31, 2019	December 31, 2018
SHORT-TERM DEBT
Other	$149	$66
Total short-term debt	149	66

LONG-TERM DEBT
PAA senior notes, net of unamortized discounts and debt issuance costs of $57 and $59, respectively (1) (2)	8,943	8,941
PAA GO Zone term loans, net of debt issuance costs of $2 and $2, respectively, bearing a weighted-average interest rate of 3.2% and 3.1%, respectively (2)	198	198
Other	36	4
Total long-term debt	9,177	9,143
Total debt	$9,326	$9,209

(1)
As of March 31, 2019, we classified PAA’s $500 million, 5.75% senior notes due January 2020 and PAA’s $500 million, 2.60% senior notes due December 2019 as long-term, and as of December 31, 2018, we classified PAA’s $500 million, 2.60% senior notes due December 2019 as long-term based on PAA’s ability and intent to refinance such amounts on a long-term basis.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2)
PAA’s fixed-rate senior notes had a face value of approximately $9.0 billion at both March 31, 2019 and December 31, 2018. We estimated the aggregate fair value of these notes as of March 31, 2019 and December 31, 2018 to be approximately $9.1 billion and $8.6 billion, respectively. PAA’s fixed-rate senior notes are traded among institutions, and these trades are routinely published by a reporting service. Our determination of fair value is based on reported trading activity near the end of the reporting period. We estimate that the carrying value of outstanding borrowings under PAA’s GO Zone term loans approximates fair value as interest rates reflect current market rates. The fair value estimates for PAA’s senior notes and GO Zone term loans are based upon observable market data and are classified in Level 2 of the fair value hierarchy.

Borrowings and Repayments

Total borrowings under the PAA credit facilities and commercial paper program for the three months ended March 31, 2019 and 2018 were approximately $0.5 billion and $10.5 billion, respectively. Total repayments under the PAA credit facilities and commercial paper program were approximately $0.5 billion and $10.7 billion for the three months ended March 31, 2019 and 2018, respectively. The variance in total gross borrowings and repayments is impacted by various business and financial factors including, but not limited to, the timing, average term and method of general partnership borrowing activities.

Letters of Credit

In connection with our supply and logistics activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil, NGL and natural gas. Additionally, we issue letters of credit to support insurance programs, derivative transactions, including hedging-related margin obligations, and construction activities. At March 31, 2019 and December 31, 2018, we had outstanding letters of credit of $155 million and $184 million, respectively.

Note 9—Partners’ Capital and Distributions

Shares Outstanding

The following tables present the activity for our Class A shares, Class B shares and Class C shares:

	Class A Shares	Class B Shares	Class C Shares
Outstanding at December 31, 2018	159,485,588	119,604,338	516,938,280
Redemption Right exercises (1)	—	(91,672)	91,672
Other	—	—	226,814
Outstanding at March 31, 2019	159,485,588	119,512,666	517,256,766

	Class A Shares	Class B Shares	Class C Shares
Outstanding at December 31, 2017	156,111,139	126,984,572	510,925,432
Exchange Right exercises (1)	907,899	(907,899)	—
Redemption Right exercises (1)	—	(39,224)	39,224
Issuance of Series A preferred units by a subsidiary	—	—	1,393,926
Other	—	—	17,766
Outstanding at March 31, 2018	157,019,038	126,037,449	512,376,348
 ___________________________________________

(1)	See Note 12 to our Consolidated Financial Statements included in Part IV of our 2018 Annual Report on Form 10-K for information regarding Exchange Rights and Redemption Rights.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Distributions

The following table details distributions to our Class A shareholders paid during or pertaining to the first three months of 2019 (in millions, except per share data):

Distribution Payment Date	Distributions to Class A Shareholders	Distributions per Class A Share
May 15, 2019 (1)	$57	$0.36
February 14, 2019	$48	$0.30
___________________________________________

(1)	Payable to shareholders of record at the close of business on May 1, 2019 for the period from January 1, 2019 through March 31, 2019.

Consolidated Subsidiaries

Noncontrolling Interests in Subsidiaries

As of March 31, 2019, noncontrolling interests in our subsidiaries consisted of (i) limited partner interests in PAA including a 65% interest in PAA’s common units and PAA’s Series A preferred units combined and 100% of PAA’s Series B preferred units and (ii) an approximate 43% limited partner interest in AAP.

Subsidiary Distributions

PAA Series A Preferred Unit Distributions. The following table details distributions to PAA’s Series A preferred unitholders paid during or pertaining to the first three months of 2019 (in millions, except per unit data):

	Series A Preferred Unitholders
Distribution Payment Date	Cash Distribution	Distribution per Unit
May 15, 2019 (1)	$37	$0.525
February 14, 2019	$37	$0.525

(1)
Payable to unitholders of record at the close of business on May 1, 2019 for the period from January 1, 2019 through March 31, 2019. At March 31, 2019, such amount was accrued to distributions payable in “Other current liabilities” on our Condensed Consolidated Balance Sheet.

PAA Series B Preferred Unit Distributions. Distributions on PAA’s Series B preferred units are payable semi-annually in arrears on the 15th day of May and November. The following table details distributions to be paid to PAA’s Series B preferred unitholders (in millions, except per unit data):

	Series B Preferred Unitholders
Distribution Payment Date	Cash Distribution	Distribution per Unit
May 15, 2019 (1)	$24.5	$30.625

(1)	Payable to unitholders of record at the close of business on May 1, 2019 for the period from November 15, 2018 through May 14, 2019.

As of March 31, 2019, we had accrued approximately $18 million of distributions payable to PAA’s Series B preferred unitholders in “Other current liabilities” on our Condensed Consolidated Balance Sheet.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PAA Common Unit Distributions. The following table details distributions to PAA’s common unitholders paid during or pertaining to the first three months of 2019 (in millions, except per unit data):

	Distributions			Cash Distribution per Common Unit
	Common Unitholders		Total Cash Distribution
Distribution Payment Date	Public	AAP
May 15, 2019 (1)	$161	$101	$262	$0.36
February 14, 2019	$134	$84	$218	$0.30

(1)	Payable to unitholders of record at the close of business on May 1, 2019 for the period from January 1, 2019 through March 31, 2019.

AAP Distributions. The following table details the distributions to AAP’s partners paid during or pertaining to the first three months of 2019 from distributions received from PAA (in millions):

	Distribution to AAP’s Partners
Distribution Payment Date	Noncontrolling Interests	PAGP	Total Cash Distributions
May 15, 2019 (1)	$44	$57	$101
February 14, 2019	$36	$48	$84
___________________________________________

(1)	Payable to unitholders of record at the close of business on May 1, 2019 for the period from January 1, 2019 through March 31, 2019.

Note 10—Derivatives and Risk Management Activities

We identify the risks that underlie our core business activities and use risk management strategies to mitigate those risks when we determine that there is value in doing so. Our policy is to use derivative instruments for risk management purposes and not for the purpose of speculating on hydrocarbon commodity (referred to herein as “commodity”) price changes. We use various derivative instruments to manage our exposure to (i) commodity price risk, as well as to optimize our profits, (ii) interest rate risk and (iii) currency exchange rate risk. Our commodity price risk management policies and procedures are designed to help ensure that our hedging activities address our risks by monitoring our derivative positions, as well as physical volumes, grades, locations, delivery schedules and storage capacity. Our interest rate and currency exchange rate risk management policies and procedures are designed to monitor our derivative positions and ensure that those positions are consistent with our objectives and approved strategies. When we apply hedge accounting, our policy is to formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives for undertaking the hedge. This process includes specific identification of the hedging instrument and the hedged transaction, the nature of the risk being hedged and how the hedging instrument’s effectiveness will be assessed. At the inception of the hedging relationship, we assess whether the derivatives employed are highly effective in offsetting changes in cash flows of anticipated hedged transactions. Throughout the hedging relationship, retrospective and prospective hedge effectiveness is assessed on a qualitative basis.

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

Commodity Purchases and Sales — In the normal course of our operations, we purchase and sell commodities. We use derivatives to manage the associated risks and to optimize profits. As of March 31, 2019, net derivative positions related to these activities included:

•	A net long position of 3.8 million barrels associated with our crude oil purchases, which was unwound ratably during April 2019 to match monthly average pricing.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•	A net short time spread position of 2.8 million barrels, which hedges a portion of our anticipated crude oil lease gathering purchases through June 2020.

•	A crude oil basis spread position of 42.8 million barrels through December 2020. These derivatives allow us to lock in grade basis differentials.

•	A net short position of 5.2 million barrels through March 2021 related to anticipated net sales of crude oil and NGL inventory.

Storage Capacity Utilization — For capacity allocated to our supply and logistics operations, we have utilization risk in a backwardated market structure. As of March 31, 2019, we used derivatives to manage the risk of not utilizing an average of approximately 0.8 million barrels per month of storage capacity through January 2021. These positions involve no outright price exposure, but instead enable us to profitably use the capacity to store hedged crude oil.

Pipeline Loss Allowance Oil — As is common in the pipeline transportation industry, our tariffs incorporate a loss allowance factor. We utilize derivative instruments to hedge a portion of the anticipated sales of the loss allowance oil that is to be collected under our tariffs. As of March 31, 2019, our PLA hedges included a short position consisting of crude oil futures of 1.7 million barrels through December 2020 and a long call option position of 2.1 million barrels through December 2020.

Natural Gas Processing/NGL Fractionation — We purchase natural gas for processing and operational needs. Additionally, we purchase NGL mix for fractionation and sell the resulting individual specification products (including ethane, propane, butane and condensate). In conjunction with these activities, we hedge the price risk associated with the purchase of the natural gas and the subsequent sale of the individual specification products. The following table summarizes our open derivative positions utilized to hedge the price risk associated with anticipated purchases and sales related to our natural gas processing and NGL fractionation activities as of March 31, 2019:

Notional Volume
	(Short)/Long	Remaining Tenor
Natural gas purchases	54.8 Bcf	December 2022
Propane sales	(6.2) MMbls	December 2020
Butane sales	(2.3) MMbls	December 2020
Condensate sales (WTI position)	(0.6) MMbls	December 2020
Specification products sales (put options)	0.7 MMbls	September 2019
Power supply requirements (1)	1.2 TWh	December 2022

(1)	Power position to hedge a portion of our power supply requirements at our Canadian natural gas processing and fractionation plants.

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the terms of our outstanding interest rate derivatives as of March 31, 2019 (notional amounts in millions):

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

The following table summarizes our open forward exchange contracts as of March 31, 2019 (in millions):

		USD	CAD	Average Exchange Rate USD to CAD
Forward exchange contracts that exchange CAD for USD:
	2019	$4	$5	$1.00 - $1.34

Forward exchange contracts that exchange USD for CAD:
	2019	$144	$191	$1.00 - $1.33

Preferred Distribution Rate Reset Option

A derivative feature embedded in a contract that does not meet the definition of a derivative in its entirety must be bifurcated and accounted for separately if the economic characteristics and risks of the embedded derivative are not clearly and closely related to those of the host contract. The Preferred Distribution Rate Reset Option of the PAA Series A preferred units is an embedded derivative that must be bifurcated from the related host contract, the PAA partnership agreement, and recorded at fair value on our Condensed Consolidated Balance Sheets. Corresponding changes in fair value are recognized in “Other income/(expense), net” in our Condensed Consolidated Statement of Operations. See Note 12 to our Consolidated Financial Statements included in Part IV of our 2018 Annual Report on Form 10-K for additional information regarding the Series A preferred units and Preferred Distribution Rate Reset Option.

Summary of Financial Impact

We record all open derivatives on the balance sheet as either assets or liabilities measured at fair value. Changes in the fair value of derivatives are recognized currently in earnings unless specific hedge accounting criteria are met. For derivatives designated as cash flow hedges, changes in fair value are deferred in AOCI and recognized in earnings in the periods during which the underlying physical transactions are recognized in earnings. Derivatives that are not designated as a hedging instrument, and derivatives that do not qualify for hedge accounting are recognized in earnings each period. Cash settlements associated with our derivative activities are classified within the same category as the related hedged item in our Condensed Consolidated Statements of Cash Flows.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the impact of our derivatives recognized in earnings is as follows (in millions):

	Three Months Ended March 31, 2019
Location of Gain/(Loss)	Commodity Derivatives	Foreign Currency Derivatives	Preferred Distribution Rate Reset Option	Interest Rate Derivatives	Total
Supply and Logistics segment revenues (1)	$213	$5	$—	$—	$218
Field operating costs (1)	7	—	—	—	7
Interest expense, net (2)	—	—	—	(2)	(2)
Other income/(expense), net (1)	—	—	23	—	23
Total Gain/(Loss) on Derivatives Recognized in Net Income	$220	$5	$23	$(2)	$246

	Three Months Ended March 31, 2018
Location of Gain/(Loss)	Commodity Derivatives	Foreign Currency Derivatives	Preferred Distribution Rate Reset Option	Interest Rate Derivatives	Total
Supply and Logistics segment revenues (1)	$(45)	$(6)	$—	$—	$(51)
Field operating costs (1)	1	—	—	—	1
Interest expense, net (2)	—	—	—	1	1
Other income/(expense), net (1)	—	—	(4)	—	(4)
Total Gain/(Loss) on Derivatives Recognized in Net Income	$(44)	$(6)	$(4)	$1	$(53)

(1)	Derivatives not designated as a hedge.

(2)	Derivatives in hedging relationships.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the derivative assets and liabilities on our Condensed Consolidated Balance Sheet on a gross basis as of March 31, 2019 (in millions):

	Derivatives Not Designated As Hedging Instruments
Balance Sheet Location	Commodity Derivatives	Foreign Currency Derivatives	Preferred Distribution Rate Reset Option	Total	Interest Rate Derivatives (1)	Total Derivatives
Derivative Assets
Other current assets	$450	$—	$—	$450	$—	$450
Other long-term assets, net	31	—	—	31	—	31
Other current liabilities	1	—	—	1	—	1
Other long-term liabilities and deferred credits	3	—	—	3	—	3
Total Derivative Assets	$485	$—	$—	$485	$—	$485

Derivative Liabilities
Other current assets	$(121)	$—	$—	$(121)	$—	$(121)
Other long-term assets, net	(3)	—	—	(3)	—	(3)
Other current liabilities	(3)	(1)	—	(4)	(11)	(15)
Other long-term liabilities and deferred credits	(5)	—	(13)	(18)	(19)	(37)
Total Derivative Liabilities	$(132)	$(1)	$(13)	$(146)	$(30)	$(176)

(1)	Derivatives in hedging relationships.

The following table summarizes the derivative assets and liabilities on our Condensed Consolidated Balance Sheet on a gross basis as of December 31, 2018 (in millions):

	Derivatives Not Designated As Hedging Instruments
Balance Sheet Location	Commodity Derivatives	Foreign Currency Derivatives	Preferred Distribution Rate Reset Option	Total	Interest Rate Derivatives (1)	Total Derivatives
Derivative Assets
Other current assets	$441	$—	$—	$441	$2	$443
Other long-term assets, net	34	—	—	34	—	34
Other long-term liabilities and deferred credits	3	—	—	3	—	3
Total Derivative Assets	$478	$—	$—	$478	$2	$480

Derivative Liabilities
Other current assets	$(182)	$—	$—	$(182)	$—	$(182)
Other long-term assets, net	(7)	—	—	(7)	—	(7)
Other current liabilities	(10)	(9)	—	(19)	(1)	(20)
Other long-term liabilities and deferred credits	(9)	—	(36)	(45)	(8)	(53)
Total Derivative Liabilities	$(208)	$(9)	$(36)	$(253)	$(9)	$(262)

(1)	Derivatives in hedging relationships.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	March 31, 2019	December 31, 2018
Initial margin	$76	$95
Variation margin returned	(137)	(91)
Letters of credit	(69)	(84)
Net broker payable	$(130)	$(80)

The following table presents information about derivative financial assets and liabilities that are subject to offsetting, including enforceable master netting arrangements (in millions):

	March 31, 2019		December 31, 2018
	Derivative Asset Positions	Derivative Liability Positions	Derivative Asset Positions	Derivative Liability Positions
Netting Adjustments:
Gross position - asset/(liability)	$485	$(176)	$480	$(262)
Netting adjustment	(128)	128	(192)	192
Cash collateral received	(130)	—	(80)	—
Net position - asset/(liability)	$227	$(48)	$208	$(70)

Balance Sheet Location After Netting Adjustments:
Other current assets	$199	$—	$181	$—
Other long-term assets, net	28	—	27	—
Other current liabilities	—	(14)	—	(20)
Other long-term liabilities and deferred credits	—	(34)	—	(50)
	$227	$(48)	$208	$(70)

As of March 31, 2019, there was a net loss of $198 million deferred in AOCI. The deferred net loss recorded in AOCI is expected to be reclassified to future earnings contemporaneously with (i) the earnings recognition of the underlying hedged commodity transactions or (ii) interest expense accruals associated with underlying debt instruments. Of the total net loss deferred in AOCI at March 31, 2019, we expect to reclassify a net loss of $8 million to earnings in the next twelve months. We estimate that substantially all of the remaining deferred loss will be reclassified to earnings through 2050 as the underlying hedged transactions impact earnings. A portion of these amounts is based on market prices as of March 31, 2019; thus, actual amounts to be reclassified will differ and could vary materially as a result of changes in market conditions.

The following table summarizes the net unrealized gain/(loss) recognized in AOCI for derivatives (in millions):

	Three Months Ended March 31,
	2019	2018
Interest rate derivatives, net	$(23)	$31

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2019 and December 31, 2018, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in PAA’s credit ratings. Although we may be required to post margin on our cleared derivatives as described above, we do not require our non-cleared derivative counterparties to post collateral with us.

Recurring Fair Value Measurements

Derivative Financial Assets and Liabilities

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis (in millions):

	Fair Value as of March 31, 2019				Fair Value as of December 31, 2018
Recurring Fair Value Measures (1)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity derivatives	$306	$44	$3	$353	$171	$87	$12	$270
Interest rate derivatives	—	(30)	—	(30)	—	(7)	—	(7)
Foreign currency derivatives	—	(1)	—	(1)	—	(9)	—	(9)
Preferred Distribution Rate Reset Option	—	—	(13)	(13)	—	—	(36)	(36)
Total net derivative asset/(liability)	$306	$13	$(10)	$309	$171	$71	$(24)	$218

(1)	Derivative assets and liabilities are presented above on a net basis but do not include related cash margin deposits.

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

The fair values of our Level 3 physical commodity contracts are based on valuation models utilizing significant timing estimates, which involve management judgment, and pricing inputs from observable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. We report unrealized gains and losses associated with these physical commodity contracts in our Condensed Consolidated Statements of Operations as Supply and Logistics segment revenues.

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Rollforward of Level 3 Net Asset/(Liability)

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our derivatives classified as Level 3 (in millions):

	Three Months Ended March 31,
	2019	2018
Beginning Balance	$(24)	$(30)
Net gains/(losses) for the period included in earnings	23	(1)
Settlements	(10)	5
Derivatives entered into during the period	1	—
Ending Balance	$(10)	$(26)

Change in unrealized gains/(losses) included in earnings relating to Level 3 derivatives still held at the end of the period	$24	$(1)

Note 11—Leases

Lessee

We evaluate all agreements entered into or modified after the date of adoption of Topic 842 that convey to us the use of property or equipment to determine whether the agreement is or contains a lease. We lease certain property and equipment under noncancelable and cancelable operating and finance leases. Our operating leases primarily relate to railcars, office space, land, vehicles, and storage tanks, and our finance leases primarily relate to tractor trailers, vehicles and land. For leases with an initial term of greater than 12 months, we recognize a right-of-use asset and lease liability on the balance sheet. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Our lease agreements have remaining lease terms ranging from one year to 62 years. When applicable, this range includes additional terms associated with leases for which we are reasonably certain to exercise the option to renew and such renewal options are recognized as part of our right-of-use assets and lease liabilities. We have renewal options for leases with terms ranging from one year to 40 years that are not recognized as part of our right-of-use assets or lease liabilities as we have determined we are not reasonably certain to exercise the option to renew.

Certain of our leases have variable lease payments, many of which are based on changes in market indices such as the Consumer Price Index. Our lease agreements for our tractor trailers contain residual value guarantees equal to the fair market value of the tractor trailers at the end of the lease term in the event that we elect not to purchase the asset for an amount equal to the fair value. Our lease agreements do not contain any material restrictive covenants.

For determining the present value of lease payments, we use the discount rate implicit in the lease when readily determinable; however, such rate is not readily determinable for most of our leases. For those leases for which the discount rate is not readily determinable, we utilize incremental borrowing rates that reflect collateralized borrowing with payments and terms that mirror our lease portfolio to discount the lease payments based on information available at the lease commencement date.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The following table presents components of lease cost, including both amounts recognized in income and amounts capitalized (in millions):

Lease Cost	Three Months Ended March 31, 2019
Operating lease cost	$32
Short-term lease cost	8
Other (1)	1
Total lease cost	$41

(1)	Includes immaterial finance lease costs, variable lease costs and sublease income.

The following table presents information related to cash flows arising from lease transactions (in millions):

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$33
Financing cash flows for finance leases	$4

Information related to the weighted-average remaining lease term and discount rate is presented in the table below:

March 31, 2019
Weighted-average remaining lease term (in years):
Operating leases	9.8
Finance leases	3.0

Weighted-average discount rate:
Operating leases	4.5%
Finance leases	2.2%

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amount and location of our operating and finance lease right-of-use assets and liabilities on our Condensed Consolidated Balance Sheet (in millions):

Leases	Balance Sheet Location	March 31, 2019
Assets
Operating lease right-of-use assets	Long-term operating lease right-of-use assets, net	$477

Finance lease right-of-use assets	Property and equipment	$109
	Accumulated depreciation	(17)
	Property and equipment, net	$92

Total lease right-of-use assets		$569

Liabilities
Operating lease liabilities
Current	Other current liabilities	$104
Noncurrent	Long-term operating lease liability	383
Total operating lease liabilities		$487

Finance lease liabilities
Current	Short-term debt	$19
Noncurrent	Other long-term debt, net	36
Total finance lease liabilities		$55

Total lease liabilities		$542

The following table presents the maturity of undiscounted cash flows for future minimum lease payments under noncancelable leases as of March 31, 2019 reconciled to our lease liabilities on our Condensed Consolidated Balance Sheet (amounts in millions):

	Operating	Finance
Future minimum lease payments (1):
Remainder of 2019	$92	$15
2020	108	16
2021	89	7
2022	75	7
2023	52	5
Thereafter	244	7
Total	660	57
Less: Present value discount	(173)	(2)
Lease liabilities	$487	$55

(1)	Excludes future minimum payments for short-term and other immaterial leases not included on our Condensed Consolidated Balance Sheet.

We have entered into leases that had not yet commenced as of March 31, 2019 with future minimum lease payments totaling $42 million. These leases are primarily for office space, have lease terms of five years and will commence in May 2019.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Lessor and Subleases

We evaluate all agreements entered into or modified after the date of adoption of Topic 842 that convey to others the use of property or equipment to determine whether the agreement is or contains a lease. Significant judgment is required when determining whether a customer obtains the right to direct the use of identified property or equipment. The underlying assets associated with these agreements are evaluated for future use beyond the lease term. As of March 31, 2019, we did not have any material subleases.

Our Facilities segment enters into agreements to conduct fee-based activities associated with providing storage services primarily for crude oil, NGL and natural gas. Certain of these agreements convey counterparties the right to direct the operation of physically distinct assets. Such agreements include fixed consideration, which is measured based on an available capacity during the period multiplied by the rate in the agreement. These agreements often include options to extend or terminate the term, with advance notice. These agreements are operating leases under Topic 842. For the three months ended March 31, 2019, our lease revenue was not material.

The table below presents the maturity of lease payments for operating lease agreements in effect as of March 31, 2019. This presentation includes minimum fixed lease payments and does not include an estimate of variable lease consideration. These agreements have remaining lease terms ranging from two years to 23 years. The following table presents the undiscounted cash flows expected to be received related to these agreements (in millions):

	Remainder of 2019	2020	2021	2022	2023	Thereafter
Facilities segment lease revenue	$11	$15	$16	$17	$13	$159

Note 12—Related Party Transactions

See Note 16 to our Consolidated Financial Statements included in Part IV of our 2018 Annual Report on Form 10-K for a complete discussion of our related party transactions.

PAA's Ownership of our Class C Shares

As of March 31, 2019 and December 31, 2018, PAA owned 517,256,766 and 516,938,280, respectively, Class C shares. The Class C shares represent a non-economic limited partner interest in us that provides PAA, as the sole holder, a “pass-through” voting right through which PAA’s common unitholders and Series A preferred unitholders have the effective right to vote, pro rata with the holders of our Class A and Class B shares, for the election of eligible directors.

Transactions with Other Related Parties

Our other related parties include (i) principal owners and their affiliated entities and (ii) entities in which we hold investments and account for under the equity method of accounting (see Note 7 for additional information regarding such entities). We recognize as our principal owners entities that have a designated representative on the board of directors of our general partner and/or own greater than 10% of the limited partner interests in AAP. Such limited partner interests in AAP translates into a significantly smaller indirect ownership interest in PAA. Principal owners include Oxy, The Energy & Minerals Group and Kayne Anderson Capital Advisors, L.P. We also consider subsidiaries or funds identified as affiliated with such entities to be related parties.

During the three months ended March 31, 2019 and 2018, we recognized sales and transportation revenues, purchased petroleum products and utilized transportation services from our principal owners and our equity method investees. These transactions were conducted at posted tariff rates or prices that we believe approximate market. Included in these transactions was a crude oil buy/sell agreement that includes a multi-year minimum volume commitment. The impact to our Condensed Consolidated Statements of Operations from these transactions is included below (in millions):

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2019	2018
Revenues from related parties (1) (2)	$225	$281

Purchases and related costs from related parties (2)	$114	$92

(1)	A majority of these revenues are included in “Supply and Logistics segment revenues” on our Condensed Consolidated Statements of Operations.

(2)
Crude oil purchases that are part of inventory exchanges under buy/sell transactions are netted with the related sales, with any margin presented in “Purchases and related costs” in our Condensed Consolidated Statements of Operations.

Our receivable and payable amounts with these related parties as reflected on our Condensed Consolidated Balance Sheets were as follows (in millions):

	March 31, 2019	December 31, 2018
Trade accounts receivable and other receivables, net from related parties (1) (2)	$233	$144

Trade accounts payable to related parties (1) (2) (3)	$120	$121

(1)	We have a netting arrangement with certain related parties. Receivables and payables are presented net of such amounts.

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

At March 31, 2019, our estimated undiscounted reserve for environmental liabilities (including liabilities related to the Line 901 incident, as discussed further below) totaled $134 million, of which $41 million was classified as short-term and $93 million was classified as long-term. At December 31, 2018, our estimated undiscounted reserve for environmental liabilities (including liabilities related to the Line 901 incident) totaled $135 million, of which $43 million was classified as short-term and $92 million was classified as long-term. Such short- and long-term environmental liabilities are reflected in “Other current liabilities” and “Other long-term liabilities and deferred credits,” respectively, on our Condensed Consolidated Balance Sheets. At March 31, 2019, we had recorded receivables totaling $62 million for amounts probable of recovery under insurance and from third parties under indemnification agreements, of which $29 million was classified as short-term and $33 million was classified as long-term. At December 31, 2018, we had recorded $61 million of such receivables, of which $28 million was classified as short-term and $33 million was classified as long-term. Such short- and long-term receivables are reflected in “Trade accounts receivable and other receivables, net” and “Other long-term assets, net,” respectively, on our Condensed Consolidated Balance Sheets.

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In late May of 2015, the California Attorney General’s Office and the District Attorney’s office for the County of Santa Barbara began investigating the Line 901 incident to determine whether any applicable state or local laws had been violated. On May 16, 2016, PAA and one of its employees were charged by a California state grand jury, pursuant to an indictment filed in California Superior Court, Santa Barbara County (the “May 2016 Indictment”), with alleged violations of California law in connection with the Line 901 incident. The May 2016 Indictment included a total of 46 counts against PAA. On July 28, 2016, at an arraignment hearing held in California Superior Court in Santa Barbara County, PAA pled not guilty to all counts. Between May of 2016 and May of 2018, 31 of the criminal charges against PAA (including one felony charge) and all of the criminal charges against our employee, were dismissed. The remaining 15 charges were the subject of a jury trial in California Superior Court in Santa Barbara County that began in May of 2018. The jury returned a verdict on September 7, 2018, pursuant to which we were (i) found guilty on one felony discharge count and eight misdemeanor counts (which included one reporting count, one strict liability discharge count and six strict liability animal takings counts) and (ii) found not guilty on one strict liability animal takings count. The jury deadlocked on three counts (including two felony discharge counts and one strict liability animal takings count), and two misdemeanor discharge counts were dropped. On April 25, 2019, PAA was sentenced to pay fines and penalties in the aggregate amount of just under $3.35 million for the convictions covered by the September 2018 jury verdict (the “2019 Sentence”). The Superior Court also indicated that it would conduct further hearings on the issue of whether there were any “direct victims” of the spill that are entitled to restitution under applicable law. We do not anticipate that the victim restitution, if any, imposed as a result of these proceedings will have a material adverse impact on the financial position or operations of the Partnership.

Also in late May of 2015, the United States Attorney for the Department of Justice, Central District of California, Environmental Crimes Section (“DOJ”) began an investigation into whether there were any violations of federal criminal statutes in connection with the Line 901 incident, including potential violations of the federal Clean Water Act. We have cooperated with the DOJ’s investigation by responding to their requests for documents and access to our employees. Consistent with the terms of our governing organizational documents, we are funding our employees’ defense costs, including the costs of separate counsel engaged to represent such individuals. On August 26, 2015, we received a Request for Information from the EPA relating to Line 901. We have provided various responsive materials to date and we will continue to do so in the future in cooperation with the EPA. Except in connection with the May 2016 Indictment and the 2019 Sentence, to date no civil enforcement actions or criminal charges with respect to the Line 901 release have been brought against PAA or any of its affiliates, officers or employees by PHMSA, the DOJ, the EPA, the California Attorney General or the California Department of Fish and Wildlife, and no fines or penalties have been imposed by such governmental agencies; however, the investigations being conducted by such agencies are still open and we may have fines or penalties imposed upon us, our officers or our employees in the future, or civil actions or criminal charges brought against us, our officers or our employees in the future, whether by those or other governmental agencies.

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In addition, four unitholder derivative lawsuits have been filed by certain purported investors in PAA against PAA, certain of its affiliates and certain officers and directors. One lawsuit was filed in State District Court in Harris County, Texas and subsequently dismissed by the Court. Two of these lawsuits were filed in the United States District Court for the Southern District of Texas and were administratively consolidated into one action and later dismissed on the basis that Plains Partnership agreements require that derivative suits be filed in Delaware Chancery Court. Following the order dismissing the Texas Federal Court suits, a new derivative suit brought by different plaintiffs was filed in Delaware Chancery Court and subsequently dismissed without prejudice. Consistent with and subject to the terms of our governing organizational documents (and to the extent applicable, insurance policies), we are indemnifying and funding the defense costs of our officers and directors in connection with these lawsuits.

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

Taking the foregoing into account, as of March 31, 2019, we estimate that the aggregate total costs we have incurred or will incur with respect to the Line 901 incident will be approximately $355 million, which estimate includes actual and projected emergency response and clean-up costs, natural resource damage assessments and certain third party claims settlements, as well as estimates for fines, penalties and certain legal fees. We accrue such estimates of aggregate total costs to “Field operating costs” in our Condensed Consolidated Statement of Operations. This estimate considers our prior experience in environmental investigation and remediation matters and available data from, and in consultation with, our environmental and other specialists, as well as currently available facts and presently enacted laws and regulations. We have made assumptions for (i) the duration of the natural resource damage assessment process and the ultimate amount of damages determined, (ii) the resolution of certain third party claims and lawsuits, but excluding claims and lawsuits with respect to which losses are not probable and reasonably estimable, and excluding future claims and lawsuits, (iii) the determination and calculation of fines and penalties, but excluding fines and penalties that are not probable or reasonably estimable and (iv) the nature, extent and cost of legal services that will be required in connection with all lawsuits, claims and other matters requiring legal or expert advice associated with the Line 901 incident. Our estimate does not include any lost revenue associated with the shutdown of Line 901 or 903 and does not include any liabilities or costs that are not reasonably estimable at this time or that relate to contingencies where we currently regard the likelihood of loss as being only reasonably possible or remote. We believe we have accrued adequate amounts for all probable and reasonably estimable costs; however, this estimate is subject to uncertainties associated with the assumptions that we have made. For example, the amount of time it takes for us to resolve all of the current and future lawsuits, claims and investigations that relate to the Line 901 incident could turn out to be significantly longer than we have assumed, and as a result the costs we incur for legal services could be significantly higher than we have estimated. In addition, with respect to fines and penalties, the ultimate amount of any fines and penalties assessed against us depends on a wide variety of factors, many of which are not estimable at this time. Where fines and penalties are probable and estimable, we have included them in our estimate, although such estimates could turn out to be wrong. Accordingly, our assumptions and estimates may turn out to be inaccurate and our total costs could turn out to be materially higher; therefore, we can provide no assurance that we will not have to accrue significant additional costs in the future with respect to the Line 901 incident.

As of March 31, 2019, we had a remaining undiscounted gross liability of $75 million related to this event, of which approximately $32 million is presented in “Other current liabilities” on our Condensed Consolidated Balance Sheet, with the remainder presented in “Other long-term liabilities and deferred credits.” We maintain insurance coverage, which is subject to certain exclusions and deductibles, in the event of such environmental liabilities. Subject to such exclusions and deductibles, we believe that our coverage is adequate to cover the current estimated total emergency response and clean-up costs, claims settlement costs and remediation costs and we believe that this coverage is also adequate to cover any potential increase in the

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

estimates for these costs that exceed the amounts currently identified. Through March 31, 2019, we had collected, subject to customary reservations, $187 million out of the approximate $240 million of release costs that we believe are probable of recovery from insurance carriers, net of deductibles. Therefore, as of March 31, 2019, we have recognized a receivable of approximately $53 million for the portion of the release costs that we believe is probable of recovery from insurance, net of deductibles and amounts already collected. Of this amount, approximately $23 million is recognized as a current asset in “Trade accounts receivable and other receivables, net” on our Condensed Consolidated Balance Sheet, with the remainder in “Other long-term assets, net.” We have completed the required clean-up and remediation work as determined by the Unified Command and the Unified Command has been dissolved; however, we expect to make payments for additional costs associated with restoration of the impacted areas, as well as natural resource damage assessment and compensation, legal, professional and regulatory costs, in addition to fines and penalties, during future periods.

Note 14—Operating Segments

We manage our operations through three operating segments: Transportation, Facilities and Supply and Logistics. See Note 3 to our Consolidated Financial Statements included in Part IV of our 2018 Annual Report on Form 10-K for a summary of the types of products and services from which each segment derives its revenues. Our CODM (our Chief Executive Officer) evaluates segment performance based on measures including Segment Adjusted EBITDA (as defined below) and maintenance capital investment.

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

The following tables reflect certain financial data for each segment (in millions):

Three Months Ended March 31, 2019	Transportation	Facilities	Supply and Logistics	Intersegment Adjustment	Total
Revenues:
External customers (1)	$303	$156	$8,022	$(106)	$8,375
Intersegment (2)	253	143	—	106	502
Total revenues of reportable segments	$556	$299	$8,022	$—	$8,877
Equity earnings in unconsolidated entities	$89	$—	$—		$89
Segment Adjusted EBITDA	$399	$184	$278		$861
Maintenance capital	$27	$17	$2		$46

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2018	Transportation	Facilities	Supply and Logistics	Intersegment Adjustment	Total
Revenues:
External customers (1)	$253	$141	$8,111	$(107)	$8,398
Intersegment (2)	201	151	1	107	460
Total revenues of reportable segments	$454	$292	$8,112	$—	$8,858
Equity earnings in unconsolidated entities	$75	$—	$—		$75
Segment Adjusted EBITDA	$335	$185	$72		$592
Maintenance capital	$29	$14	$2		$45

(1)
Transportation revenues from External customers include certain inventory exchanges with our customers where our Supply and Logistics segment has transacted the inventory exchange and serves as the shipper on our pipeline systems. See Note 3 to our Consolidated Financial Statements included in Part IV of our 2018 Annual Report on Form 10-K for a discussion of our related accounting policy. We have included an estimate of the revenues from these inventory exchanges in our Transportation segment revenues from External customers presented above and adjusted those revenues out such that Total revenues from External customers reconciles to our Condensed Consolidated Statements of Operations. This presentation is consistent with the information provided to our CODM.

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

Segment Adjusted EBITDA Reconciliation

The following table reconciles Segment Adjusted EBITDA to net income attributable to PAGP (in millions):

	Three Months Ended March 31,
	2019	2018
Segment Adjusted EBITDA	$861	$592
Adjustments (1):
Depreciation and amortization of unconsolidated entities (2)	(12)	(14)
Gains from derivative activities net of inventory valuation adjustments (3)	74	23
Long-term inventory costing adjustments (4)	21	13
Deficiencies under minimum volume commitments, net (5)	7	(10)
Equity-indexed compensation expense (6)	(3)	(11)
Net loss on foreign currency revaluation (7)	(5)	(10)
Unallocated general and administrative expenses	(1)	(1)
Depreciation and amortization	(136)	(127)
Gains/(losses) on asset sales and asset impairments, net	(4)	—
Gain on investment in unconsolidated entities	267	—
Interest expense, net	(101)	(106)
Other income/(expense), net	25	(1)
Income before tax	993	348
Income tax expense	(79)	(75)
Net income	914	273
Net income attributable to noncontrolling interests	(767)	(236)
Net income attributable to PAGP	$147	$37

(1)	Represents adjustments utilized by our CODM in the evaluation of segment results.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2)	Includes our proportionate share of the depreciation and amortization and gains and losses on significant asset sales of equity method investments.

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

(6)	Includes equity-indexed compensation expense associated with awards that will or may be settled in PAA common units.

(7)	Includes gains and losses realized on the settlement of foreign currency transactions as well as the revaluation of monetary assets and liabilities denominated in a foreign currency.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion is intended to provide investors with an understanding of our financial condition and results of our operations and should be read in conjunction with our historical Consolidated Financial Statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in our 2018 Annual Report on Form 10-K. For more detailed information regarding the basis of presentation for the following financial information, see the Condensed Consolidated Financial Statements and related notes that are contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our discussion and analysis includes the following:

•	Executive Summary

•	Capital Projects

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Recent Accounting Pronouncements

•	Critical Accounting Policies and Estimates

•	Other Items

•	Forward-Looking Statements

Executive Summary

Company Overview

We are a Delaware limited partnership formed on July 17, 2013 that has elected to be taxed as a corporation for United States federal income tax purposes. As of March 31, 2019, our sole cash-generating assets consisted of (i) a 100% managing member interest in Plains All American GP LLC (“GP LLC”) that has also elected to be taxed as a corporation for United States federal income tax purposes and (ii) an approximate 57% limited partner interest in AAP through our direct ownership of approximately 158.5 million AAP units and indirect ownership of approximately 1.0 million AAP units through GP LLC. GP LLC is a Delaware limited liability company that also holds the non-economic general partner interest in AAP. AAP is a Delaware limited partnership that, as of March 31, 2019, directly owned a limited partner interest in PAA through its ownership of approximately 280.6 million PAA common units (approximately 35% of PAA’s total outstanding common units and Series A preferred units combined). AAP is the sole member of PAA GP LLC (“PAA GP”), a Delaware limited liability company that directly holds the non-economic general partner interest in PAA.

PAA owns and operates midstream energy infrastructure and provides logistics services primarily for crude oil, NGL and natural gas. PAA owns an extensive network of pipeline transportation, terminalling, storage and gathering assets in key crude oil and NGL producing basins and transportation corridors and at major market hubs in the United States and Canada. PAA’s operations are conducted directly and indirectly through its operating subsidiaries and are managed through three operating segments: Transportation, Facilities and Supply and Logistics. See “—Results of Operations —Analysis of Operating Segments” for further discussion.

Overview of Operating Results, Capital Investments and Other Significant Activities

During the first three months of 2019, we recognized net income of $914 million as compared to net income of $273 million recognized during the first three months of 2018. The increase in net income over the comparative periods was driven by:

•
Favorable results from our Supply and Logistics segment due to favorable crude oil grade differentials, primarily in the Permian Basin, and higher NGL margins, as well as more favorable impacts in the 2019 period from the mark-to-market of certain derivative instruments;

•
Favorable results from our Transportation segment, primarily from our pipelines in the Permian Basin region, driven by higher volumes from increased production and our recently completed capital expansion projects;

•
A non-cash gain of $267 million recognized in the current period related to a fair value adjustment resulting from the accounting for the contribution of our undivided joint interest in the Capline pipeline system for an equity interest in Capline Pipeline Company LLC; and

•	The mark-to-market of PAA’s Preferred Distribution Rate Reset Option, resulting in a gain in the current period compared to a loss in the prior period.

See further discussion of our operating results in the “—Results of Operations—Analysis of Operating Segments” and “—Other Income and Expenses” sections below.

We invested $351 million in midstream infrastructure projects during the three months ended March 31, 2019, and we expect expansion capital for the full year of 2019 to be approximately $1.35 billion, which will be primarily focused in the Permian Basin. See the “—Capital Projects” section below for additional information.

We paid approximately $255 million of cash distributions to our Class A shareholders and noncontrolling interests during the three months ended March 31, 2019. In April 2019, we announced that we are increasing the annualized distribution on our Class A shares by $0.24 per Class A share to $1.44 per Class A share. In the second quarter of 2019, we will pay aggregate cash distributions of $323 million to our Class A shareholders and noncontrolling interests, including PAA’s common and preferred unitholders.

PAA Leverage Reduction Plan Completion and Financial Policy Update

In August 2017, PAA announced that it was implementing an action plan to strengthen its balance sheet, reduce leverage, enhance its distribution coverage, minimize new issuances of common equity and position PAA for future distribution growth. The action plan (“PAA Leverage Reduction Plan”), which was endorsed by our Board, included PAA’s intent to achieve certain objectives. During 2017 and 2018, PAA made meaningful progress in executing the PAA Leverage Reduction Plan and in April 2019, PAA announced its achievement of the remaining objectives. Concurrent with the completion of the PAA Leverage Reduction Plan, PAA completed a review of its financial policies and approach to capital allocation, targeted financial leverage and distribution management. As part of the April 2019 announcement, PAA provided several updates regarding its financial policy, including the following actions:

•	Lowering PAA’s targeted long-term debt to Adjusted EBITDA leverage ratio by 0.5x to a range of 3.0x to 3.5x;

•	Establishing a long-term sustainable minimum annual PAA distribution coverage level underpinned by predominantly fee-based cash flows;

•
Increasing its annualized distribution by $0.24 per common unit to $1.44 per common unit, beginning with the distribution payable May 15, 2019 to holders of record on May 1, 2019, which equates to a 20% increase from the distribution paid in February 2019; and

•
PAA’s adoption of an annual cycle for setting the common unit distribution level and intention to increase common unit distributions in the future contingent on achieving and maintaining targeted leverage and coverage ratios and subject to an annual review process.

These actions reflect PAA’s dedication to optimizing sustainable unitholder value while also preserving and enhancing PAA’s financial flexibility, further reducing leverage and improving its credit profile, with an objective of achieving mid-BBB equivalent credit ratings over time. Consistent with those objectives, PAA announced that it intends to continue to focus on activities to enhance investment returns and reinforce capital discipline through asset optimization, joint ventures, potential divestitures and similar arrangements.

Capital Projects

The following table summarizes our expenditures for expansion capital and maintenance capital (in millions):

	Three Months Ended March 31,
	2019	2018
Expansion capital (1) (2)	$351	$298
Maintenance capital (2)	46	45
	$397	$343

(1)
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

Expansion Capital Projects

The following table summarizes our notable projects in progress during 2019 and the estimated cost for the year ending December 31, 2019 (in millions):

Projects	2019
Permian Basin Takeaway Pipeline Projects	$660
Complementary Permian Basin Projects	405
Selected Facilities	85
Other Projects	200
Total Projected 2019 Expansion Capital Expenditures (1)	$1,350

(1)	Amounts reflect our expectation that certain projects will be owned in a joint venture structure with a proportionate share of the project cost dispersed among the partners.

Results of Operations

The following table sets forth an overview of our consolidated financial results calculated in accordance with GAAP (in millions, except per share data):

	Three Months Ended March 31,		Variance
	2019	2018	$	%
Transportation Segment Adjusted EBITDA (1)	$399	$335	$64	19%
Facilities Segment Adjusted EBITDA (1)	184	185	(1)	(1)%
Supply and Logistics Segment Adjusted EBITDA (1)	278	72	206	286%
Adjustments:
Depreciation and amortization of unconsolidated entities	(12)	(14)	2	14%
Selected items impacting comparability - Segment Adjusted EBITDA	94	5	89	**
Unallocated general and administrative expenses	(1)	(1)	—	—%
Depreciation and amortization	(136)	(127)	(9)	(7)%
Gains/(losses) on asset sales and asset impairments, net	(4)	—	(4)	N/A
Gain on investment in unconsolidated entities	267	—	267	N/A
Interest expense, net	(101)	(106)	5	5%
Other income/(expense), net	25	(1)	26	**
Income tax expense	(79)	(75)	(4)	(5)%
Net income	914	273	641	235%
Net income attributable to noncontrolling interests	(767)	(236)	(531)	(225)%
Net income attributable to PAGP	$147	$37	$110	297%

Basic and diluted net income per Class A share	$0.92	$0.23	$0.69	300%
Basic and diluted weighted average Class A shares outstanding	159	157	2	1%

**	Indicates that variance as a percentage is not meaningful.

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

Non-GAAP Financial Measures

To supplement our financial information presented in accordance with GAAP, management uses additional measures known as “non-GAAP financial measures” in its evaluation of past performance and prospects for the future. The primary additional measure used by management is earnings before interest, taxes, depreciation and amortization (including our proportionate share of depreciation and amortization and gains and losses on significant asset sales by unconsolidated entities), gains and losses on asset sales and asset impairments and gains on investments in unconsolidated entities, adjusted for certain selected items impacting comparability (“Adjusted EBITDA”).

Management believes that the presentation of such additional financial measure provides useful information to investors regarding our performance and results of operations because this measure, when used to supplement related GAAP financial measures, (i) provides additional information about our core operating performance, (ii) provides investors with the same financial analytical framework upon which management bases financial, operational, compensation and planning/budgeting decisions and (iii) presents measures that investors, rating agencies and debt holders have indicated are useful in assessing us and our results of operations. This non-GAAP measure may exclude, for example, (i) charges for obligations that are expected to be settled with the issuance of equity instruments, (ii) gains or losses on derivative instruments that are related to underlying activities in another period (or the reversal of such adjustments from a prior period), the mark-to-market related to PAA's Preferred Distribution Rate Reset Option, gains and losses on derivatives that are related to investing activities (such as the purchase of linefill) and inventory valuation adjustments, as applicable, (iii) long-term inventory costing adjustments, (iv) items that are not indicative of our core operating results and business outlook and/or (v) other items that we believe should be excluded in understanding our core operating performance. This measure may further be adjusted to include amounts related to deficiencies associated with minimum volume commitments whereby we have billed the counterparties for their deficiency obligation and such amounts are recognized as deferred revenue in “Other current liabilities” in our Condensed Consolidated Financial Statements. Such amounts are presented net of applicable amounts subsequently recognized into revenue. We have defined all such items as “selected items impacting comparability.” We do not necessarily consider all of our selected items impacting comparability to be non-recurring, infrequent or unusual, but we believe that an understanding of these selected items impacting comparability is material to the evaluation of our operating results and prospects.

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

The following table sets forth the reconciliation of this non-GAAP financial performance measure from Net Income (in millions):

	Three Months Ended March 31,		Variance
	2019	2018	$	%
Net income	$914	$273	$641	235%
Add/(Subtract):
Interest expense, net	101	106	(5)	(5)%
Income tax expense	79	75	4	5%
Depreciation and amortization	136	127	9	7%
(Gains)/losses on asset sales and asset impairments, net	4	—	4	N/A
Gain on investment in unconsolidated entities	(267)	—	(267)	N/A
Depreciation and amortization of unconsolidated entities (1)	12	14	(2)	(14)%
Selected Items Impacting Comparability:
Gains from derivative activities, net of inventory valuation adjustments (2)	(74)	(23)	(51)	**
Long-term inventory costing adjustments (3)	(21)	(13)	(8)	**
Deficiencies under minimum volume commitments, net (4)	(7)	10	(17)	**
Equity-indexed compensation expense (5)	3	11	(8)	**
Net loss on foreign currency revaluation (6)	5	10	(5)	**
Selected Items Impacting Comparability - Segment Adjusted EBITDA	(94)	(5)	(89)	**
(Gains)/losses from derivative activities (2)	(23)	4	(27)	**
Net gain on foreign currency revaluation (6)	(1)	(2)	1	**
Selected Items Impacting Comparability - Adjusted EBITDA (7)	(118)	(3)	(115)	**
Adjusted EBITDA (7)	$861	$592	$269	45%

**	Indicates that variance as a percentage is not meaningful.

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

(3)
We carry crude oil and NGL inventory that is comprised of minimum working inventory requirements in third-party assets and other working inventory that is needed for our commercial operations. We consider this inventory necessary to conduct our operations and we intend to carry this inventory for the foreseeable future. Therefore, we classify this inventory as long-term on our balance sheet and do not hedge the inventory with derivative instruments (similar to linefill in our own assets). We treat the impact of changes in the average cost of the long-term inventory (that result from fluctuations in market prices) and writedowns of such inventory that result from price declines as a selected item impacting comparability. See Note 5 to our Consolidated Financial Statements included in Part IV of our 2018 Annual Report on Form 10-K for additional inventory disclosures.

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

(5)
Our total equity-indexed compensation expense includes expense associated with awards that will or may be settled in PAA common units and awards that will or may be settled in cash. The awards that will or may be settled in PAA common units are included in PAA’s diluted net income per unit calculation when the applicable performance criteria have been met. We consider the compensation expense associated with these awards as a selected item impacting comparability as the dilutive impact of the outstanding awards is included in PAA’s diluted net income per unit calculation, as applicable, and the majority of the awards are expected to be settled in units. The portion of compensation expense associated with awards that are certain to be settled in cash is not considered a selected item impacting comparability. See Note 17 to our Consolidated Financial Statements included in Part IV of our 2018 Annual Report on Form 10-K for a comprehensive discussion regarding our equity-indexed compensation plans.

(6)
During the periods presented, there were fluctuations in the value of CAD to USD, resulting in gains and losses that were not related to our core operating results for the period and were thus classified as a selected item impacting comparability. See Note 10 to our Condensed Consolidated Financial Statements for discussion regarding our currency exchange rate risk hedging activities.

(7)
Other income/(expense), net per our Condensed Consolidated Statements of Operations, adjusted for selected items impacting comparability (“Adjusted Other income/(expense), net”) is included in Adjusted EBITDA and excluded from Segment Adjusted EBITDA.

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

The following tables set forth our operating results from our Transportation segment:

Operating Results (1)	Three Months Ended March 31,		Variance
(in millions, except per barrel data)	2019	2018	$	%
Revenues	$556	$454	$102	22%
Purchases and related costs	(52)	(46)	(6)	(13)%
Field operating costs	(174)	(147)	(27)	(18)%
Segment general and administrative expenses (2)	(27)	(28)	1	4%
Equity earnings in unconsolidated entities	89	75	14	19%

Adjustments (3):
Depreciation and amortization of unconsolidated entities	12	14	(2)	(14)%
Gains from derivative activities	—	(1)	1	**
Deficiencies under minimum volume commitments, net	(7)	8	(15)	**
Equity-indexed compensation expense	2	6	(4)	**
Segment Adjusted EBITDA	$399	$335	$64	19%
Maintenance capital	$27	$29	$(2)	(7)%
Segment Adjusted EBITDA per barrel	$0.68	$0.70	$(0.02)	(3)%

Average Daily Volumes	Three Months Ended March 31,		Variance
(in thousands of barrels per day) (4)	2019	2018	Volumes	%
Tariff activities volumes
Crude oil pipelines (by region):
Permian Basin (5)	4,268	3,240	1,028	32%
South Texas / Eagle Ford (5)	460	422	38	9%
Central (5)	509	441	68	15%
Gulf Coast	158	204	(46)	(23)%
Rocky Mountain (5)	302	257	45	18%
Western	182	174	8	5%
Canada	322	318	4	1%
Crude oil pipelines	6,201	5,056	1,145	23%
NGL pipelines	210	173	37	21%
Tariff activities total volumes	6,411	5,229	1,182	23%
Trucking volumes	93	99	(6)	(6)%
Transportation segment total volumes	6,504	5,328	1,176	22%

**	Indicates that variance as a percentage is not meaningful.

(1)	Revenues and costs and expenses include intersegment amounts.

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

 Revenues, Purchases and Related Costs, Equity Earnings in Unconsolidated Entities and Volumes. The following table presents variances in revenues, purchases and related costs and equity earnings in unconsolidated entities by region for the comparative periods presented:

	Favorable/(Unfavorable) Variance Three Months Ended March 31, 2019-2018
(in millions)	Revenues	Purchases and Related Costs	Equity Earnings
Permian Basin region	$66	$(2)	$(11)
South Texas / Eagle Ford region	2	—	21
Central region	15	—	4
Other regions, trucking and pipeline loss allowance revenue	19	(4)	—
Total variance	$102	$(6)	$14

•
Permian Basin region. The increase in revenues, net of purchases and related costs, of approximately $64 million was primarily due to higher volumes from increased production and our recently completed capital expansion projects. These increases included (i) higher volumes on our gathering systems of approximately 301,000 barrels per day, (ii) higher volumes of approximately 510,000 barrels per day on our intra-basin pipelines and (iii) a volume increase of approximately 217,000 on our long-haul pipelines, including our Sunrise II pipeline, which was placed in service in the fourth quarter of 2018.

The decrease in equity earnings was primarily due to the sale of a 30% interest in BridgeTex Pipeline Company, LLC in the third quarter of 2018.

•
South Texas / Eagle Ford region. The increase in equity earnings was from our 50% interest in Eagle Ford Pipeline LLC due to the recognition of revenue associated with deficiencies under minimum volume commitments and higher volumes from our Cactus pipeline.

•	Central region. The increase in revenues was primarily due to the recognition of previously deferred revenue, as well as higher volumes on certain of our pipelines in the Central region.

The increase in equity earnings was primarily from our 50% interest in Midway Pipeline LLC and our 50% interest in Diamond Pipeline LLC due to higher volumes related to increased refinery demand.

•
Other regions, trucking and pipeline loss allowance revenue. The increase in other net revenues was primarily due to (i) greater loss allowance revenue driven by higher volumes and prices in the 2019 period and (ii) higher tariffs on certain of our Canadian pipelines, partially offset by the sale of certain of our assets in the Rocky Mountain region in the second quarter of 2018. The decrease in volumes in the Gulf Coast region were associated with (i) a lower tariff pipeline, which did not result in a significant impact on revenue and (ii) the Capline pipeline being taken out of service in the fourth quarter of 2018. We are currently pursuing an opportunity to reverse the flow of the Capline pipeline.

Adjustments: Deficiencies under minimum volume commitments, net. Many industry infrastructure projects developed and completed over the last several years were underpinned by long-term minimum volume commitment contracts whereby the shipper, based on an expectation of continued production growth, agreed to either: (i) ship and pay for certain stated volumes or (ii) pay the agreed upon price for a minimum contract quantity. Some of these agreements include make-up rights if the minimum volume is not met. If a counterparty has a make-up right associated with a deficiency, we bill the counterparty and defer the revenue attributable to the counterparty’s make-up right but record an adjustment to reflect such amount associated with the current period activity in Segment Adjusted EBITDA. We subsequently recognize the revenue, and record a corresponding reversal of the adjustment, at the earlier of when the deficiency volume is delivered or shipped, when the make-up right expires or when it is determined that the counterparty’s ability to utilize the make-up right is remote.

For the three months ended March 31, 2019, the recognition of previously deferred revenue exceeded amounts billed to counterparties associated with deficiencies under minimum volume commitments. For the three months ended March 31, 2018, amounts billed to counterparties exceeded revenue recognized during the period that was previously deferred.

Field Operating Costs. The increase in field operating costs for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to (i) an increase in power related costs, primarily from temporary sources, resulting from higher volumes, (ii) an increase in property taxes related to new assets placed in service and (iii) increases in performance- and equity-based compensation costs. Overall increases in field operating costs also resulted from expansion projects placed in service since March 31, 2018, including our Sunrise II pipeline expansion within the Permian Basin region, which was placed in service in late 2018.

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

The following tables set forth our operating results from our Facilities segment:

Operating Results (1)	Three Months Ended March 31,		Variance
(in millions, except per barrel data)	2019	2018	$	%
Revenues	$299	$292	$7	2%
Purchases and related costs	(4)	(5)	1	20%
Field operating costs	(86)	(84)	(2)	(2)%
Segment general and administrative expenses (2)	(21)	(21)	—	—%

Adjustments (3):
Gains from derivative activities	(4)	(1)	(3)	**
Deficiencies under minimum volume commitments, net	—	2	(2)	**
Equity-indexed compensation expense	—	2	(2)	**
Segment Adjusted EBITDA	$184	$185	$(1)	(1)%
Maintenance capital	$17	$14	$3	21%
Segment Adjusted EBITDA per barrel	$0.49	$0.50	$(0.01)	(2)%

	Three Months Ended March 31,		Variance
Volumes (4)	2019	2018	Volumes	%
Liquids storage (average monthly capacity in millions of barrels)	109	109	—	—%
Natural gas storage (average monthly working capacity in billions of cubic feet) (5)	63	67	(4)	(6)%
NGL fractionation (average volumes in thousands of barrels per day)	157	138	19	14%
Facilities segment total volumes (average monthly volumes in millions of barrels) (6)	124	124	—	—%

**	Indicates that variance as a percentage is not meaningful.

(1)	Revenues and costs and expenses include intersegment amounts.

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

(5)
The decrease in average monthly working capacity of natural gas storage facilities was driven by adjustments for the net capacity change between capacity additions from fill and dewater operations and capacity losses from salt creep.

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

Revenues, Purchases and Related Costs and Volumes. The following summarizes the significant drivers of variances in revenues, purchases and related costs and average monthly volumes for the comparative periods:

•
Crude Oil Storage. Revenues increased by $7 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due to increased activity at certain of our terminals, primarily our Cushing terminal.

•
Rail Terminals. Revenues increased by $6 million for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to higher activity at certain of our rail terminals resulting from more favorable market conditions.

•
Natural Gas Storage. Revenues, net of purchases and related costs, increased by $4 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due to expiring contracts replaced by contracts with higher rates at our Pine Prairie facility.

•
NGL Operations. Revenues decreased by $11 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to a net unfavorable foreign exchange impact of approximately $6 million and the sale of a natural gas processing facility in the second quarter of 2018.

Field Operating Costs. The increase in field operating costs for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily related to increased rail activity and insurance costs.

Maintenance Capital. Maintenance capital consists of capital expenditures for the replacement and/or refurbishment of partially or fully depreciated assets in order to maintain the operating and/or earnings capacity of our existing assets. For the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, maintenance capital spending increased primarily due to the impact of higher expenditures related to cavern maintenance at certain of our gas storage facilities.

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

The following tables set forth our operating results from our Supply and Logistics segment:

Operating Results (1)	Three Months Ended March 31,		Variance
(in millions, except per barrel data)	2019	2018	$	%
Revenues	$8,022	$8,112	$(90)	(1)%
Purchases and related costs	(7,562)	(7,925)	363	5%
Field operating costs	(69)	(64)	(5)	(8)%
Segment general and administrative expenses (2)	(28)	(30)	2	7%

Adjustments (3):
Gains from derivative activities net of inventory valuation adjustments	(70)	(21)	(49)	**
Long-term inventory costing adjustments	(21)	(13)	(8)	**
Equity-indexed compensation expense	1	3	(2)	**
Net loss on foreign currency revaluation	5	10	(5)	**
Segment Adjusted EBITDA	$278	$72	$206	286%
Maintenance capital	$2	$2	$—	—%
Segment Adjusted EBITDA per barrel	$2.12	$0.57	$1.55	272%

Average Daily Volumes (4)	Three Months Ended March 31,		Variance
(in thousands of barrels per day)	2019	2018	Volumes	%
Crude oil lease gathering purchases	1,128	1,031	97	9%
NGL sales	328	361	(33)	(9)%
Supply and Logistics segment total volumes	1,456	1,392	64	5%

**	Indicates that variance as a percentage is not meaningful.

(1)	Revenues and costs include intersegment amounts.

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

(4)	Average daily volumes are calculated as the total volumes for the period divided by the number of days in the period.

The following table presents the range of the NYMEX WTI benchmark price of crude oil (in dollars per barrel):

	NYMEX WTI Crude Oil Price
	Low	High
Three months ended March 31, 2019	$47	$60
Three months ended March 31, 2018	$59	$66

Because the commodities that we buy and sell are generally indexed to the same pricing indices for both sales and purchases, revenues and costs related to purchases will fluctuate with market prices. However, the margins related to those sales and purchases will not necessarily have a corresponding increase or decrease. The absolute amount of both our revenues and purchases decreased for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to lower prices during the 2019 period. Additionally, net revenues were impacted by net gains and losses from certain derivative activities during the periods.

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

Segment Adjusted EBITDA and Volumes. The following summarizes the significant items impacting our Supply and Logistics segment operating results for the comparative periods:

•
Crude Oil Operations. Net revenues from our crude oil supply and logistics operations increased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 largely due to favorable grade differentials, primarily in the Permian Basin.

•
NGL Operations. Net revenues from our NGL operations increased for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to the streamlining of our NGL activities by focusing on our equity supply from our gathering and processing facilities, and by reducing the volume of third party purchases.

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

•
Field Operating Costs. The increase in field operating costs for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily driven by an increase in trucking costs resulting from higher third-party hauled volumes, partially offset by a decrease in vehicle expense related to the adoption of the new lease accounting standard.

Other Income and Expenses

Depreciation and Amortization

Depreciation and amortization expense increased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 largely driven by additional depreciation expense associated with the completion of various capital expansion projects.

Gain on Investment in Unconsolidated Entities

During the three months ended March 31, 2019, we recognized a non-cash gain of $267 million related to a fair value adjustment resulting from the accounting for the contribution of our undivided joint interest in the Capline pipeline system for an equity interest in Capline Pipeline Company LLC. See Note 7 to our Condensed Consolidated Financial Statements for additional information.

Interest Expense

The decrease in interest expense for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to (i) a lower weighted average debt balance during the 2019 period from lower PAA commercial paper and credit facility borrowings and (ii) higher capitalized interest in the 2019 period due to additional projects under construction.

Other Income/(Expense), Net

The following table summarizes the components impacting Other income/(expense), net (in millions):

	Three Months Ended March 31,
	2019	2018
Gain/(loss) related to mark-to-market adjustment of the Preferred Distribution Rate Reset Option (1)	$23	$(4)
Other	2	3
	$25	$(1)

(1)	See Note 10 to our Condensed Consolidated Financial Statements for additional information.

Income Tax Expense

Income tax expense increased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to (i) higher deferred income tax expense as a result of higher income attributable to PAGP and a change in our effective tax rate in the first quarter of 2019 and (ii) higher taxable earnings in our Canadian operations, partially offset by lower year-over-year income as impacted by fluctuations in derivative mark-to-market valuations in our Canadian operations.

Liquidity and Capital Resources

General

On a consolidated basis, our primary sources of liquidity are (i) cash flow from operating activities, (ii) borrowings under PAA’s credit facilities or the PAA commercial paper program and (iii) funds received from sales of equity and debt securities. In addition, we may supplement these sources of liquidity with proceeds from our divestiture program, as further discussed below in the section entitled “—Capital Expenditures.” Our primary cash requirements include, but are not limited to, (i) ordinary course of business uses, such as the payment of amounts related to the purchase of crude oil, NGL and other products, other expenses and interest payments on outstanding debt, (ii) expansion and maintenance activities, (iii) acquisitions of assets or businesses, (iv) repayment of principal on long-term debt and (v) distributions to our Class A shareholders and noncontrolling interests. We generally expect to fund our short-term cash requirements through cash flow generated from operating activities and/or borrowings under the PAA commercial paper program or PAA’s credit facilities. In addition, we generally expect to fund our long-term needs, such as those resulting from expansion activities or acquisitions and refinancing long-term debt, through a variety of sources (either separately or in combination), which may include the sources mentioned above as funding for short-term needs and/or the issuance of additional equity or debt securities and the sale of assets.

As of March 31, 2019, we had a working capital surplus of $66 million and approximately $3.3 billion of liquidity available to meet our ongoing operating, investing and financing needs, subject to continued covenant compliance, as noted below (in millions):

As of March 31, 2019
Availability under PAA senior unsecured revolving credit facility (1) (2)	$1,462
Availability under PAA senior secured hedged inventory facility (1) (2)	1,383
Subtotal	2,845
Cash and cash equivalents	439
Total	$3,284

(1)	Amounts outstanding under the PAA commercial paper program reduce available capacity under the facilities. There were no outstanding PAA commercial paper borrowings at March 31, 2019.

(2)
Available capacity under the PAA senior unsecured revolving credit facility and the PAA senior secured hedged inventory facility was reduced by outstanding letters of credit of $138 million and $17 million, respectively.

We believe that we have, and will continue to have, the ability to access the PAA commercial paper program and credit facilities, which we use to meet our short-term cash needs. We believe that our financial position remains strong and we have sufficient liquidity; however, extended disruptions in the financial markets and/or energy price volatility that adversely affect our business may have a materially adverse effect on our financial condition, results of operations or cash flows. In addition, usage of the PAA credit facilities, which provide the financial backstop for the PAA commercial paper program, is subject to ongoing compliance with covenants. As of March 31, 2019, PAA was in compliance with all such covenants. Also, see Item 1A. “Risk Factors” included in our 2018 Annual Report on Form 10-K for further discussion regarding such risks that may impact our liquidity and capital resources.

Cash Flow from Operating Activities

For a comprehensive discussion of the primary drivers of cash flow from operating activities, including the impact of varying market conditions and the timing of settlement of our derivatives, see Item 7. “Liquidity and Capital Resources—Cash Flow from Operating Activities” included in our 2018 Annual Report on Form 10-K.

Net cash provided by operating activities for the first three months of 2019 and 2018 was $1.032 billion and $520 million, respectively, and primarily resulted from earnings from our operations. Additionally, as discussed further below, changes during these periods in our inventory levels and associated margin balances required as part of our hedging activities impacted our cash flow from operating activities.

During the three months ended March 31, 2019, our cash provided by operating activities was positively impacted by decreases in the volume of inventory that we held, primarily due to the sale of NGL and crude oil inventory. The favorable effects from liquidation of such inventory were partially offset by timing of revenue recognized during the period for which cash was received in prior periods.

During the three months ended March 31, 2018, we decreased the overall volume of inventory that we held, primarily due to the seasonal sale of NGL inventory. However, the favorable effects from liquidation of such inventory were offset by increased volumes and higher prices for crude oil inventory that was purchased and stored at the end of the first quarter.

Capital Expenditures

In addition to our operating needs discussed above, on a consolidated basis, we also use cash for our acquisition activities and expansion capital projects and maintenance capital activities. Historically, we have financed these expenditures primarily with cash generated by operating activities and the financing activities discussed in “—Equity and Debt Financing Activities” below. In recent years, we have also used proceeds from our divestiture program.

Capital Projects. We invested approximately $351 million in midstream infrastructure during the three months ended March 31, 2019, and we expect to invest approximately $1.35 billion during the full year ended December 31, 2019. See “—Capital Projects” for detail of our projected capital expenditures for the year ending December 31, 2019. We expect to fund our 2019 capital program with retained cash flow, proceeds from assets sold as part of our divestiture program or debt.

Ongoing Acquisition, Divestiture and Investment Activities. We intend to continue to focus on activities to enhance investment returns and reinforce capital discipline through asset optimization, joint ventures, potential divestitures and similar arrangements. We typically do not announce a transaction until after we have executed a definitive agreement. However, in certain cases in order to protect our business interests or for other reasons, we may defer public announcement of a transaction until closing or a later date. Past experience has demonstrated that discussions and negotiations regarding a potential transaction can advance or terminate in a short period of time. Moreover, the closing of any transaction for which we have entered into a definitive agreement may be subject to customary and other closing conditions, which may not ultimately be satisfied or waived. Accordingly, we can give no assurance that our current or future acquisition or investment efforts will be successful, or that our strategic asset divestitures will be completed. Although we expect the acquisitions and investments we make to be accretive in the long term, we can provide no assurance that our expectations will ultimately be realized. Also, see Item 1A. “Risk Factors—Risks Related to PAA’s Business” of our 2018 Annual Report on Form 10-K for further discussion regarding risks related to our acquisitions and divestitures.

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

PAGP Registration Statements. We have filed with the SEC a shelf registration statement that, subject to effectiveness at the time of use, allows us to issue up to an aggregate of $1.0 billion of equity securities (the “PAGP Traditional Shelf”). All issuances of equity securities associated with our continuous offering program have been issued pursuant to the PAGP Traditional Shelf. At March 31, 2019, we had approximately $939 million of unsold securities available under the PAGP Traditional Shelf. We also have access to a shelf registration statement (the “PAGP WKSI Shelf”), which provides us with the ability to offer and sell an unlimited amount of equity securities, subject to market conditions and capital needs. We did not conduct any offerings under the PAGP Traditional Shelf or the PAGP WKSI Shelf during the three months ended March 31, 2019.

PAA Registration Statements. PAA periodically accesses the capital markets for both equity and debt financing. PAA has filed with the SEC a universal shelf registration statement that, subject to effectiveness at the time of use, allows PAA to issue up to an aggregate of $1.1 billion of debt or equity securities (the “PAA Traditional Shelf”). At March 31, 2019, PAA had approximately $1.1 billion of unsold securities available under the PAA Traditional Shelf. PAA also has access to a universal shelf registration statement (the “PAA WKSI Shelf”), which provides it with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and capital needs. PAA did not conduct any offerings under the PAA Traditional Shelf or the PAA WKSI Shelf during the three months ended March 31, 2019.

Credit Agreements, Commercial Paper Program and Indentures. The credit agreements for the PAA revolving credit facilities (which impact PAA’s ability to access the PAA commercial paper program because they provide the financial backstop that supports PAA’s short-term credit ratings) and its GO Zone term loans and the indentures governing its senior notes contain cross-default provisions. A default under PAA’s credit agreements or indentures would permit the lenders to accelerate the maturity of the outstanding debt. As long as PAA is in compliance with the provisions in its credit agreements, its ability to make distributions of available cash is not restricted. As of March 31, 2019, PAA was in compliance with the covenants contained in its credit agreements and indentures.

As of March 31, 2019 and December 31, 2018, PAA had no outstanding borrowings under its credit agreements or the PAA commercial paper program. However, during the three months ended March 31, 2019, PAA borrowed and repaid $0.5 billion under the PAA commercial paper program. The repayments resulted primarily from cash flow from operating activities.

During the three months ended March 31, 2018, we had net repayments on PAA’s credit facilities and the PAA commercial paper program of $156 million. The net repayments resulted primarily from cash flow from operating activities.

Distributions to Our Class A Shareholders

Distributions to our Class A shareholders. We distribute all of our available cash within 55 days following the end of each quarter to Class A shareholders of record. Available cash is generally defined as all of our cash and cash equivalents on hand at the end of each quarter less reserves established in the discretion of our general partner for future requirements. Our levels of financial reserves are established by our general partner and include reserves for the proper conduct of our business (including future capital expenditures and anticipated credit needs), compliance with law or contractual obligations and funding of future distributions to our shareholders. On May 15, 2019, we will pay a quarterly distribution of $0.36 per Class A share ($1.44 per Class A share on an annualized basis) on our Class A shares outstanding as of May 1, 2019, the record date for such distribution for the period from January 1, 2019 through March 31, 2019. This equates to a 20% increase from the distribution paid in February 2019. See Note 9 to our Condensed Consolidated Financial Statements for details of distributions paid during or pertaining to the first three months of 2019. Also, see Item 5. “Market for Registrant’s Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities—Cash Distribution Policy” included in our 2018 Annual Report on Form 10-K for additional discussion regarding distributions.

Distributions to Noncontrolling Interests

Distributions to noncontrolling interests represent amounts paid on interests in consolidated entities that are not owned by us. As of March 31, 2019, noncontrolling interests in our subsidiaries consisted of (i) limited partner interests in PAA including a 65% interest in PAA’s common units and PAA’s Series A preferred units combined and 100% of PAA’s Series B preferred units and (ii) an approximate 43% limited partner interest in AAP.

Distributions to PAA’s Series A preferred unitholders. On May 15, 2019 PAA will pay a cash distribution of $37 million ($0.525 per unit) on its Series A preferred units outstanding as of May 1, 2019, the record date for such distribution for the period from January 1, 2019 through March 31, 2019. See Note 9 to our Condensed Consolidated Financial Statements for details of distributions made during or pertaining to the first three months of 2019.

Distributions to PAA’s Series B preferred unitholders. Distributions on PAA’s Series B preferred units are payable semi-annually in arrears on the 15th day of May and November. On May 15, 2019, PAA will pay the semi-annual cash distribution of $24.5 million on its Series B preferred units to holders of record at the close of business on May 1, 2019 for the period from November 15, 2018 to May 14, 2019. See Note 9 to our Condensed Consolidated Financial Statements for additional information.

Distributions to PAA’s common unitholders. On May 15, 2019, PAA will pay a quarterly distribution of $0.36 per common unit ($1.44 per common unit on an annualized basis) on its common units outstanding as of May 1, 2019, the record date for such distribution for the period from January 1, 2019 through March 31, 2019. This equates to a 20% increase from the distribution paid in February 2019. See Note 9 to our Condensed Consolidated Financial Statements for details of distributions paid during or pertaining to the first three months of 2019.

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

The following table includes our best estimate of the amount and timing of these payments as well as other amounts due under the specified contractual obligations as of March 31, 2019 (in millions):

	Remainder of 2019	2020	2021	2022	2023	2024 and Thereafter	Total
Long-term debt and related interest payments (1)	$814	$878	$949	$1,079	$1,599	$8,593	$13,912
Leases (2)	107	124	95	83	57	251	717
Other obligations (3)	799	566	288	256	238	1,177	3,324
Subtotal	1,720	1,568	1,332	1,418	1,894	10,021	17,953
Crude oil, NGL and other purchases (4)	7,643	7,488	6,997	6,607	6,096	13,570	48,401
Total	$9,363	$9,056	$8,329	$8,025	$7,990	$23,591	$66,354

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

(2)
Includes both operating and finance leases as defined by FASB guidance. Leases are primarily for (i) railcars, (ii) office space, (iii), land, (iv) vehicles, (v) storage tanks and (vi) tractor trailers. See Note 11 to our Condensed Consolidated Financial Statements for additional information.

(3)
Includes (i) other long-term liabilities, (ii) storage, processing and transportation agreements (including certain agreements for which the amount and timing of expected payments is subject to the completion of underlying construction projects), (iii) certain rights-of-way easements and (iv) noncancelable commitments related to our capital expansion projects, including projected contributions for our share of the capital spending of our equity method investments. The transportation agreements include approximately $1.7 billion associated with agreements to transport crude oil at posted tariff rates on pipelines that are owned by equity method investees. Our commitment to transport is supported by crude oil buy/sell or other agreements with third parties (including Oxy) with commensurate quantities.

(4)
Amounts are primarily based on estimated volumes and market prices based on average activity during March 2019. The actual physical volume purchased and actual settlement prices will vary from the assumptions used in the table. Uncertainties involved in these estimates include levels of production at the wellhead, weather conditions, changes in market prices and other conditions beyond our control.

Letters of Credit. In connection with supply and logistics activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil, NGL and natural gas. Additionally, we issue letters of credit to support insurance programs, derivative transactions, including hedging-related margin obligations, and construction activities. At March 31, 2019 and December 31, 2018, we had outstanding letters of credit of approximately $155 million and $184 million, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

Recent Accounting Pronouncements

See Note 2 to our Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

For a discussion regarding our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” under Item 7 of our 2018 Annual Report on Form 10-K.

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

Other factors described herein, as well as factors that are unknown or unpredictable, could also have a material adverse effect on future results. Please read “Risk Factors” discussed in Item 1A. of our 2018 Annual Report on Form 10-K. Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information.

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

The fair value of our commodity derivatives and the change in fair value as of March 31, 2019 that would be expected from a 10% price increase or decrease is shown in the table below (in millions):

	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease
Crude oil	$336	$(29)	$33
Natural gas	(12)	$6	$(6)
NGL and other	29	$(15)	$15
Total fair value	$353

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

Interest Rate Risk

Our use of variable rate debt and any forecasted issuances of fixed rate debt expose us to interest rate risk. Therefore, from time to time, we use interest rate derivatives to hedge interest rate risk associated with anticipated interest payments and, in certain cases, outstanding debt instruments. All of PAA’s senior notes are fixed rate notes and thus are not subject to interest rate risk. Our variable rate debt outstanding at March 31, 2019, approximately $200 million, was subject to interest rate re-sets that range from one day to approximately one month. The average interest rate on variable rate debt that was outstanding during the three months ended March 31, 2019 was 3.3%, based upon rates in effect during such period. The fair value of our interest rate derivatives was a liability of $30 million as of March 31, 2019. A 10% increase in the forward LIBOR curve as of March 31, 2019 would have resulted in an increase of $21 million to the fair value of our interest rate derivatives. A 10% decrease in the forward LIBOR curve as of March 31, 2019 would have resulted in a decrease of $21 million to the fair value of our interest rate derivatives. See Note 10 to our Condensed Consolidated Financial Statements for a discussion of our interest rate risk hedging activities.

Currency Exchange Rate Risk

We use foreign currency derivatives to hedge foreign currency exchange rate risk associated with our exposure to fluctuations in the USD-to-CAD exchange rate. Because a significant portion of our Canadian business is conducted in CAD, we use certain financial instruments to minimize the risks of unfavorable changes in exchange rates. These instruments include foreign currency exchange contracts, forwards and options. The fair value of our foreign currency derivatives was a liability of $1 million as of March 31, 2019. A 10% increase in the exchange rate (USD-to-CAD) would have resulted in a decrease of $14 million to the fair value of our foreign currency derivatives. A 10% decrease in the exchange rate (USD-to-CAD) would have resulted in an increase of $14 million to the fair value of our foreign currency derivatives. See Note 10 to our Condensed Consolidated Financial Statements for a discussion of our currency exchange rate risk hedging.

Preferred Distribution Rate Reset Option

The Preferred Distribution Rate Reset Option of PAA’s Series A preferred units is an embedded derivative that must be bifurcated from the related host contract, PAA’s partnership agreement, and recorded at fair value in our Condensed Consolidated Balance Sheets. The valuation model utilized for this embedded derivative contains inputs including PAA’s common unit price, ten-year U.S. treasury rates, default probabilities and timing estimates to ultimately calculate the fair value of PAA’s Series A preferred units with and without the Preferred Distribution Rate Reset Option. The fair value of this embedded derivative was a liability of $13 million as of March 31, 2019. A 10% increase or decrease in the fair value would have an impact of $1 million. See Note 10 to our Condensed Consolidated Financial Statements for a discussion of embedded derivatives.

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

Applicable SEC rules require an evaluation of the effectiveness of our DCP. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our DCP as of March 31, 2019, the end of the period covered by this report, and, based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our DCP is effective.

Changes in Internal Control over Financial Reporting

In addition to the information concerning our DCP, we are required to disclose certain changes in internal control over financial reporting. We implemented new processes and internal controls in connection with our adoption on January 1, 2019 of FASB accounting standard ASU 2016-02, Leases (Topic 842). Further, we plan to implement a new lease accounting system during 2019.

Except as discussed above, there have been no other changes in our internal control over financial reporting during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

For a discussion regarding our risk factors, see Item 1A. of our 2018 Annual Report on Form 10-K. Those risks and uncertainties are not the only ones facing us and there may be additional matters of which we are unaware or that we currently consider immaterial. All of those risks and uncertainties could adversely affect our business, financial condition and/or results of operations.

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

May 9, 2019

	By:	/s/ Al Swanson
Al Swanson,
Executive Vice President and Chief Financial Officer of PAA GP Holdings LLC (Principal Financial Officer)

May 9, 2019

	By:	/s/ Chris Herbold
Chris Herbold,
Senior Vice President and Chief Accounting Officer of PAA GP Holdings LLC (Principal Accounting Officer)

May 9, 2019