Form 10-Q
period 2019-09-30
PLAINS GP HOLDINGS LP
filed 2019-11-07
CIK 1581990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________________________________________

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
As of October 31, 2019, there were 182,006,009 Class A Shares outstanding.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$611	$69
Restricted cash	59	—
Trade accounts receivable and other receivables, net	2,912	2,454
Inventory	816	640
Other current assets	280	373
Total current assets	4,678	3,536

PROPERTY AND EQUIPMENT	18,729	17,905
Accumulated depreciation	(3,460)	(3,103)
Property and equipment, net	15,269	14,802

OTHER ASSETS
Goodwill	2,532	2,521
Investments in unconsolidated entities	3,485	2,702
Deferred tax asset	1,301	1,304
Linefill and base gas	930	916
Long-term operating lease right-of-use assets, net	443	—
Long-term inventory	159	136
Other long-term assets, net	893	913
Total assets	$29,690	$26,830

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES
Trade accounts payable	$3,034	$2,705
Short-term debt	1,084	66
Other current liabilities	755	687
Total current liabilities	4,873	3,458

LONG-TERM LIABILITIES
Senior notes, net	8,937	8,941
Other long-term debt, net	236	202
Long-term operating lease liabilities	348	—
Other long-term liabilities and deferred credits	873	910
Total long-term liabilities	10,394	10,053

COMMITMENTS AND CONTINGENCIES (NOTE 13)

PARTNERS’ CAPITAL
Class A shareholders (182,006,009 and 159,485,588 shares outstanding, respectively)	2,155	1,846
Noncontrolling interests	12,268	11,473
Total partners’ capital	14,423	13,319
Total liabilities and partners’ capital	$29,690	$26,830
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
REVENUES
Supply and Logistics segment revenues	$7,541	$8,482	$23,477	$24,374
Transportation segment revenues	196	161	581	458
Facilities segment revenues	149	149	457	437
Total revenues	7,886	8,792	24,515	25,269

COSTS AND EXPENSES
Purchases and related costs	6,855	7,768	21,218	22,838
Field operating costs	316	326	983	931
General and administrative expenses	75	75	229	235
Depreciation and amortization	157	129	441	386
(Gains)/losses on asset sales and asset impairments, net	(7)	2	(7)	(79)
Total costs and expenses	7,396	8,300	22,864	24,311

OPERATING INCOME	490	492	1,651	958

OTHER INCOME/(EXPENSE)
Equity earnings in unconsolidated entities	102	110	274	281
Gain on investment in unconsolidated entities	4	210	271	210
Interest expense (net of capitalized interest of $7, $8, $29 and $21, respectively)	(108)	(110)	(311)	(327)
Other income/(expense), net	5	(3)	23	8

INCOME BEFORE TAX	493	699	1,908	1,130
Current income tax expense	(19)	(14)	(72)	(34)
Deferred income tax expense	(43)	(9)	(65)	(50)

NET INCOME	431	676	1,771	1,046
Net income attributable to noncontrolling interests	(361)	(565)	(1,488)	(892)
NET INCOME ATTRIBUTABLE TO PAGP	$70	$111	$283	$154

BASIC NET INCOME PER CLASS A SHARE	$0.41	$0.70	$1.73	$0.98

DILUTED NET INCOME PER CLASS A SHARE	$0.41	$0.70	$1.72	$0.98

BASIC WEIGHTED AVERAGE CLASS A SHARES OUTSTANDING	168	158	163	157

DILUTED WEIGHTED AVERAGE CLASS A SHARES OUTSTANDING	168	158	165	157

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Net income	$431	$676	$1,771	$1,046
Other comprehensive income/(loss)	(99)	76	10	(46)
Comprehensive income	332	752	1,781	1,000
Comprehensive income attributable to noncontrolling interests	(285)	(624)	(1,496)	(856)
Comprehensive income attributable to PAGP	$47	$128	$285	$144

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
(in millions)

	Derivative Instruments	Translation Adjustments	Other	Total
	(unaudited)
Balance at December 31, 2018	$(177)	$(853)	$—	$(1,030)

Reclassification adjustments	7	—	—	7
Unrealized loss on hedges	(111)	—	—	(111)
Currency translation adjustments	—	113	—	113
Other	—	—	1	1
Total period activity	(104)	113	1	10
Balance at September 30, 2019	$(281)	$(740)	$1	$(1,020)

	Derivative Instruments	Translation Adjustments	Other	Total
	(unaudited)
Balance at December 31, 2017	$(223)	$(548)	$1	$(770)

Reclassification adjustments	6	—	—	6
Unrealized gain on hedges	60	—	—	60
Currency translation adjustments	—	(112)	—	(112)
Total period activity	66	(112)	—	(46)
Balance at September 30, 2018	$(157)	$(660)	$1	$(816)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30,
	2019	2018
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,771	$1,046
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	441	386
(Gains)/losses on asset sales and asset impairments, net	(7)	(79)
Equity-indexed compensation expense	31	59
Inventory valuation adjustments	11	—
Deferred income tax expense	65	50
Settlement of terminated interest rate hedging instruments	(55)	14
Change in fair value of Preferred Distribution Rate Reset Option (Note 10)	(16)	(3)
Equity earnings in unconsolidated entities	(274)	(281)
Distributions on earnings from unconsolidated entities	307	324
Gain on investment in unconsolidated entities	(271)	(210)
Other	22	22
Changes in assets and liabilities, net of acquisitions	(251)	(36)
Net cash provided by operating activities	1,774	1,292

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in connection with acquisitions, net of cash acquired	(47)	—
Investments in unconsolidated entities	(367)	(300)
Additions to property, equipment and other	(919)	(1,184)
Proceeds from sales of assets	8	1,298
Return of investment from unconsolidated entities	—	10
Cash paid for purchases of linefill and base gas	(33)	—
Other investing activities	(9)	(8)
Net cash used in investing activities	(1,367)	(184)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under PAA commercial paper program (Note 8)	—	(63)
Net repayments under PAA senior secured hedged inventory facility (Note 8)	—	(479)
Proceeds from PAA GO Zone term loans	—	200
Proceeds from the issuance of PAA senior notes (Note 8)	998	—
Distributions paid to Class A shareholders (Note 9)	(165)	(142)
Distributions paid to noncontrolling interests (Note 9)	(717)	(611)
Sale of noncontrolling interest in a subsidiary (Note 9)	128	—
Other financing activities	(45)	(17)
Net cash provided by/(used in) financing activities	199	(1,112)

Effect of translation adjustment	(5)	(3)

Net increase/(decrease) in cash and cash equivalents and restricted cash	601	(7)
Cash and cash equivalents and restricted cash, beginning of period	69	40
Cash and cash equivalents and restricted cash, end of period	$670	$33

Cash paid for:
Interest, net of amounts capitalized	$263	$281
Income taxes, net of amounts refunded	$110	$20

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(in millions)

	Class A Shareholders	Noncontrolling Interests	Total Partners’ Capital
	(unaudited)
Balance at December 31, 2018	$1,846	$11,473	$13,319
Net income	283	1,488	1,771
Distributions (Note 9)	(165)	(729)	(894)
Deferred tax asset	92	—	92
Other comprehensive income	2	8	10
Change in ownership interest in connection with Exchange Right exercises (Note 9)	100	(100)	—
Equity-indexed compensation expense	4	10	14
Sale of noncontrolling interest in a subsidiary (Note 9)	—	128	128
Other	(7)	(10)	(17)
Balance at September 30, 2019	$2,155	$12,268	$14,423

	Class A Shareholders	Noncontrolling Interests	Total Partners’ Capital
	(unaudited)
Balance at June 30, 2019	$2,036	$12,306	$14,342
Net income	70	361	431
Distributions (Note 9)	(60)	(255)	(315)
Deferred tax asset	65	—	65
Other comprehensive loss	(23)	(76)	(99)
Change in ownership interest in connection with Exchange Right exercises (Note 9)	69	(69)	—
Equity-indexed compensation expense	1	5	6
Other	(3)	(4)	(7)
Balance at September 30, 2019	$2,155	$12,268	$14,423

 The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(continued)
(in millions)

	Class A Shareholders	Noncontrolling Interests	Total Partners’ Capital
	(unaudited)
Balance at December 31, 2017	$1,695	$10,663	$12,358
Impact of adoption of ASU 2017-05	24	89	113
Balance at January 1, 2018	1,719	10,752	12,471
Net income	154	892	1,046
Distributions	(142)	(660)	(802)
Deferred tax asset	11	—	11
Other comprehensive loss	(10)	(36)	(46)
Change in ownership interest in connection with Exchange Right exercises	6	(6)	—
Equity-indexed compensation expense	6	31	37
Other	3	(9)	(6)
Balance at September 30, 2018	$1,747	$10,964	$12,711

	Class A Shareholders	Noncontrolling Interests	Total Partners’ Capital
	(unaudited)
Balance at June 30, 2018	$1,661	$10,554	$12,215
Net income	111	565	676
Distributions	(48)	(219)	(267)
Deferred tax asset	2	—	2
Other comprehensive income	17	59	76
Change in ownership interest in connection with Exchange Right exercises	3	(3)	—
Equity-indexed compensation expense	2	12	14
Other	(1)	(4)	(5)
Balance at September 30, 2018	$1,747	$10,964	$12,711

 The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Basis of Consolidation and Presentation

Organization

Plains GP Holdings, L.P. (“PAGP”) is a Delaware limited partnership formed in July 2013 that has elected to be taxed as a corporation for United States federal income tax purposes. PAGP does not directly own any operating assets; as of September 30, 2019, its principal sources of cash flow are derived from an indirect investment in Plains All American Pipeline, L.P. (“PAA”), a publicly traded Delaware limited partnership. As used in this Form 10-Q and unless the context indicates otherwise (taking into account the fact that PAGP has no operating activities apart from those conducted by PAA and its subsidiaries), the terms “Partnership,” “we,” “us,” “our,” “ours” and similar terms refer to PAGP and its subsidiaries.

As of September 30, 2019, PAGP owned (i) a 100% managing member interest in Plains All American GP LLC (“GP LLC”), an entity that has also elected to be taxed as a corporation for United States federal income tax purposes and (ii) an approximate 73% limited partner interest in Plains AAP, L.P. (“AAP”) through our direct ownership of approximately 181.0 million Class A units of AAP (“AAP units”) and indirect ownership of approximately 1.0 million AAP units through GP LLC. GP LLC is a Delaware limited liability company that also holds the non-economic general partner interest in AAP. AAP is a Delaware limited partnership that, as of September 30, 2019, directly owned a limited partner interest in PAA through its ownership of approximately 252.2 million PAA common units (approximately 32% of PAA’s total outstanding common units and Series A preferred units combined). AAP is the sole member of PAA GP LLC (“PAA GP”), a Delaware limited liability company that directly holds the non-economic general partner interest in PAA.

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Definitions

Additional defined terms are used in this Form 10-Q and shall have the meanings indicated below:

AOCI	=	Accumulated other comprehensive income/(loss)
ASC	=	Accounting Standards Codification
ASU	=	Accounting Standards Update
Bcf	=	Billion cubic feet
Btu	=	British thermal unit
CAD	=	Canadian dollar
CODM	=	Chief Operating Decision Maker
EBITDA	=	Earnings before interest, taxes, depreciation and amortization
EPA	=	United States Environmental Protection Agency
FASB	=	Financial Accounting Standards Board
GAAP	=	Generally accepted accounting principles in the United States
ICE	=	Intercontinental Exchange
ISDA	=	International Swaps and Derivatives Association
LIBOR	=	London Interbank Offered Rate
LTIP	=	Long-term incentive plan
Mcf	=	Thousand cubic feet
MMbls	=	Million barrels
NGL	=	Natural gas liquids, including ethane, propane and butane
NYMEX	=	New York Mercantile Exchange
SEC	=	United States Securities and Exchange Commission
TWh	=	Terawatt hour
USD	=	United States dollar
WTI	=	West Texas Intermediate

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

The condensed consolidated balance sheet data as of December 31, 2018 was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and nine months ended September 30, 2019 should not be taken as indicative of results to be expected for the entire year.

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

With the exception of a deferred tax asset of $1.301 billion and $1.304 billion as of September 30, 2019 and December 31, 2018, respectively, substantially all assets and liabilities presented on PAGP’s Condensed Consolidated Balance Sheet are those of PAA. Only the assets of each respective VIE can be used to settle the obligations of that individual VIE, and the creditors of each/either of those VIEs do not have recourse against the general credit of PAGP. PAGP did not provide any financial support to PAA or AAP during the nine months ended September 30, 2019 or the year ended December 31, 2018. See Note 16 to our Consolidated Financial Statements included in Part IV of our 2018 Annual Report on Form 10-K for information regarding the Omnibus Agreement entered into in connection with the Simplification Transactions.

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

September 30, 2019
Cash and cash equivalents	$611
Restricted cash	59
Total cash and cash equivalents and restricted cash	$670

We did not have any restricted cash as of December 31, 2018.

Recent Accounting Pronouncements

Except as discussed below and in our 2018 Annual Report on Form 10-K, there have been no new accounting pronouncements that have become effective or have been issued during the nine months ended September 30, 2019 that are of significance or potential significance to us.

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounting Standards Updates Issued During the Period

In July 2019, the FASB issued 2019-07, Codification Updates to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates, which amended SEC paragraphs in the ASC to reflect the SEC final rule releases Disclosure Update and Simplification, Investment Company Reporting Modernization and other miscellaneous updates. This guidance is effective upon issuance and did not have a material impact on our financial position, results of operations or cash flows.

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

The following tables present our Supply and Logistics segment, Transportation segment and Facilities segment revenues from contracts with customers disaggregated by type of activity (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Supply and Logistics segment revenues from contracts with customers
Crude oil transactions	$7,185	$7,978	$21,716	$22,651
NGL and other transactions	202	556	1,380	2,181
Total Supply and Logistics segment revenues from contracts with customers	$7,387	$8,534	$23,096	$24,832

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Transportation segment revenues from contracts with customers
Tariff activities:
Crude oil pipelines	$532	$435	$1,504	$1,237
NGL pipelines	25	25	75	76
Total tariff activities	557	460	1,579	1,313
Trucking	33	36	106	103
Total Transportation segment revenues from contracts with customers	$590	$496	$1,685	$1,416

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Facilities segment revenues from contracts with customers
Crude oil, NGL and other terminalling and storage	$174	$174	$523	$511
NGL and natural gas processing and fractionation	87	87	262	278
Rail load / unload	20	24	58	56
Total Facilities segment revenues from contracts with customers	$281	$285	$843	$845

Reconciliation to Total Revenues of Reportable Segments. The following tables present the reconciliation of our revenues from contracts with customers to segment revenues and total revenues as disclosed in our Condensed Consolidated Statements of Operations (in millions):

Three Months Ended September 30, 2019	Transportation	Facilities	Supply and Logistics	Total
Revenues from contracts with customers	$590	$281	$7,387	$8,258
Other items in revenues	7	10	155	172
Total revenues of reportable segments	$597	$291	$7,542	$8,430
Intersegment revenues				(544)
Total revenues				$7,886

Three Months Ended September 30, 2018	Transportation	Facilities	Supply and Logistics	Total
Revenues from contracts with customers	$496	$285	$8,534	$9,315
Other items in revenues	2	4	(51)	(45)
Total revenues of reportable segments	$498	$289	$8,483	$9,270
Intersegment revenues				(478)
Total revenues				$8,792

Nine Months Ended September 30, 2019	Transportation	Facilities	Supply and Logistics	Total
Revenues from contracts with customers	$1,685	$843	$23,096	$25,624
Other items in revenues	27	37	384	448
Total revenues of reportable segments	$1,712	$880	$23,480	$26,072
Intersegment revenues				(1,557)
Total revenues				$24,515

Nine Months Ended September 30, 2018	Transportation	Facilities	Supply and Logistics	Total
Revenues from contracts with customers	$1,416	$845	$24,832	$27,093
Other items in revenues	11	21	(456)	(424)
Total revenues of reportable segments	$1,427	$866	$24,376	$26,669
Intersegment revenues				(1,400)
Total revenues				$25,269

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Minimum Volume Commitments. We have certain agreements that require counterparties to transport or throughput a minimum volume over an agreed upon period. At September 30, 2019 and December 31, 2018, counterparty deficiencies associated with contracts with customers and buy/sell arrangements that include minimum volume commitments totaled $50 million and $62 million, respectively, of which $30 million and $40 million, respectively, was recorded as a contract liability. The remaining balance of $20 million and $22 million at September 30, 2019 and December 31, 2018, respectively, was related to deficiencies for which the counterparties had not met their contractual minimum commitments and were not reflected in our Condensed Consolidated Financial Statements as we had not yet billed or collected such amounts.

Contract Balances. Our contract balances consist of amounts received associated with services or sales for which we have not yet completed the related performance obligation. The following table presents the change in the contract liability balance during the nine months ended September 30, 2019 (in millions):

Contract Liabilities
Balance at December 31, 2018	$338
Amounts recognized as revenue	(226)
Additions	82
Other	(1)
Balance at September 30, 2019	$193

Remaining Performance Obligations. Topic 606 requires a presentation of information about partially and wholly unsatisfied performance obligations under contracts that exist as of the end of the period. The information includes the amount of consideration allocated to those remaining performance obligations and the timing of revenue recognition of those remaining performance obligations. Certain contracts meet the requirements for the presentation as remaining performance obligations. These arrangements include a fixed minimum level of service, typically a set volume of service, and do not contain any variability other than expected timing within a limited range. These contracts are all within the scope of Topic 606. The following table presents the amount of consideration associated with remaining performance obligations for the population of contracts with external customers meeting the presentation requirements as of September 30, 2019 (in millions):

	Remainder of 2019	2020	2021	2022	2023	2024 and Thereafter
Pipeline revenues supported by minimum volume commitments and capacity agreements (1)	$41	$162	$171	$169	$167	$849
Storage, terminalling and throughput agreement revenues	114	369	270	211	176	483
Total	$155	$531	$441	$380	$343	$1,332

(1)	Calculated as volumes committed under contracts multiplied by the current applicable tariff rate.

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

Accounts receivable from the sale of crude oil are generally settled with counterparties on the industry settlement date, which is typically in the month following the month in which the title transfers. Otherwise, we generally invoice customers within 30 days of when the products or services were provided and generally require payment within 30 days of the invoice date. We review all outstanding accounts receivable balances on a monthly basis and record a reserve for amounts that we expect will not be fully recovered. We do not apply actual balances against the reserve until we have exhausted substantially all collection efforts. At September 30, 2019 and December 31, 2018, substantially all of our trade accounts receivable (net of allowance for doubtful accounts) were less than 30 days past their scheduled invoice date. Our allowance for doubtful accounts receivable totaled $3 million at both September 30, 2019 and December 31, 2018. Although we consider our allowance for doubtful accounts receivable to be adequate, actual amounts could vary significantly from estimated amounts.

The following is a reconciliation of trade accounts receivable from revenues from contracts with customers to total Trade accounts receivable and other receivables, net as presented on our Condensed Consolidated Balance Sheets (in millions):

	September 30, 2019	December 31, 2018
Trade accounts receivable arising from revenues from contracts with customers	$2,628	$2,277
Other trade accounts receivables and other receivables (1)	3,076	2,732
Impact due to contractual rights of offset with counterparties	(2,792)	(2,555)
Trade accounts receivable and other receivables, net	$2,912	$2,454

(1)	The balance is comprised primarily of accounts receivable associated with buy/sell arrangements that are not within the scope of Topic 606.

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

For the three and nine months ended September 30, 2019 and 2018, the possible exchange of any AAP units would have had an antidilutive effect on basic net income per Class A share. For the three months ended September 30, 2019 and the three and nine months ended September 30, 2018, the possible exchange of AAP Management units would not have had a dilutive effect on basic net income per Class A share. For the nine months ended September 30, 2019, the possible exchange of AAP Management Units would have had a dilutive effect on basic net income per Class A share. For the three and nine months ended September 30, 2019 and 2018, our PAGP LTIP awards were dilutive; however, there were less than 0.1 million dilutive LTIP awards for each period, which did not change the presentation of weighted average Class A shares outstanding or net income per Class A share.

The following table sets forth the computation of basic and diluted net income per Class A share (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic Net Income per Class A Share
Net income attributable to PAGP	$70	$111	$283	$154
Basic weighted average Class A shares outstanding	168	158	163	157

Basic net income per Class A share	$0.41	$0.70	$1.73	$0.98

Diluted Net Income per Class A Share
Net income attributable to PAGP	$70	$111	$283	$154
Incremental net income attributable to PAGP resulting from assumed exchange of AAP Management Units	—	—	1	—
Net income attributable to PAGP including incremental net income from assumed exchange of AAP Management Units	$70	$111	$284	$154

Basic weighted average Class A shares outstanding	168	158	163	157
Dilutive shares resulting from assumed exchange of AAP Management Units	—	—	2	—
Diluted weighted average Class A shares outstanding	168	158	165	157

Diluted net income per Class A share	$0.41	$0.70	$1.72	$0.98

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5—Inventory, Linefill and Base Gas and Long-term Inventory

Inventory, linefill and base gas and long-term inventory consisted of the following (barrels and natural gas volumes in thousands and carrying value in millions):

	September 30, 2019				December 31, 2018
	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)
Inventory
Crude oil	11,481	barrels	$616	$53.65	9,657	barrels	$367	$38.00
NGL	12,449	barrels	182	$14.62	10,384	barrels	262	$25.23
Other	N/A		18	N/A	N/A		11	N/A
Inventory subtotal			816				640

Linefill and base gas
Crude oil	13,513	barrels	775	$57.35	13,312	barrels	761	$57.17
NGL	1,715	barrels	47	$27.41	1,730	barrels	47	$27.17
Natural gas	24,976	Mcf	108	$4.32	24,976	Mcf	108	$4.32
Linefill and base gas subtotal			930				916

Long-term inventory
Crude oil	2,587	barrels	138	$53.34	1,890	barrels	79	$41.80
NGL	1,707	barrels	21	$12.30	2,368	barrels	57	$24.07
Long-term inventory subtotal			159				136

Total			$1,905				$1,692

(1)
Price per unit of measure is comprised of a weighted average associated with various grades, qualities and locations. Accordingly, these prices may not coincide with any published benchmarks for such products.

Note 6—Goodwill

Goodwill by segment and changes in goodwill are reflected in the following table (in millions):

	Transportation	Facilities	Supply and Logistics	Total
Balance at December 31, 2018	$1,040	$978	$503	$2,521
Foreign currency translation adjustments	7	2	2	11
Balance at September 30, 2019	$1,047	$980	$505	$2,532

We utilized a quantitative assessment in our goodwill impairment test as of June 30, 2019 and determined that there was no impairment of goodwill.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7—Investments in Unconsolidated Entities

Our investments in unconsolidated entities consisted of the following (in millions, except percentage data):

		Ownership Interest at	Investment Balance
Entity (1)	Type of Operation	September 30, 2019	September 30, 2019	December 31, 2018
Advantage Pipeline Holdings LLC	Crude Oil Pipeline	50%	$74	$72
BridgeTex Pipeline Company, LLC	Crude Oil Pipeline	20%	432	435
Cactus II Pipeline LLC	Crude Oil Pipeline	65%	666	455
Caddo Pipeline LLC	Crude Oil Pipeline	50%	66	65
Capline Pipeline Company LLC	Crude Oil Pipeline (2)	54%	462	—
Cheyenne Pipeline LLC	Crude Oil Pipeline	50%	44	44
Diamond Pipeline LLC	Crude Oil Pipeline	50%	476	479
Eagle Ford Pipeline LLC	Crude Oil Pipeline	50%	386	383
Eagle Ford Terminals Corpus Christi LLC (“Eagle Ford Terminals”)	Crude Oil Terminal and Dock	50%	124	108
Midway Pipeline LLC	Crude Oil Pipeline	50%	76	78
Red Oak Pipeline LLC (“Red Oak”)	Crude Oil Pipeline (3)	50%	3	—
Saddlehorn Pipeline Company, LLC	Crude Oil Pipeline	40%	227	215
Settoon Towing, LLC	Barge Transportation Services	50%	58	58
STACK Pipeline LLC	Crude Oil Pipeline	50%	116	120
White Cliffs Pipeline, LLC	Crude Oil Pipeline	36%	196	190
Wink to Webster Pipeline LLC (“W2W Pipeline”)	Crude Oil Pipeline (3)	16%	79	—
Total investments in unconsolidated entities			$3,485	$2,702

(1)	Except for Eagle Ford Terminals, which is reported in our Facilities segment, the financial results from the entities are reported in our Transportation segment.

(2)
The Capline pipeline was taken out of service in the fourth quarter of 2018. During the third quarter of 2019, the owners of Capline Pipeline Company LLC sanctioned the reversal of the Capline pipeline system.

(3)	Asset is currently under construction and has not yet been placed in service.

Formations

Capline LLC. During the first quarter of 2019, the owners of the Capline pipeline system, which originates in St. James, Louisiana and terminates in Patoka, Illinois, contributed their undivided joint interests in the system to a newly formed entity, Capline Pipeline Company LLC (“Capline LLC”), in exchange for equity interests in such entity. After the contribution, Capline LLC owns 100% of the pipeline system. Each owner’s undivided joint interest in the Capline pipeline system prior to the transaction is equal to each owner’s equity interest in Capline LLC. Although we own a majority of Capline LLC’s equity, we do not have a controlling financial interest in Capline LLC because the other members have substantive participating rights. Therefore, we account for our ownership interest in Capline LLC as an equity method investment.

Under applicable accounting rules, the transaction resulted in a “loss of control” of our undivided joint interest, which was derecognized and contributed to Capline LLC. The “loss of control” required us to measure our equity interest in Capline LLC at fair value. At the time of the transaction, our 54% undivided joint interest in the Capline pipeline system had a carrying value of $175 million, which primarily related to property and equipment included in our Transportation segment. We determined the fair value of our investment in Capline LLC to be approximately $444 million, resulting in the recognition of a gain of $269 million during the nine months ended September 30, 2019. Such gain is included in “Gain on investment in unconsolidated entities” on our Condensed Consolidated Statement of Operations.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of our investment in Capline LLC was based on an income approach utilizing a discounted cash flow analysis. This approach requires us to make long-term forecasts of future revenues and expenditures. Those forecasts require the use of various assumptions and estimates which include those related to the timing and amount of capital expenditures, the expected tariff rates and volumes of crude oil, and the terminal value. These assumptions are based on a potential reversal of the Capline pipeline and the initiation of southbound service on the Capline pipeline from Patoka to St. James, and potential service on our Diamond joint venture pipeline and the Capline pipeline from Cushing, Oklahoma to St. James. We probability weighted various forecasted cash flow scenarios utilized in the analysis when we considered the possible outcomes. We used a discount rate representing our estimate of the risk adjusted discount rate that would be used by market participants. These projects are dependent upon shipper interest. If shipper interest varies from the levels assumed in our model, the related cash flows, and thus the fair value of our investment, could be materially impacted. The fair value of our investment was determined using significant unobservable inputs, or Level 3 inputs in the fair value hierarchy.

W2W Pipeline. In the first quarter of 2019, we announced the formation of W2W Pipeline, a joint venture with subsidiaries of ExxonMobil and Lotus Midstream, LLC. During the third quarter of 2019, three additional entities joined as partners in W2W Pipeline. As a result, our ownership interest in W2W Pipeline decreased from 20% to 16%. We account for our interest in W2W Pipeline under the equity method of accounting. W2W Pipeline is currently developing a new pipeline system that will originate in the Permian Basin in West Texas and transport crude oil to the Texas Gulf Coast. The pipeline system will provide approximately 1.5 million barrels per day of crude oil and condensate capacity, and the project is targeted to commence operations in 2021. W2W Pipeline has entered into an undivided joint-ownership arrangement with a third party whereby the third party has acquired 29% of the capacity of the pipeline segment from Midland, Texas to Webster, Texas, and W2W Pipeline now owns 71% of this segment of the pipeline.

Red Oak. In June 2019, we announced the formation of Red Oak, a joint venture with a subsidiary of Phillips 66. We own a 50% interest in Red Oak, which is currently developing a new pipeline that will provide crude oil transportation service from Cushing, Oklahoma, and the Permian Basin in West Texas to Corpus Christi, Ingleside, Houston and Beaumont, Texas. Initial service from Cushing to the Gulf Coast is targeted to commence in 2021, subject to receipt of applicable permits and regulatory approvals. We account for our interest in Red Oak under the equity method of accounting.

In addition to contributing cash for construction of the Red Oak pipeline system, we have also entered into a pipeline capacity lease agreement with Red Oak whereby Red Oak has agreed to lease 260,000 barrels of capacity on our Sunrise II pipeline once the Red Oak pipeline system is operational. Once the Red Oak pipeline system is operational, we will record (i) a $155 million increase to our investment in Red Oak associated with our deemed contribution of the value attributable to the capacity lease and (ii) corresponding deferred revenue that will be recognized on a straight-line basis over the initial lease term of 33 years.

Note 8—Debt

Debt consisted of the following (in millions):

	September 30, 2019	December 31, 2018
SHORT-TERM DEBT
PAA senior notes:
2.60% senior notes due December 2019	$500	$—
5.75% senior notes due January 2020	500	—
Other	84	66
Total short-term debt	1,084	66

LONG-TERM DEBT
PAA senior notes, net of unamortized discounts and debt issuance costs of $63 and $59, respectively (1)	8,937	8,941
PAA GO Zone term loans, net of debt issuance costs of $1 and $2, respectively, bearing a weighted-average interest rate of 2.9% and 3.1%, respectively	199	198
Other	37	4
Total long-term debt	9,173	9,143
Total debt (2)	$10,257	$9,209

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	As of December 31, 2018, we classified PAA’s $500 million, 2.60% senior notes due December 2019 as long-term based on PAA’s ability and intent to refinance such amounts on a long-term basis.

(2)
PAA’s fixed-rate senior notes had a face value of approximately $10.0 billion and $9.0 billion at September 30, 2019 and December 31, 2018, respectively. We estimated the aggregate fair value of these notes as of September 30, 2019 and December 31, 2018 to be approximately $10.3 billion and $8.6 billion, respectively. PAA’s fixed-rate senior notes are traded among institutions, and these trades are routinely published by a reporting service. Our determination of fair value is based on reported trading activity near the end of the reporting period. We estimate that the carrying value of outstanding borrowings under PAA’s credit facilities, commercial paper program and GO Zone term loans approximates fair value as interest rates reflect current market rates. The fair value estimates for PAA’s senior notes, credit facilities, commercial paper program and GO Zone term loans are based upon observable market data and are classified in Level 2 of the fair value hierarchy.

Credit Facilities

In August 2019, PAA extended the maturity dates of its senior unsecured revolving credit facility and senior secured hedged inventory facility by one year to August 2024 and August 2022, respectively, for each extending lender.

Borrowings and Repayments

Total borrowings under the PAA credit facilities and commercial paper program for the nine months ended September 30, 2019 and 2018 were approximately $10.5 billion and $38.6 billion, respectively. Total repayments under the PAA credit facilities and commercial paper program were approximately $10.5 billion and $39.2 billion for the nine months ended September 30, 2019 and 2018, respectively. The variance in total gross borrowings and repayments is impacted by various business and financial factors including, but not limited to, the timing, average term and method of general partnership borrowing activities.

Letters of Credit

In connection with our supply and logistics activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil, NGL and natural gas. Additionally, we issue letters of credit to support insurance programs, derivative transactions, including hedging-related margin obligations, and construction activities. At September 30, 2019 and December 31, 2018, we had outstanding letters of credit of $149 million and $184 million, respectively.

Senior Notes

In September 2019, PAA completed the issuance of $1.0 billion, 3.55% senior notes due December 2029 at a public offering price of 99.801%. Interest payments are due on June 15 and December 15 of each year, commencing on June 15, 2020.

In October 2019, PAA sent notice to the holders of its $500 million, 2.60% senior notes due December 2019 that it will redeem the notes on November 15, 2019.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9—Partners’ Capital and Distributions

Shares Outstanding

The following tables present the activity for our Class A shares, Class B shares and Class C shares:

	Class A Shares	Class B Shares	Class C Shares
Outstanding at December 31, 2018	159,485,588	119,604,338	516,938,280
Redemption Right exercises (1)	—	(91,672)	91,672
Other	—	—	226,814
Outstanding at March 31, 2019	159,485,588	119,512,666	517,256,766
Exchange Right exercises (1)	7,331,745	(7,331,745)	—
Redemption Right exercises (1)	—	(12,193,771)	12,193,771
Other	—	—	603,456
Outstanding at June 30, 2019	166,817,333	99,987,150	530,053,993
Exchange Right exercises (1)	15,173,490	(15,173,490)	—
Redemption Right exercises (1)	—	(16,254,598)	16,254,598
Other	15,186	—	588,771
Outstanding at September 30, 2019	182,006,009	68,559,062	546,897,362

	Class A Shares	Class B Shares	Class C Shares
Outstanding at December 31, 2017	156,111,139	126,984,572	510,925,432
Exchange Right exercises (1)	907,899	(907,899)	—
Redemption Right exercises (1)		(39,224)	39,224
Issuance of Series A preferred units by a subsidiary	—	—	1,393,926
Other	—	—	17,766
Outstanding at March 31, 2018	157,019,038	126,037,449	512,376,348
Exchange Right exercises (1)	935,092	(935,092)	—
Redemption Right exercises (1)	—	(3,084,027)	3,084,027
Outstanding at June 30, 2018	157,954,130	122,018,330	515,460,375
Exchange Right exercises (1)	1,195,405	(1,195,405)	—
Redemption Right exercises (1)	—	(183,225)	183,225
Other	11,250	—	494,400
Outstanding at September 30, 2018	159,160,785	120,639,700	516,138,000

(1)	See Note 12 to our Consolidated Financial Statements included in Part IV of our 2018 Annual Report on Form 10-K for information regarding Exchange Rights and Redemption Rights.

Exchange Right and Redemption Right Exercises

During the nine months ended September 30, 2019, an affiliate of The Energy & Minerals Group (“EMG”) and a subsidiary of Occidental Petroleum Corporation (“Oxy”) exercised their Exchange Right and Redemption Right. The Redemption Right exercises resulted in the issuance of additional Class C shares to PAA. The Exchange Right exercises resulted in the transfer of a portion of partners’ capital from noncontrolling interests to our Class A shareholders and the associated recognition of a deferred tax asset that was recorded as a component of partners’ capital as it resulted from transactions with shareholders.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Distributions

The following table details distributions to our Class A shareholders paid during or pertaining to the first nine months of 2019 (in millions, except per share data):

Distribution Payment Date	Distributions to Class A Shareholders	Distributions per Class A Share
November 14, 2019 (1)	$66	$0.36
August 14, 2019	$60	$0.36
May 15, 2019	$57	$0.36
February 14, 2019	$48	$0.30

(1)	Payable to shareholders of record at the close of business on October 31, 2019 for the period from July 1, 2019 through September 30, 2019.

Consolidated Subsidiaries

Noncontrolling Interests in Subsidiaries

As of September 30, 2019, noncontrolling interests in our subsidiaries consisted of (i) limited partner interests in PAA including a 68% interest in PAA’s common units and PAA’s Series A preferred units combined and 100% of PAA’s Series B preferred units, (ii) an approximate 27% limited partner interest in AAP and (iii) a 33% interest in Red River Pipeline Company LLC (“Red River LLC”), as discussed further below.

In May 2019, we formed a joint venture, Red River LLC, with Delek Logistics Partners, LP (“Delek”) on our Red River pipeline system. We received approximately $128 million for Delek’s 33% interest in Red River LLC. We consolidate Red River LLC, with Delek’s 33% interest accounted for as a noncontrolling interest.

Subsidiary Distributions

PAA Series A Preferred Unit Distributions. The following table details distributions to PAA’s Series A preferred unitholders paid during or pertaining to the first nine months of 2019 (in millions, except per unit data):

	Series A Preferred Unitholders
Distribution Payment Date	Cash Distribution	Distribution per Unit
November 14, 2019 (1)	$37	$0.525
August 14, 2019	$37	$0.525
May 15, 2019	$37	$0.525
February 14, 2019	$37	$0.525

(1)
Payable to unitholders of record at the close of business on October 31, 2019 for the period from July 1, 2019 through September 30, 2019. At September 30, 2019, such amount was accrued to distributions payable in “Other current liabilities” on our Condensed Consolidated Balance Sheet.

PAA Series B Preferred Unit Distributions. Distributions on PAA’s Series B preferred units are payable semi-annually in arrears on the 15th day of May and November. The following table details distributions paid or to be paid to PAA’s Series B preferred unitholders during the first nine months of 2019 (in millions, except per unit data):

	Series B Preferred Unitholders
Distribution Payment Date	Cash Distribution	Distribution per Unit
November 15, 2019 (1)	$24.5	$30.625
May 15, 2019	$24.5	$30.625

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Payable to unitholders of record at the close of business on November 1, 2019 for the period from May 15, 2019 through November 14, 2019.

As of September 30, 2019, we had accrued approximately $18 million of distributions payable to PAA’s Series B preferred unitholders in “Other current liabilities” on our Condensed Consolidated Balance Sheet.

PAA Common Unit Distributions. The following table details distributions to PAA’s common unitholders paid during or pertaining to the first nine months of 2019 (in millions, except per unit data):

	Distributions			Cash Distribution per Common Unit
	Common Unitholders		Total Cash Distribution
Distribution Payment Date	Public	AAP
November 14, 2019 (1)	$171	$91	$262	$0.36
August 14, 2019	$166	$96	$262	$0.36
May 15, 2019	$161	$101	$262	$0.36
February 14, 2019	$134	$84	$218	$0.30

(1)	Payable to unitholders of record at the close of business on October 31, 2019 for the period from July 1, 2019 through September 30, 2019.

AAP Distributions. The following table details the distributions to AAP’s partners paid during or pertaining to the first nine months of 2019 from distributions received from PAA (in millions):

	Distribution to AAP’s Partners
Distribution Payment Date	Noncontrolling Interests	PAGP	Total Cash Distributions
November 14, 2019 (1)	$25	$66	$91
August 14, 2019	$36	$60	$96
May 15, 2019	$44	$57	$101
February 14, 2019	$36	$48	$84

(1)	Payable to unitholders of record at the close of business on October 31, 2019 for the period from July 1, 2019 through September 30, 2019.

During the nine months ended September 30, 2019, distributions of $4 million were paid to noncontrolling interests in Red River LLC.

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

Commodity Purchases and Sales — In the normal course of our operations, we purchase and sell commodities. We use derivatives to manage the associated risks and to optimize profits. As of September 30, 2019, net derivative positions related to these activities included:

•	A net long position of 3.1 million barrels associated with our crude oil purchases, which was unwound ratably during October 2019 to match monthly average pricing.

•	A net short time spread position of 6.9 million barrels, which hedges a portion of our anticipated crude oil lease gathering purchases through December 2020.

•	A net crude oil basis spread position of 23.1 million barrels at multiple locations through December 2021. These derivatives allow us to lock in grade basis differentials.

•	A net short position of 12.1 million barrels through December 2021 related to anticipated net sales of crude oil and NGL inventory.

Storage Capacity Utilization — For capacity allocated to our supply and logistics operations, we have utilization risk in a backwardated market structure. As of September 30, 2019, we used derivatives to manage the risk that a portion of our storage capacity will not be utilized (an average of approximately 0.9 million barrels per month of storage capacity through January 2021). These positions involve no outright price exposure, but instead enable us to profitably use the capacity to store hedged crude oil.

Natural Gas Processing/NGL Fractionation — We purchase natural gas for processing and operational needs. Additionally, we purchase NGL mix for fractionation and sell the resulting individual specification products (including ethane, propane, butane and condensate). In conjunction with these activities, we hedge the price risk associated with the purchase of the natural gas and the subsequent sale of the individual specification products. The following table summarizes our open derivative positions utilized to hedge the price risk associated with anticipated purchases and sales related to our natural gas processing and NGL fractionation activities as of September 30, 2019:

Notional Volume
	(Short)/Long	Remaining Tenor
Natural gas purchases	59.5 Bcf	December 2022
Propane sales	(5.7) MMbls	March 2021
Butane sales	(2.7) MMbls	March 2021
Condensate sales (WTI position)	(0.7) MMbls	March 2021
Specification products sales (put option)	0.1 MMbls	March 2020
Power supply requirements (1)	1.0 TWh	December 2022

(1)	Power position to hedge a portion of our power supply requirements at our Canadian natural gas processing and fractionation plants.

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

The following table summarizes the terms of our outstanding interest rate derivatives as of September 30, 2019 (notional amounts in millions):

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

The following table summarizes our open forward exchange contracts as of September 30, 2019 (in millions):

		USD	CAD	Average Exchange Rate USD to CAD
Forward exchange contracts that exchange CAD for USD:
	2019	$42	$56	$1.00 - $1.32

Forward exchange contracts that exchange USD for CAD:
	2019	$98	$130	$1.00 - $1.32

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the impact of our derivatives recognized in earnings is as follows (in millions):

	Three Months Ended September 30, 2019
Location of Gain/(Loss)	Commodity Derivatives	Foreign Currency Derivatives	Preferred Distribution Rate Reset Option	Interest Rate Derivatives	Total
Supply and Logistics segment revenues (1)	$149	$(1)	$—	$—	$148
Field operating costs (1)	4	—	—	—	4
Interest expense, net (2)	—	—	—	(2)	(2)
Other income/(expense), net (1)	—	—	1	—	1
Total gain/(loss) on derivatives recognized in net income	$153	$(1)	$1	$(2)	$151

	Three Months Ended September 30, 2018
Location of Gain/(Loss)	Commodity Derivatives	Foreign Currency Derivatives	Preferred Distribution Rate Reset Option	Interest Rate Derivatives	Total
Supply and Logistics segment revenues (1)	$(59)	$5	$—	$—	$(54)
Field operating costs (1)	(1)	—	—	—	(1)
Interest expense, net (2)	—	—	—	(2)	(2)
Other income/(expense), net (1)	—	—	(2)	—	(2)
Total gain/(loss) on derivatives recognized in net income	$(60)	$5	$(2)	$(2)	$(59)

	Nine Months Ended September 30, 2019
Location of Gain/(Loss)	Commodity Derivatives	Foreign Currency Derivatives	Preferred Distribution Rate Reset Option	Interest Rate Derivatives	Total
Supply and Logistics segment revenues (1)	$380	$6	$—	$—	$386
Field operating costs (1)	15	—	—	—	15
Interest expense, net (2)	—	—	—	(7)	(7)
Other income/(expense), net (1)	—	—	16	—	16
Total gain/(loss) on derivatives recognized in net income	$395	$6	$16	$(7)	$410

	Nine Months Ended September 30, 2018
Location of Gain/(Loss)	Commodity Derivatives	Foreign Currency Derivatives	Preferred Distribution Rate Reset Option	Interest Rate Derivatives	Total
Supply and Logistics segment revenues (1)	$(443)	$(7)	$—	$—	$(450)
Field operating costs (1)	—	—	—	—	—
Interest expense, net (2)	—	—	—	(3)	(3)
Other income/(expense), net (1)	—	—	3	—	3
Total gain/(loss) on derivatives recognized in net income	$(443)	$(7)	$3	$(3)	$(450)

(1)	Derivatives not designated as a hedge.

(2)	Derivatives in hedging relationships.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the derivative assets and liabilities on our Condensed Consolidated Balance Sheet on a gross basis as of September 30, 2019 (in millions):

	Derivatives Not Designated As Hedging Instruments
Balance Sheet Location	Commodity Derivatives	Foreign Currency Derivatives	Preferred Distribution Rate Reset Option	Total	Interest Rate Derivatives (1)	Total Derivatives
Derivative Assets
Other current assets	$376	$—	$—	$376	$—	$376
Other long-term assets, net	59	—	—	59	—	59
Other current liabilities	2	—	—	2	—	2
Total Derivative Assets	$437	$—	$—	$437	$—	$437

Derivative Liabilities
Other current assets	$(67)	$—	$—	$(67)	$—	$(67)
Other long-term assets, net	(5)	—	—	(5)	—	(5)
Other current liabilities	(14)	(1)	—	(15)	(64)	(79)
Other long-term liabilities and deferred credits	(14)	—	(19)	(33)	—	(33)
Total Derivative Liabilities	$(100)	$(1)	$(19)	$(120)	$(64)	$(184)

(1)	Derivatives in hedging relationships.

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

	September 30, 2019	December 31, 2018
Initial margin	$96	$95
Variation margin returned	(131)	(91)
Letters of credit	(75)	(84)
Net broker payable	$(110)	$(80)

The following table presents information about derivative financial assets and liabilities that are subject to offsetting, including enforceable master netting arrangements (in millions):

	September 30, 2019		December 31, 2018
	Derivative Asset Positions	Derivative Liability Positions	Derivative Asset Positions	Derivative Liability Positions
Netting Adjustments:
Gross position - asset/(liability)	$437	$(184)	$480	$(262)
Netting adjustment	(74)	74	(192)	192
Cash collateral received	(110)	—	(80)	—
Net position - asset/(liability)	$253	$(110)	$208	$(70)

Balance Sheet Location After Netting Adjustments:
Other current assets	$199	$—	$181	$—
Other long-term assets, net	54	—	27	—
Other current liabilities	—	(77)	—	(20)
Other long-term liabilities and deferred credits	—	(33)	—	(50)
	$253	$(110)	$208	$(70)

As of September 30, 2019, there was a net loss of $281 million deferred in AOCI. The deferred net loss recorded in AOCI is expected to be reclassified to future earnings contemporaneously with (i) the earnings recognition of the underlying hedged commodity transactions or (ii) interest expense accruals associated with underlying debt instruments. Of the total net loss deferred in AOCI at September 30, 2019, we expect to reclassify a net loss of $10 million to earnings in the next twelve months. We estimate that substantially all of the remaining deferred loss will be reclassified to earnings through 2050 as the underlying hedged transactions impact earnings. A portion of these amounts is based on market prices as of September 30, 2019; thus, actual amounts to be reclassified will differ and could vary materially as a result of changes in market conditions.

The following table summarizes the net unrealized gain/(loss) recognized in AOCI for derivatives (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest rate derivatives, net	$(53)	$15	$(111)	$60

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2019 and December 31, 2018, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in PAA’s credit ratings. Although we may be required to post margin on our cleared derivatives as described above, we do not require our non-cleared derivative counterparties to post collateral with us.

Recurring Fair Value Measurements

Derivative Financial Assets and Liabilities

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis (in millions):

	Fair Value as of September 30, 2019				Fair Value as of December 31, 2018
Recurring Fair Value Measures (1)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity derivatives	$167	$190	$(20)	$337	$171	$87	$12	$270
Interest rate derivatives	—	(64)	—	(64)	—	(7)	—	(7)
Foreign currency derivatives	—	(1)	—	(1)	—	(9)	—	(9)
Preferred Distribution Rate Reset Option	—	—	(19)	(19)	—	—	(36)	(36)
Total net derivative asset/(liability)	$167	$125	$(39)	$253	$171	$71	$(24)	$218

(1)	Derivative assets and liabilities are presented above on a net basis but do not include related cash margin deposits.

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

Level 3

Level 3 of the fair value hierarchy includes certain physical commodity and other contracts, over-the-counter options and the Preferred Distribution Rate Reset Option contained in PAA’s partnership agreement which is classified as an embedded derivative.

The fair values of our Level 3 physical commodity and other contracts and over-the-counter options are based on valuation models utilizing significant timing estimates, which involve management judgment, and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. We report unrealized gains and losses associated with these contracts in our Condensed Consolidated Statements of Operations as Supply and Logistics segment revenues.

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

Rollforward of Level 3 Net Asset/(Liability)

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our derivatives classified as Level 3 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Beginning Balance	$(26)	$(18)	$(24)	$(30)
Net gains/(losses) for the period included in earnings	4	(5)	21	2
Settlements	1	—	(10)	7
Derivatives entered into during the period	(18)	—	(26)	(2)
Ending Balance	$(39)	$(23)	$(39)	$(23)

Change in unrealized gains/(losses) included in earnings relating to Level 3 derivatives still held at the end of the period	$(14)	$(5)	$(5)	$—

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents components of lease cost, including both amounts recognized in income and amounts capitalized (in millions):

Lease Cost	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$32	$95
Short-term lease cost	11	32
Other (1)	(1)	—
Total lease cost	$42	$127

(1)	Includes immaterial finance lease costs, variable lease costs and sublease income.

The following table presents information related to cash flows arising from lease transactions (in millions):

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$101
Financing cash flows for finance leases	$13

Non-cash change in lease liabilities arising from obtaining new right of use assets or modifications:
Operating leases	$16
Finance leases	$10

Information related to the weighted-average remaining lease term and discount rate is presented in the table below:

September 30, 2019
Weighted-average remaining lease term (in years):
Operating leases	10.2
Finance leases	3.6

Weighted-average discount rate:
Operating leases	4.5%
Finance leases	2.4%

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amount and location of our operating and finance lease right-of-use assets and liabilities on our Condensed Consolidated Balance Sheet (in millions):

Leases	Balance Sheet Location	September 30, 2019
Assets
Operating lease right-of-use assets	Long-term operating lease right-of-use assets, net	$443

Finance lease right-of-use assets	Property and equipment	$110
	Accumulated depreciation	(15)
	Property and equipment, net	$95

Total lease right-of-use assets		$538

Liabilities
Operating lease liabilities
Current	Other current liabilities	$103
Noncurrent	Long-term operating lease liabilities	348
Total operating lease liabilities		$451

Finance lease liabilities
Current	Short-term debt	$19
Noncurrent	Other long-term debt, net	37
Total finance lease liabilities		$56

Total lease liabilities		$507

The following table presents the maturity of undiscounted cash flows for future minimum lease payments under noncancelable leases as of September 30, 2019 reconciled to our lease liabilities on our Condensed Consolidated Balance Sheet (amounts in millions):

	Operating	Finance
Future minimum lease payments (1):
Remainder of 2019	$31	$5
2020	113	18
2021	93	9
2022	78	10
2023	54	7
Thereafter	247	10
Total	616	59
Less: Present value discount	(165)	(3)
Lease liabilities	$451	$56

(1)	Excludes future minimum payments for short-term and other immaterial leases not included on our Condensed Consolidated Balance Sheet.

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

Our Facilities and Transportation segments enter into agreements to conduct fee-based activities associated with (i) providing storage services primarily for crude oil, NGL and natural gas and (ii) transporting crude oil and NGL. Certain of these agreements convey counterparties the right to direct the operation of physically distinct assets. Such agreements include (i) fixed consideration, which is measured based on an available capacity during the period multiplied by the rate in the agreement, or (ii) a fixed monthly fee and variable consideration based on usage. These agreements often include options to extend or terminate the lease, with advance notice. These agreements are operating leases under Topic 842. For the three and nine months ended September 30, 2019, our lease revenue was not material.

The table below presents the maturity of lease payments for operating lease agreements in effect as of September 30, 2019. This presentation includes minimum fixed lease payments and does not include an estimate of variable lease consideration. These agreements have remaining lease terms ranging from two years to 23 years. The following table presents the undiscounted cash flows expected to be received related to these agreements (in millions):

	Remainder of 2019	2020	2021	2022	2023	Thereafter
Lease revenue	$5	$19	$22	$25	$21	$226

Note 12—Related Party Transactions

See Note 16 to our Consolidated Financial Statements included in Part IV of our 2018 Annual Report on Form 10-K for a complete discussion of our related party transactions.

PAA’s Ownership of our Class C Shares

As of September 30, 2019 and December 31, 2018, PAA owned 546,897,362 and 516,938,280, respectively, Class C shares. The Class C shares represent a non-economic limited partner interest in us that provides PAA, as the sole holder, a “pass-through” voting right through which PAA’s common unitholders and Series A preferred unitholders have the effective right to vote, pro rata with the holders of our Class A and Class B shares, for the election of eligible directors.

Transactions with Other Related Parties

Our other related parties include (i) principal owners and their affiliated entities and (ii) entities in which we hold investments and account for under the equity method of accounting (see Note 7 for additional information regarding such entities). We recognize as our principal owners entities that have a designated representative on the board of directors of our general partner and/or own greater than 10% of the limited partner interests in AAP. Such limited partner interests in AAP translates into a significantly smaller indirect ownership interest in PAA. We also consider subsidiaries or funds identified as affiliated with principal owners to be related parties.

As of September 30, 2019, Kayne Anderson Capital Advisors, L.P. was a principal owner. Through various transactions by EMG in May 2019, EMG’s limited partner interest in AAP was significantly reduced, which caused EMG to lose its right to designate a representative on the board of directors of our general partner. As a result, EMG’s board designee, John T. Raymond, was automatically removed from the board of directors of our general partner. Subsequent to such removal, Mr. Raymond was elected to continue to serve as a director of the board. Additionally, as a result of various transactions by Oxy in September 2019, Oxy no longer holds a limited partner interest in AAP and lost its right to designate a representative on the board of directors of our general partner. As a result, Oxy’s board designee, Oscar Brown, was automatically removed from the board of directors of our general partner. Following these transactions, we no longer recognize EMG or Oxy as a principal owner.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three and nine months ended September 30, 2019 and 2018, we recognized sales and transportation revenues, purchased petroleum products and utilized transportation services from our principal owners and their affiliated entities and our equity method investees. These transactions were conducted at posted tariff rates or prices that we believe approximate market. Included in these transactions was a crude oil buy/sell agreement that includes a multi-year minimum volume commitment. The impact to our Condensed Consolidated Statements of Operations from these transactions is included below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues from related parties (1) (2)	$205	$266	$661	$832

Purchases and related costs from related parties (2)	$(7)	$157	$93	$317

(1)	A majority of these revenues are included in “Supply and Logistics segment revenues” on our Condensed Consolidated Statements of Operations.

(2)
Crude oil purchases that are part of inventory exchanges under buy/sell transactions are netted with the related sales, with any margin presented in “Purchases and related costs” in our Condensed Consolidated Statements of Operations.

Our receivable and payable amounts with these related parties as reflected on our Condensed Consolidated Balance Sheets were as follows (in millions):

	September 30, 2019	December 31, 2018
Trade accounts receivable and other receivables, net from related parties (1) (2)	$165	$144

Trade accounts payable to related parties (1) (2) (3)	$105	$121

(1)	We have a netting arrangement with certain related parties. Receivables and payables are presented net of such amounts.

(2)
Includes amounts related to crude oil purchases and sales, transportation services and amounts owed to us or advanced to us related to expansion projects of equity method investees where we serve as construction manager.

(3)
We have an agreement to transport crude oil at posted tariff rates on a pipeline that is owned by an equity method investee, in which we own a 50% interest. A portion of our commitment to transport is supported by crude oil buy/sell agreements with third parties with commensurate quantities.

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

At September 30, 2019, our estimated undiscounted reserve for environmental liabilities (including liabilities related to the Line 901 incident, as discussed further below) totaled $135 million, of which $62 million was classified as short-term and $73 million was classified as long-term. At December 31, 2018, our estimated undiscounted reserve for environmental liabilities (including liabilities related to the Line 901 incident) totaled $135 million, of which $43 million was classified as short-term and $92 million was classified as long-term. Such short- and long-term environmental liabilities are reflected in “Other current liabilities” and “Other long-term liabilities and deferred credits,” respectively, on our Condensed Consolidated Balance Sheets. At September 30, 2019, we had recorded receivables totaling $62 million for amounts probable of recovery under insurance and from third parties under indemnification agreements, of which $31 million was classified as short-term and $31 million was classified as long-term. At December 31, 2018, we had recorded $61 million of such receivables, of which $28 million was classified as short-term and $33 million was classified as long-term. Such short- and long-term receivables are reflected in “Trade accounts receivable and other receivables, net” and “Other long-term assets, net,” respectively, on our Condensed Consolidated Balance Sheets.

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

Specific Legal, Environmental or Regulatory Matters

Line 901 Incident. In May 2015, we experienced a crude oil release from our Las Flores to Gaviota Pipeline (Line 901) in Santa Barbara County, California. A portion of the released crude oil reached the Pacific Ocean at Refugio State Beach through a drainage culvert. Following the release, we shut down the pipeline and initiated our emergency response plan. A Unified Command, which included the United States Coast Guard, the EPA, the State of California Department of Fish and Wildlife (“CDFW”), the California Office of Spill Prevention and Response and the Santa Barbara Office of Emergency Management, was established for the response effort. Clean-up and remediation operations with respect to impacted shoreline and other areas has been determined by the Unified Command to be complete, and the Unified Command has been dissolved. Our estimate of the amount of oil spilled, based on relevant facts, data and information, is approximately 2,934 barrels; of this amount, we estimate that 598 barrels reached the Pacific Ocean.

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

On May 21, 2015, we received a corrective action order from the United States Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (“PHMSA”), the governmental agency with jurisdiction over the operation of Line 901 as well as over a second stretch of pipeline extending from Gaviota Pump Station in Santa Barbara County to Emidio Pump Station in Kern County, California (Line 903), requiring us to shut down, purge, review, remediate and test Line 901. The corrective action order was subsequently amended on June 3, 2015; November 12, 2015; and June 16, 2016 to require us to take additional corrective actions with respect to both Lines 901 and 903 (as amended, the “CAO”). Among other requirements, the CAO obligated us to conduct a root cause failure analysis with respect to Line 901 and present remedial work plans and restart plans to PHMSA prior to returning Line 901 and 903 to service; the CAO also imposed a pressure restriction on the section of Line 903 between Pentland Pump Station and Emidio Pump Station, which was subsequently lifted, and required us to take other specified actions with respect to both Lines 901 and 903. We intend to continue to comply with the CAO and to cooperate with any other governmental investigations relating to or arising out of the release. Excavation and removal of the affected section of the pipeline was completed on May 28, 2015. Line 901 and Line 903 have been purged and are not currently operational, with the exception of the Pentland to Emidio segment of Line 903, which remains in service. No timeline has been established for the restart of Line 901 or Line 903.

On February 17, 2016, PHMSA issued a Preliminary Factual Report of the Line 901 failure, which contains PHMSA’s preliminary findings regarding factual information about the events leading up to the accident and the technical analysis that has been conducted to date. On May 19, 2016, PHMSA issued its final Failure Investigation Report regarding the Line 901 incident. PHMSA’s findings indicate that the direct cause of the Line 901 incident was external corrosion that thinned the pipe wall to a level where it ruptured suddenly and released crude oil. PHMSA also concluded that there were numerous contributory causes of the Line 901 incident, including ineffective protection against external corrosion, failure to detect and mitigate the corrosion and a lack of timely detection and response to the rupture.  The report also included copies of various engineering and technical reports regarding the incident. By virtue of its statutory authority, PHMSA has the power and authority to impose fines and penalties on us and cause civil or criminal charges to be brought against us. While to date PHMSA has not imposed any such fines or penalties or brought any such civil or criminal charges with respect to the Line 901 release, their investigation is still open and we are likely to have fines or penalties imposed upon us, and civil charges brought against us, in the future.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In late May of 2015, the California Attorney General’s Office and the District Attorney’s office for the County of Santa Barbara (collectively, the “Prosecutors”) began investigating the Line 901 incident to determine whether any applicable state or local laws had been violated. On May 16, 2016, PAA and one of its employees were charged by a California state grand jury, pursuant to an indictment filed in California Superior Court, Santa Barbara County (the “May 2016 Indictment”), with alleged violations of California law in connection with the Line 901 incident. The May 2016 Indictment included a total of 46 counts against PAA. On July 28, 2016, at an arraignment hearing held in California Superior Court in Santa Barbara County, PAA pled not guilty to all counts. Between May of 2016 and May of 2018, 31 of the criminal charges against PAA (including one felony charge) and all of the criminal charges against our employee, were dismissed. The remaining 15 charges were the subject of a jury trial in California Superior Court in Santa Barbara County that began in May of 2018. The jury returned a verdict on September 7, 2018, pursuant to which we were (i) found guilty on one felony discharge count and eight misdemeanor counts (which included one reporting count, one strict liability discharge count and six strict liability animal takings counts) and (ii) found not guilty on one strict liability animal takings count. The jury deadlocked on three counts (including two felony discharge counts and one strict liability animal takings count), and two misdemeanor discharge counts were dropped. On April 25, 2019, PAA was sentenced to pay fines and penalties in the aggregate amount of just under $3.35 million for the convictions covered by the September 2018 jury verdict (the “2019 Sentence”). The fines and penalties imposed in connection with the 2019 Sentence have been paid. The Superior Court also indicated that it would conduct further hearings on the issue of whether there were any “direct victims” of the spill that are entitled to restitution under applicable law. We do not anticipate that the victim restitution, if any, imposed as a result of these proceedings will have a material adverse impact on the financial position or operations of the Partnership. In April of 2019, the Prosecutors announced their intent to re-try the two felony discharge counts for which no jury verdict was returned. The strict liability animal taking count for which no jury verdict was returned has been dismissed. On October 7, 2019, upon motion from Plains, the court dismissed the two remaining felony counts and vacated a second trial on these counts.

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

There were also two securities law class action lawsuits filed on behalf of certain purported investors in PAA and/or PAGP against PAA, PAGP and/or certain of their respective officers, directors and underwriters. Both of these lawsuits were consolidated into a single proceeding in the United States District Court for the Southern District of Texas. In general, these lawsuits alleged that the various defendants violated securities laws by misleading investors regarding the integrity of PAA’s pipelines and related facilities through false and misleading statements, omission of material facts and concealing of the true

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

extent of the spill. The plaintiffs claimed unspecified damages as a result of the reduction in value of their investments in PAA and PAGP, which they attributed to the alleged wrongful acts of the defendants. PAA and PAGP, and the other defendants, denied the allegations in, and moved to dismiss these lawsuits. On March 29, 2017, the Court ruled in our favor dismissing all claims against all defendants. Plaintiffs refiled their complaint. On April 2, 2018, the Court dismissed all of the refiled claims against all defendants with prejudice. Plaintiffs appealed the dismissal, and on July 16, 2019 the Fifth Circuit Court of Appeals affirmed the dismissal. The time period for a further appeal to the U.S. Supreme Court has lapsed so this ruling is now final. Consistent with and subject to the terms of our governing organizational documents (and to the extent applicable, insurance policies), we indemnified and funded the defense costs of our officers and directors in connection with this lawsuit; we also indemnified and funded the defense costs of our underwriters pursuant to the terms of the underwriting agreements we previously entered into with such underwriters.

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

In addition to the foregoing, as the “responsible party” for the Line 901 incident we are liable for various costs and for certain natural resource damages under the Oil Pollution Act. In this regard, following the Line 901 incident, we entered into a cooperative Natural Resource Damage Assessment (“NRDA”) process with the following federal and state agencies designated or authorized by law to act as trustees for the natural resources of the United States and the State of California (collectively, the “Trustees”): the United States Department of Interior, the National Oceanic and Atmospheric Administration, CDFW, the California Department of Parks and Recreation, the California State Lands Commission, and the Regents of the University of California. As part of the NRDA process, PAA and the Trustees jointly and independently planned and conducted a number of natural resource assessment activities related to the Line 901 incident. We are currently involved in discussions with the Trustees to determine the amount we will be required to pay as compensation for injuries to, destruction of, loss of, or loss of use of natural resources resulting from the Line 901 incident. We also have exposure to the payment of additional fines, penalties and costs under other applicable federal, state and local laws, statutes and regulations. We are actively involved in discussions with the relevant federal and state agencies to determine the amount of such fines, penalties and costs, and we have included an estimate of such costs in the loss accrual described below. To the extent any unpaid natural resource damages or other fines, penalties or costs are reasonably estimable, we have included an estimate of such costs in the loss accrual described below.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Taking the foregoing into account, as of September 30, 2019, we estimate that the aggregate total costs we have incurred or will incur with respect to the Line 901 incident will be approximately $380 million, which estimate includes actual and projected emergency response and clean-up costs, natural resource damage assessments and certain third party claims settlements, as well as estimates for fines, penalties and certain legal fees. We accrue such estimates of aggregate total costs to “Field operating costs” in our Condensed Consolidated Statements of Operations. This estimate considers our prior experience in environmental investigation and remediation matters and available data from, and in consultation with, our environmental and other specialists, as well as currently available facts and presently enacted laws and regulations. We have made assumptions for (i) the duration of the natural resource damage assessment process and the ultimate amount of damages determined, (ii) the resolution of certain third party claims and lawsuits, but excluding claims and lawsuits with respect to which losses are not probable and reasonably estimable, and excluding future claims and lawsuits, (iii) the determination and calculation of fines and penalties, but excluding fines and penalties that are not probable or reasonably estimable and (iv) the nature, extent and cost of legal services that will be required in connection with all lawsuits, claims and other matters requiring legal or expert advice associated with the Line 901 incident. Our estimate does not include any lost revenue associated with the shutdown of Line 901 or 903 and does not include any liabilities or costs that are not reasonably estimable at this time or that relate to contingencies where we currently regard the likelihood of loss as being only reasonably possible or remote. We believe we have accrued adequate amounts for all probable and reasonably estimable costs; however, this estimate is subject to uncertainties associated with the assumptions that we have made. For example, the amount of time it takes for us to resolve all of the current and future lawsuits, claims and investigations that relate to the Line 901 incident could turn out to be significantly longer than we have assumed, and as a result the costs we incur for legal services could be significantly higher than we have estimated. In addition, with respect to fines and penalties, the ultimate amount of any fines and penalties assessed against us depends on a wide variety of factors, many of which are not estimable at this time. Where fines and penalties are probable and estimable, we have included them in our estimate, although such estimates could turn out to be wrong. Accordingly, our assumptions and estimates may turn out to be inaccurate and our total costs could turn out to be materially higher; therefore, we can provide no assurance that we will not have to accrue significant additional costs in the future with respect to the Line 901 incident.

As of September 30, 2019, we had a remaining undiscounted gross liability of $79 million related to this event, of which approximately $52 million is presented in “Other current liabilities” on our Condensed Consolidated Balance Sheet, with the remainder presented in “Other long-term liabilities and deferred credits.” We maintain insurance coverage, which is subject to certain exclusions and deductibles, in the event of such environmental liabilities. Subject to such exclusions and deductibles, we believe that our coverage is adequate to cover the current estimated total emergency response and clean-up costs, claims settlement costs and remediation costs and we believe that this coverage is also adequate to cover any potential increase in the estimates for these costs that exceed the amounts currently identified. Through September 30, 2019, we had collected, subject to customary reservations, $200 million out of the approximate $255 million of release costs that we believe are probable of recovery from insurance carriers, net of deductibles. Therefore, as of September 30, 2019, we have recognized a receivable of approximately $55 million for the portion of the release costs that we believe is probable of recovery from insurance, net of deductibles and amounts already collected. Of this amount, approximately $26 million is recognized as a current asset in “Trade accounts receivable and other receivables, net” on our Condensed Consolidated Balance Sheet, with the remainder in “Other long-term assets, net.” We have completed the required clean-up and remediation work as determined by the Unified Command and the Unified Command has been dissolved; however, we expect to make payments for additional costs associated with restoration of the impacted areas, as well as natural resource damage assessment and compensation, legal, professional and regulatory costs, in addition to fines and penalties, during future periods.

San Joaquin Valley Air Pollution Control District. After conducting inspections of the Plains LPG Services, L.P. (“Plains LPG”) facility in Shafter, California during March and June of 2018, the San Joaquin Valley Air Pollution Control District (the “District”) issued four Notices of Violation which totaled $597,000 in the aggregate. Plains LPG entered into a settlement with the District whereby Plains LPG agreed to enter the District’s INSPECT program (a self-reporting and inspection program) and pay a reduced fine of $275,000, which was paid in July 2019.

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

The following tables reflect certain financial data for each segment (in millions):

Three Months Ended September 30, 2019	Transportation	Facilities	Supply and Logistics	Intersegment Adjustment	Total
Revenues:
External customers (1)	$319	$149	$7,541	$(123)	$7,886
Intersegment (2)	278	142	1	123	544
Total revenues of reportable segments	$597	$291	$7,542	$—	$8,430
Equity earnings in unconsolidated entities	$102	$—	$—		$102
Segment Adjusted EBITDA	$462	$173	$92		$727
Maintenance capital	$42	$28	$15		$85

Three Months Ended September 30, 2018	Transportation	Facilities	Supply and Logistics	Intersegment Adjustment	Total
Revenues:
External customers (1)	$292	$149	$8,482	$(131)	$8,792
Intersegment (2)	206	140	1	131	478
Total revenues of reportable segments	$498	$289	$8,483	$—	$9,270
Equity earnings in unconsolidated entities	$110	$—	$—		$110
Segment Adjusted EBITDA	$388	$173	$75		$636
Maintenance capital	$41	$33	$4		$78

Nine Months Ended September 30, 2019	Transportation	Facilities	Supply and Logistics	Intersegment Adjustment	Total
Revenues:
External customers (1)	$938	$457	$23,477	$(357)	$24,515
Intersegment (2)	774	423	3	357	1,557
Total revenues of reportable segments	$1,712	$880	$23,480	$—	$26,072
Equity earnings in unconsolidated entities	$274	$—	$—		$274
Segment Adjusted EBITDA	$1,271	$529	$571		$2,371
Maintenance capital	$110	$74	$20		$204

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2018	Transportation	Facilities	Supply and Logistics	Intersegment Adjustment	Total
Revenues:
External customers (1)	$808	$437	$24,374	$(350)	$25,269
Intersegment (2)	619	429	2	350	1,400
Total revenues of reportable segments	$1,427	$866	$24,376	$—	$26,669
Equity earnings in unconsolidated entities	$281	$—	$—		$281
Segment Adjusted EBITDA	$1,083	$530	$120		$1,733
Maintenance capital	$102	$74	$10		$186

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

Segment Adjusted EBITDA Reconciliation

The following table reconciles Segment Adjusted EBITDA to Net income attributable to PAGP (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Segment Adjusted EBITDA	$727	$636	$2,371	$1,733
Adjustments (1):
Depreciation and amortization of unconsolidated entities (2)	(18)	(15)	(45)	(44)
Gains/(losses) from derivative activities, net of inventory valuation adjustments (3)	29	110	60	(107)
Long-term inventory costing adjustments (4)	1	10	(3)	18
Deficiencies under minimum volume commitments, net (5)	4	4	10	(9)
Equity-indexed compensation expense (6)	(5)	(14)	(13)	(37)
Net gain/(loss) on foreign currency revaluation (7)	5	3	(7)	(5)
Line 901 incident (8)	—	—	(10)	—
Unallocated general and administrative expenses	(1)	(1)	(4)	(3)
Depreciation and amortization	(157)	(129)	(441)	(386)
Gains/(losses) on asset sales and asset impairments, net	7	(2)	7	79
Gain on investment in unconsolidated entities	4	210	271	210
Interest expense, net	(108)	(110)	(311)	(327)
Other income/(expense), net	5	(3)	23	8
Income before tax	493	699	1,908	1,130
Income tax expense	(62)	(23)	(137)	(84)
Net income	431	676	1,771	1,046
Net income attributable to noncontrolling interests	(361)	(565)	(1,488)	(892)
Net income attributable to PAGP	$70	$111	$283	$154

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Represents adjustments utilized by our CODM in the evaluation of segment results.

(2)	Includes our proportionate share of the depreciation and amortization of, and gains and losses on significant asset sales by, unconsolidated entities.

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 15—Income Taxes

Canadian Provincial Taxes

All of our Canadian operations are conducted by entities that are treated as corporations for Canadian tax purposes (flow through for U.S. income tax purposes) and that are subject to Canadian federal and provincial taxes. During the second quarter of 2019, the Alberta government enacted legislation that reduces the Alberta provincial corporate income tax rate from 12% to 8% over the period from July 1, 2019 through January 1, 2022. As a result, during the second quarter of 2019, we recognized a reduction of our deferred income tax liability of approximately $60 million and a corresponding deferred tax benefit.

Exchange Right Exercises
As a result of the exchange of the ownership interests in AAP by EMG and Oxy during the nine months ended September 30, 2019, we recognized a deferred tax asset. See Note 9 for additional information regarding these transactions. See Note 14 to our Consolidated Financial Statements included in Part IV of our 2018 Annual Report on Form 10-K for information regarding the recognition of deferred tax assets associated with Exchange Right exercises.

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

Executive Summary

Company Overview

We are a Delaware limited partnership formed on July 17, 2013 that has elected to be taxed as a corporation for United States federal income tax purposes. As of September 30, 2019, our sole cash-generating assets consisted of (i) a 100% managing member interest in Plains All American GP LLC (“GP LLC”) that has also elected to be taxed as a corporation for United States federal income tax purposes and (ii) an approximate 73% limited partner interest in AAP through our direct ownership of approximately 181.0 million AAP units and indirect ownership of approximately 1.0 million AAP units through GP LLC. GP LLC is a Delaware limited liability company that also holds the non-economic general partner interest in AAP. AAP is a Delaware limited partnership that, as of September 30, 2019, directly owned a limited partner interest in PAA through its ownership of approximately 252.2 million PAA common units (approximately 32% of PAA’s total outstanding common units and Series A preferred units combined). AAP is the sole member of PAA GP LLC (“PAA GP”), a Delaware limited liability company that directly holds the non-economic general partner interest in PAA.

PAA owns and operates midstream energy infrastructure and provides logistics services primarily for crude oil, NGL and natural gas. PAA owns an extensive network of pipeline transportation, terminalling, storage and gathering assets in key crude oil and NGL producing basins and transportation corridors and at major market hubs in the United States and Canada. PAA’s operations are conducted directly and indirectly through its operating subsidiaries and are managed through three operating segments: Transportation, Facilities and Supply and Logistics. See “—Results of Operations—Analysis of Operating Segments” for further discussion.

Overview of Operating Results, Capital Investments and Other Significant Activities

During the first nine months of 2019, we recognized net income of $1.771 billion as compared to net income of $1.046 billion recognized during the first nine months of 2018. The increase in net income over the comparative periods was driven by:

•
Favorable results from our Supply and Logistics segment due to the realization of favorable crude oil differentials, primarily in the Permian Basin and Canada, higher NGL margins and more favorable impacts in the 2019 period from the mark-to-market of certain derivative instruments;

•
Favorable results from our Transportation segment, primarily from our pipelines in the Permian Basin region, driven by higher volumes from increased production and our recently completed capital expansion projects; and

•
A non-cash gain of $269 million recognized in the current period related to a fair value adjustment resulting from the accounting for the contribution of our undivided joint interest in the Capline pipeline system for an equity interest in Capline Pipeline Company LLC compared to a gain of $210 million recognized in 2018 related to the sale of a portion of our interest in BridgeTex Pipeline Company LLC; partially offset by

•	Higher depreciation and amortization expense primarily due to additional depreciation expense associated with the completion of various capital expansion projects;

•	The unfavorable impact to the 2019 comparative period of a net gain on asset sales and asset impairments of $79 million for nine months ended September 30, 2018; and

•	Higher income tax expense primarily due to higher income attributable to PAGP and a change in our effective tax rate in the first quarter of 2019.

See further discussion of our operating results in the “—Results of Operations—Analysis of Operating Segments” and “—Other Income and Expenses” sections below.

We invested $988 million in midstream infrastructure projects during the nine months ended September 30, 2019, and we expect expansion capital for the full year of 2019 to be approximately $1.35 billion, primarily related to projects under development in the Permian Basin. See the “—Acquisitions and Capital Projects” section below for additional information.

During 2019, we also announced the formation of several strategic joint ventures, including Wink to Webster Pipeline LLC, Red Oak Pipeline LLC and Red River Pipeline Company LLC. See Note 7 and Note 9 to our Condensed Consolidated Financial Statements for additional information.

We paid approximately $882 million of cash distributions to our Class A shareholders and noncontrolling interests during the nine months ended September 30, 2019. In October 2019, we declared a quarterly cash distribution of $0.36 per Class A share to be paid on November 14, 2019. Also in October 2019, PAA declared (i) quarterly cash distributions of $0.36 per common unit (a total distribution of $262 million) and $0.525 per Series A preferred unit (a total distribution of $37 million) to be paid on November 14, 2019 and (ii) the semiannual cash distribution of $30.625 per Series B preferred unit (a total distribution of $24.5 million) to be paid on November 15, 2019.

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

Acquisitions and Capital Projects

The following table summarizes our expenditures for acquisition capital, expansion capital and maintenance capital (in millions):

	Nine Months Ended September 30,
	2019	2018
Acquisition capital	$47	$—
Expansion capital (1) (2)	988	1,370
Maintenance capital (2)	204	186
	$1,239	$1,556

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

Expansion Capital Projects

The following table summarizes our notable projects in progress during 2019 and the estimated cost for the year ending December 31, 2019 (in millions):

Projects	2019
Permian Basin Takeaway Pipeline Projects	$500
Complementary Permian Basin Projects	485
Other Long-Haul Pipeline Projects	100
Selected Facilities	100
Other Projects	165
Total Projected 2019 Expansion Capital Expenditures (1)	$1,350

(1)	Amounts reflect our expectation that certain projects will be owned in a joint venture structure with a proportionate share of the project cost dispersed among the partners.

Results of Operations

The following table sets forth an overview of our consolidated financial results calculated in accordance with GAAP (in millions, except per share data):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2019	2018	$	%	2019	2018	$	%
Transportation Segment Adjusted EBITDA (1)	$462	$388	$74	19%	$1,271	$1,083	$188	17%
Facilities Segment Adjusted EBITDA (1)	173	173	—	—%	529	530	(1)	—%
Supply and Logistics Segment Adjusted EBITDA (1)	92	75	17	23%	571	120	451	376%
Adjustments:
Depreciation and amortization of unconsolidated entities	(18)	(15)	(3)	(20)%	(45)	(44)	(1)	(2)%
Selected items impacting comparability - Segment Adjusted EBITDA	34	113	(79)	**	37	(140)	177	**
Unallocated general and administrative expenses	(1)	(1)	—	—%	(4)	(3)	(1)	(33)%
Depreciation and amortization	(157)	(129)	(28)	(22)%	(441)	(386)	(55)	(14)%
Gains/(losses) on asset sales and asset impairments, net	7	(2)	9	450%	7	79	(72)	(91)%
Gain on investment in unconsolidated entities	4	210	(206)	(98)%	271	210	61	29%
Interest expense, net	(108)	(110)	2	2%	(311)	(327)	16	5%
Other income/(expense), net	5	(3)	8	**	23	8	15	**
Income tax expense	(62)	(23)	(39)	(170)%	(137)	(84)	(53)	(63)%
Net income	431	676	(245)	(36)%	1,771	1,046	725	69%
Net income attributable to noncontrolling interests	(361)	(565)	204	36%	(1,488)	(892)	(596)	(67)%
Net income attributable to PAGP	$70	$111	$(41)	(37)%	$283	$154	$129	84%

Basic net income per Class A share	$0.41	$0.70	$(0.29)	(41)%	$1.73	$0.98	$0.75	77%
Diluted net income per Class A share	$0.41	$0.70	$(0.29)	(41)%	$1.72	$0.98	$0.74	76%
Basic weighted average Class A shares outstanding	168	158	10	6%	163	157	6	4%
Diluted weighted average Class A shares outstanding	168	158	10	6%	165	157	8	5%

**	Indicates that variance as a percentage is not meaningful.

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

The following table sets forth the reconciliation of this non-GAAP financial performance measure from Net income (in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2019	2018	$	%	2019	2018	$	%
Net income	$431	$676	$(245)	(36)%	$1,771	$1,046	$725	69%
Add/(Subtract):
Interest expense, net	108	110	(2)	(2)%	311	327	(16)	(5)%
Income tax expense	62	23	39	170%	137	84	53	63%
Depreciation and amortization	157	129	28	22%	441	386	55	14%
(Gains)/losses on asset sales and asset impairments, net	(7)	2	(9)	(450)%	(7)	(79)	72	91%
Gain on investment in unconsolidated entities	(4)	(210)	206	98%	(271)	(210)	(61)	(29)%
Depreciation and amortization of unconsolidated entities (1)	18	15	3	20%	45	44	1	2%
Selected Items Impacting Comparability:
(Gains)/losses from derivative activities, net of inventory valuation adjustments (2)	(29)	(110)	81	**	(60)	107	(167)	**
Long-term inventory costing adjustments (3)	(1)	(10)	9	**	3	(18)	21	**
Deficiencies under minimum volume commitments, net (4)	(4)	(4)	—	**	(10)	9	(19)	**
Equity-indexed compensation expense (5)	5	14	(9)	**	13	37	(24)	**
Net (gain)/loss on foreign currency revaluation (6)	(5)	(3)	(2)	**	7	5	2	**
Line 901 incident (7)	—	—	—	**	10	—	10	**
Selected Items Impacting Comparability - Segment Adjusted EBITDA	(34)	(113)	79	**	(37)	140	(177)	**
(Gains)/losses from derivative activities (2)	(1)	2	(3)	**	(16)	(3)	(13)	**
Net (gain)/loss on foreign currency revaluation (6)	—	1	(1)	**	(1)	(3)	2	**
Selected Items Impacting Comparability - Adjusted EBITDA (8)	(35)	(110)	75	**	(54)	134	(188)	**
Adjusted EBITDA (8)	$730	$635	$95	15%	$2,373	$1,732	$641	37%

**	Indicates that variance as a percentage is not meaningful.

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

The following tables set forth our operating results from our Transportation segment:

Operating Results (1)	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(in millions, except per barrel data)	2019	2018	$	%	2019	2018	$	%
Revenues	$597	$498	$99	20%	$1,712	$1,427	$285	20%
Purchases and related costs	(55)	(49)	(6)	(12)%	(155)	(141)	(14)	(10)%
Field operating costs	(172)	(164)	(8)	(5)%	(532)	(469)	(63)	(13)%
Segment general and administrative expenses (2)	(26)	(28)	2	7%	(80)	(86)	6	7%
Equity earnings in unconsolidated entities	102	110	(8)	(7)%	274	281	(7)	(2)%

Adjustments (3):
Depreciation and amortization of unconsolidated entities	18	15	3	20%	45	44	1	2%
(Gains)/losses from derivative activities	(1)	—	(1)	**	1	(1)	2	**
Deficiencies under minimum volume commitments, net	(4)	(1)	(3)	**	(10)	8	(18)	**
Equity-indexed compensation expense	3	7	(4)	**	6	20	(14)	**
Line 901 incident	—	—	—	**	10	—	10	**
Segment Adjusted EBITDA	$462	$388	$74	19%	$1,271	$1,083	$188	17%
Maintenance capital	$42	$41	$1	2%	$110	$102	$8	8%
Segment Adjusted EBITDA per barrel	$0.71	$0.70	$0.01	1%	$0.69	$0.69	$—	—%

Average Daily Volumes	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(in thousands of barrels per day) (4)	2019	2018	Volumes	%	2019	2018	Volumes	%
Tariff activities volumes
Crude oil pipelines (by region):
Permian Basin (5)	4,852	3,880	972	25%	4,568	3,621	947	26%
South Texas / Eagle Ford (5)	429	451	(22)	(5)%	445	436	9	2%
Central (5)	538	480	58	12%	524	456	68	15%
Gulf Coast	176	171	5	3%	160	182	(22)	(12)%
Rocky Mountain (5)	284	258	26	10%	300	261	39	15%
Western	212	184	28	15%	196	180	16	9%
Canada	316	322	(6)	(2)%	319	312	7	2%
Crude oil pipelines	6,807	5,746	1,061	18%	6,512	5,448	1,064	20%
NGL pipelines	193	174	19	11%	195	173	22	13%
Tariff activities total volumes	7,000	5,920	1,080	18%	6,707	5,621	1,086	19%
Trucking volumes	81	95	(14)	(15)%	86	95	(9)	(9)%
Transportation segment total volumes	7,081	6,015	1,066	18%	6,793	5,716	1,077	19%

**	Indicates that variance as a percentage is not meaningful.

(1)	Revenues and costs and expenses include intersegment amounts.

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

 Revenues, Purchases and Related Costs, Equity Earnings in Unconsolidated Entities and Volumes. The following table presents variances in revenues, purchases and related costs and equity earnings in unconsolidated entities by region for the comparative periods presented:

	Favorable/(Unfavorable) Variance Three Months Ended September 30, 2019-2018			Favorable/(Unfavorable) Variance Nine Months Ended September 30, 2019-2018
(in millions)	Revenues	Purchases and Related Costs	Equity Earnings	Revenues	Purchases and Related Costs	Equity Earnings
Permian Basin region	$71	$(7)	$(11)	$192	$(11)	$(40)
South Texas / Eagle Ford region	(1)	—	3	(2)	—	27
Central region	10	(1)	1	32	(1)	8
Gulf Coast region	—	—	(4)	1	—	(14)
Rocky Mountain region	1	—	2	(5)	—	11
Canada region	6	—	—	19	—	—
Other regions, trucking and pipeline loss allowance revenue	12	2	1	48	(2)	1
Total variance	$99	$(6)	$(8)	$285	$(14)	$(7)

•
Permian Basin region. The increase in revenues, net of purchases and related costs, of approximately $64 million and $181 million for the three and nine months ended September 30, 2019, respectively, compared to the three and nine months ended September 30, 2018 was primarily due to higher volumes from increased production and our recently completed capital expansion projects. These increases for the three and nine-month comparative periods included (i) higher volumes on our gathering systems of approximately 328,000 and 303,000 barrels per day, respectively, (ii) higher volumes of approximately 291,000 and 396,000 barrels per day, respectively, on our intra-basin pipelines and (iii) a volume increase of approximately 353,000 and 248,000, respectively, on our long-haul pipelines, including our Sunrise II pipeline, which was placed in service in the fourth quarter of 2018, and the Cactus II Pipeline, which was placed into service in the third quarter of 2019, as discussed below.

The decrease in equity earnings for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 was primarily due to the sale of a 30% interest in BridgeTex Pipeline Company, LLC at the end of the third quarter of 2018, partially offset by equity earnings from our 65% interest in Cactus II Pipeline, which was placed into service in the third quarter of 2019.

•
South Texas / Eagle Ford region. The increase in equity earnings for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was from our 50% interest in Eagle Ford Pipeline LLC and was primarily due to higher volumes and the recognition of revenue associated with deficiencies under minimum volume commitments.

•
Central region. The increase in revenues for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 was primarily due to higher volumes on certain of our pipelines in the Central region, including our Red River pipeline, and the recognition of previously deferred revenue in 2019.

•
Gulf Coast region. The decrease in volumes in the Gulf Coast region for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 were associated with (i) the Capline pipeline being taken out of service in the fourth quarter of 2018 and (ii) a lower tariff pipeline, which did not result in a significant impact on revenue.

In the first quarter of 2019, the owners of the Capline pipeline system contributed their undivided joint interests in the system for equity interests in a legal entity. As a result, revenues and expenses from the Capline pipeline system that were previously consolidated are reflected as equity earnings. The unfavorable equity earnings variance for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 was due to our share of operating costs from our 54.13% interest in Capline Pipeline Company LLC reflected in equity earnings in the 2019 periods, whereas such costs were reflected in field operating costs in the 2018 periods.

In the third quarter of 2019, the owners of Capline Pipeline Company LLC sanctioned the reversal of the Capline pipeline system and a connection to Diamond Pipeline.

•
Rocky Mountain region. The favorable volume and equity earnings variances for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 were primarily driven by favorable results from our 40% interest in Saddlehorn Pipeline Company, LLC due to higher volumes from committed shippers, partially offset by a decrease from our 35.7% interest in White Cliffs Pipeline, LLC due to lower volumes as one crude oil line was taken out of service in May 2019 for conversion to NGL service.

The decrease in revenues for the nine-month comparative period was primarily due to the sale of certain of our assets in the Rocky Mountain region in May of 2018.

•
Canada region. The increase in revenues for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 was primarily due to higher tariffs on certain of our Canadian crude oil pipelines and related system assets, partially offset by unfavorable foreign exchange impacts.

•
Other regions, trucking and pipeline loss allowance revenue. The increase in other revenues for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 was primarily due to greater loss allowance revenue in the 2019 periods driven by higher volumes and, to a lesser extent, higher prices.

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

For the three and nine months ended September 30, 2019 and the three months ended September 30, 2018, the recognition of previously deferred revenue exceeded amounts billed to counterparties associated with deficiencies under minimum volume commitments. For the nine months ended September 30, 2018, amounts billed to counterparties exceeded revenue recognized during the period that was previously deferred.

Field Operating Costs. The increase in field operating costs for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 was primarily due to the continued expansion of our transportation segment operations including costs associated with personnel, power related costs and property taxes. The expansion activities included projects placed in service in the fourth quarter of 2018, including our Sunrise II pipeline expansion within the Permian Basin region. For the nine-month comparative period, field operating costs were also impacted by an increase of estimated costs recognized associated with the Line 901 incident (which impact our field operating costs but are excluded from Segment Adjusted EBITDA and thus are reflected as an “Adjustment” in the table above) (see Note 13 to our Condensed Consolidated Financial Statements for additional information regarding the Line 901 incident). The increase in field operating costs for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 was partially offset by the favorable impact of reflecting operating costs associated with the Capline pipeline system in equity earnings for the 2019 periods that were included in field operating costs for the 2018 periods, as discussed above.

Segment general and administrative expenses. The decrease in segment general and administrative expenses for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 was primarily due to a decrease in equity-indexed compensation expense due to fewer awards outstanding in 2019. A portion of equity-indexed compensation expense was associated with awards that will or may be settled in common units (which impact our segment general and administrative expenses but are excluded from Segment Adjusted EBITDA and thus are reflected as an “Adjustment” in the table above).

Maintenance Capital. Maintenance capital consists of capital expenditures for the replacement and/or refurbishment of partially or fully depreciated assets in order to maintain the operating and/or earnings capacity of our existing assets. The increase in maintenance capital for the three and nine months ended September 30, 2019 compared to the same periods in 2018 was primarily due to the timing of projects in our integrity management program.

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

The following tables set forth our operating results from our Facilities segment:

Operating Results (1)	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(in millions, except per barrel data)	2019	2018	$	%	2019	2018	$	%
Revenues	$291	$289	$2	1%	$880	$866	$14	2%
Purchases and related costs	(3)	(3)	—	—%	(10)	(12)	2	17%
Field operating costs	(92)	(95)	3	3%	(267)	(271)	4	1%
Segment general and administrative expenses (2)	(21)	(18)	(3)	(17)%	(62)	(59)	(3)	(5)%

Adjustments (3):
Gains from derivative activities	(3)	—	(3)	**	(15)	(2)	(13)	**
Deficiencies under minimum volume commitments, net	—	(3)	3	**	—	1	(1)	**
Equity-indexed compensation expense	1	3	(2)	**	3	7	(4)	**
Segment Adjusted EBITDA	$173	$173	$—	—%	$529	$530	$(1)	—%
Maintenance capital	$28	$33	$(5)	(15)%	$74	$74	$—	—%
Segment Adjusted EBITDA per barrel	$0.46	$0.47	$(0.01)	(2)%	$0.47	$0.48	$(0.01)	(2)%

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
Volumes (4)	2019	2018	Volumes	%	2019	2018	Volumes	%
Liquids storage (average monthly capacity in millions of barrels) (5)	110	109	1	1%	109	109	—	—%
Natural gas storage (average monthly working capacity in billions of cubic feet) (6)	63	65	(2)	(3)%	63	66	(3)	(5)%
NGL fractionation (average volumes in thousands of barrels per day)	140	115	25	22%	145	128	17	13%
Facilities segment total volumes (average monthly volumes in millions of barrels) (7)	125	123	2	2%	124	124	—	—%

**	Indicates that variance as a percentage is not meaningful.

(1)	Revenues and costs and expenses include intersegment amounts.

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

(4)	Average monthly volumes are calculated as total volumes for the period divided by the number of months in the period.

(5)	Includes volumes (attributable to our interest) from facilities owned by unconsolidated entities.

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

Revenues, Purchases and Related Costs and Volumes. Revenues, net of purchases and related costs, were relatively flat for the three-month comparative period. The following summarizes the significant drivers of variances in revenues, purchases and related costs and volumes for the nine-month comparative period:

•
Crude Oil Storage. Revenues increased by $12 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 due to increased activity at certain of our terminals, primarily our Cushing terminal, and the addition of 1.0 million barrels of storage capacity at our Midland terminal placed into service in the fourth quarter of 2018 and the first quarter of 2019.

•
Rail Terminals. Revenues increased by $9 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Revenues were favorably impacted by increased activity at certain of our terminals and agreements that were entered into related to usage of our railcars. These favorable impacts were partially offset by the recognition of previously deferred revenue associated with deficiencies under minimum volume commitments in the 2018 period.

•
Natural Gas Storage. Revenues, net of purchases and related costs, increased by $8 million for the nine months ended September 30, 2019, respectively, compared to the nine months ended September 30, 2018, primarily due to expiring contracts replaced by contracts with higher rates and increased hub activity.

•
NGL Operations. Revenues decreased by $13 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to a net unfavorable foreign exchange impact of $11 million and the sale of a natural gas processing facility in the second quarter of 2018, partially offset by higher fees at certain of our facilities.

Field Operating Costs. The decrease in field operating costs for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to a decrease in power related costs associated with derivative activities (which impact our field operating costs but are excluded from Segment Adjusted EBITDA and thus are reflected as an “Adjustment” in the table above), partially offset by higher costs at our rail terminals as a result of increased activity.

Segment General and Administrative Expenses. The increase in segment general and administrative expenses for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to various higher costs, including personnel costs.

Maintenance Capital. For the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, maintenance capital spending decreased primarily due to the impact of lower turnaround costs at certain of our NGL facilities.

Supply and Logistics Segment

Revenues from our Supply and Logistics segment activities reflect the sale of gathered and bulk-purchased crude oil, as well as sales of NGL volumes. Generally, our segment results are impacted by (i) increases or decreases in our Supply and Logistics segment volumes (which consist of lease gathering crude oil purchases volumes and NGL sales volumes), (ii) the overall strength, weakness and volatility of market conditions, including regional differentials, and (iii) the effects of competition on our lease gathering and NGL margins. In addition, the execution of our risk management strategies in conjunction with our assets can provide upside in certain markets.

The following tables set forth our operating results from our Supply and Logistics segment:

Operating Results (1)	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(in millions, except per barrel data)	2019	2018	$	%	2019	2018	$	%
Revenues	$7,542	$8,483	$(941)	(11)%	$23,480	$24,376	$(896)	(4)%
Purchases and related costs	(7,337)	(8,191)	854	10%	(22,599)	(24,076)	1,477	6%
Field operating costs	(56)	(70)	14	20%	(195)	(200)	5	3%
Segment general and administrative expenses (2)	(27)	(28)	1	4%	(83)	(87)	4	5%

Adjustments (3):
(Gains)/losses from derivative activities, net of inventory valuation adjustments	(25)	(110)	85	**	(46)	110	(156)	**
Long-term inventory costing adjustments	(1)	(10)	9	**	3	(18)	21	**
Equity-indexed compensation expense	1	4	(3)	**	4	10	(6)	**
Net (gain)/loss on foreign currency revaluation	(5)	(3)	(2)	**	7	5	2	**
Segment Adjusted EBITDA	$92	$75	$17	23%	$571	$120	$451	376%
Maintenance capital	$15	$4	$11	275%	$20	$10	$10	100%
Segment Adjusted EBITDA per barrel	$0.79	$0.66	$0.13	20%	$1.57	$0.35	$1.22	349%

Average Daily Volumes (4)	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(in thousands of barrels per day)	2019	2018	Volumes	%	2019	2018	Volumes	%
Crude oil lease gathering purchases	1,146	1,042	104	10%	1,126	1,034	92	9%
NGL sales	124	195	(71)	(36)%	202	243	(41)	(17)%
Supply and Logistics segment total volumes	1,270	1,237	33	3%	1,328	1,277	51	4%

**	Indicates that variance as a percentage is not meaningful.

(1)	Revenues and costs include intersegment amounts.

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

(4)	Average daily volumes are calculated as the total volumes for the period divided by the number of days in the period.

The following table presents the range of the NYMEX WTI benchmark price of crude oil (in dollars per barrel):

	NYMEX WTI Crude Oil Price
	Low	High
Three months ended September 30, 2019	$52	$62
Three months ended September 30, 2018	$65	$74

Nine months ended September 30, 2019	$46	$66
Nine months ended September 30, 2018	$59	$74

Our crude oil and NGL supply, logistics and distribution operations are not directly affected by the absolute level of prices. Because the commodities that we buy and sell are generally indexed to the same pricing indices for both sales and purchases, revenues and costs related to purchases will fluctuate with market prices. However, the margins related to those sales and purchases will not necessarily have a corresponding increase or decrease. Additionally, net revenues are impacted by net gains and losses from certain derivative activities during the periods.

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

Segment Adjusted EBITDA and Volumes. The following summarizes the significant items impacting our Supply and Logistics segment operating results for the comparative periods:

•
Crude Oil Operations. Net revenues from our crude oil supply and logistics operations increased for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 largely due to the realization of more favorable differentials, primarily in the Permian Basin and, for the nine-month comparative period, more favorable differentials in Canada.

•
NGL Operations. Net revenues from our NGL operations decreased for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to decreased sales volumes and margins.

Net revenues from our NGL operations increased for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to the streamlining of our NGL activities by focusing on our equity supply from our gathering and processing facilities, favorable regional differentials and the favorable impact of certain non-recurring items recorded in the second quarter of 2019. These favorable impacts were partially offset by decreased sales volumes and margins in the third quarter of 2019 compared to the third quarter of 2018.

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

•
Field Operating Costs. The decrease in field operating costs for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 was primarily driven by a decrease in vehicle expense related to the adoption of the new lease accounting standard and, for the three-month comparative period, a decrease in trucking costs due to a shift in volumes to pipelines. Trucking costs were higher for the nine-month comparative period due to higher third-party hauled volumes in certain regions during the first half of 2019.

Maintenance Capital. For the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018, maintenance capital spending increased primarily due to new tractor trailer leases.

Other Income and Expenses

Depreciation and Amortization

Depreciation and amortization expense increased for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 largely driven by (i) additional depreciation expense associated with the completion of various capital expansion projects and (ii) an adjustment to the useful lives of certain assets.

Gains/Losses on Asset Sales and Asset Impairments, Net

The net gain on asset sales and asset impairments for the nine months ended September 30, 2018 was largely driven by a gain on the sale of certain pipelines in the Rocky Mountain region, partially offset by a loss on the sale of a non-core asset under construction.

Gain on Investment in Unconsolidated Entities

During the nine months ended September 30, 2019, we recognized a non-cash gain of $269 million related to a fair value adjustment resulting from the accounting for the contribution of our undivided joint interest in the Capline pipeline system for an equity interest in Capline Pipeline Company LLC. See Note 7 to our Condensed Consolidated Financial Statements for additional information. During the nine months ended September 30, 2018, we recognized a gain of $210 million related to our sale of a 30% interest in BridgeTex Pipeline Company, LLC.

Interest Expense

The decrease in interest expense for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 was primarily due to a lower weighted average debt balance during the 2019 periods from lower PAA commercial paper and credit facility borrowings. The nine-month comparative period was further favorably impacted by higher capitalized interest in the 2019 period due to additional projects under construction.

Other Income/(Expense), Net

The following table summarizes the components impacting Other income/(expense), net (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Gain/(loss) related to mark-to-market adjustment of the Preferred Distribution Rate Reset Option (1)	$1	$(2)	$16	$3
Other	4	(1)	7	5
	$5	$(3)	$23	$8

(1)	See Note 10 to our Condensed Consolidated Financial Statements for additional information.

Income Tax Expense

For the three months ended September 30, 2019 compared to the three months ended September 30, 2018, the increase in income tax expense was primarily due to (i) higher deferred income tax expense as a result of higher year-over-year income as impacted by fluctuations in the derivative mark-to-market valuations in our Canadian operations and (ii) higher current income tax expense as a result of higher taxable earnings from our Canadian operations.

The increase in income tax expense for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to (i) higher current income tax expense as a result of higher taxable earnings from our Canadian operations and (ii) higher deferred income tax expense as a result of (a) higher year-over-year income as impacted by fluctuations in the derivative mark-to-market valuations in our Canadian operations and (b) higher income attributable to PAGP and a change in our effective tax rate in the first quarter of 2019. These unfavorable impacts to income tax expense were partially offset by the recognition of a deferred tax benefit of $60 million as a result of the reduction of the provincial tax rate in Alberta, Canada enacted during the second quarter of 2019.

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

As of September 30, 2019, although we had a working capital deficit of $195 million, we had approximately $3.5 billion of liquidity available to meet our ongoing operating, investing and financing needs, subject to continued covenant compliance, as noted below (in millions):

As of September 30, 2019
Availability under PAA senior unsecured revolving credit facility (1) (2)	$1,462
Availability under PAA senior secured hedged inventory facility (1) (2)	1,389
Subtotal	2,851
Cash and cash equivalents	611
Total	$3,462

(1)
Represents availability prior to giving effect to borrowings outstanding under the PAA commercial paper program, which reduce available capacity under the facilities. There were no commercial paper borrowings outstanding as of September 30, 2019.

(2)
Available capacity under the PAA senior unsecured revolving credit facility and the PAA senior secured hedged inventory facility was reduced by outstanding letters of credit of $138 million and $11 million, respectively.

We believe that we have, and will continue to have, the ability to access the PAA commercial paper program and credit facilities, which we use to meet our short-term cash needs. We believe that our financial position remains strong and we have sufficient liquidity; however, extended disruptions in the financial markets and/or energy price volatility that adversely affect our business may have a materially adverse effect on our financial condition, results of operations or cash flows. In addition, usage of the PAA credit facilities, which provide the financial backstop for the PAA commercial paper program, is subject to ongoing compliance with covenants. As of September 30, 2019, PAA was in compliance with all such covenants. Also, see Item 1A. “Risk Factors” included in our 2018 Annual Report on Form 10-K for further discussion regarding such risks that may impact our liquidity and capital resources.

Cash Flow from Operating Activities

For a comprehensive discussion of the primary drivers of cash flow from operating activities, including the impact of varying market conditions and the timing of settlement of our derivatives, see Item 7. “Liquidity and Capital Resources—Cash Flow from Operating Activities” included in our 2018 Annual Report on Form 10-K.

Net cash provided by operating activities for the first nine months of 2019 and 2018 was $1.774 billion and $1.292 billion, respectively, and primarily resulted from earnings from our operations. Additionally, as discussed further below, changes during these periods in our inventory levels and associated margin balances required as part of our hedging activities impacted our cash flow from operating activities.

During the nine months ended September 30, 2019, our cash provided by operating activities was positively impacted by the proceeds from the sale of inventory that we held, primarily due to the sale of NGL inventory. The favorable effects from the liquidation of such inventory were partially offset by the timing of revenue recognized during the period for which cash was received in prior periods.

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

Acquisitions. During the nine months ended September 30, 2019, we paid an aggregate of $47 million to acquire assets, including a crude oil storage terminal.

Capital Projects. We invested approximately $988 million in midstream infrastructure during the nine months ended September 30, 2019, and we expect to invest approximately $1.35 billion during the full year ending December 31, 2019. See “—Acquisitions and Capital Projects” for detail of our projected capital expenditures for the year ending December 31, 2019. We expect to fund our 2019 capital program with retained cash flow, proceeds from assets sold as part of our divestiture program or debt.

In the first quarter of 2019, we announced the formation of W2W Pipeline, a joint venture with subsidiaries of ExxonMobil and Lotus Midstream, LLC. During the third quarter of 2019, three additional entities joined as partners in W2W Pipeline. As a result, our ownership interest in W2W Pipeline decreased from 20% to 16%. W2W Pipeline is currently developing a new pipeline system that will originate in the Permian Basin in West Texas and transport crude oil to the Texas Gulf Coast. The pipeline system will provide approximately 1.5 million barrels per day of crude oil and condensate capacity, and the project is targeted to commence operations in 2021. See Note 7 to our Condensed Consolidated Financial Statements for additional information.

During the second quarter of 2019, we announced the formation of Red Oak, a joint venture with a subsidiary of Phillips 66. We own a 50% interest in Red Oak, which is currently developing a new pipeline that will provide crude oil transportation service from Cushing, Oklahoma, and the Permian Basin in West Texas to Corpus Christi, Ingleside, Houston and Beaumont, Texas. Initial service from Cushing to the Gulf Coast is targeted to commence in 2021, subject to receipt of applicable permits and regulatory approvals. See Note 7 to our Condensed Consolidated Financial Statements for additional information.

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

PAGP Registration Statements. We have filed with the SEC a shelf registration statement that, subject to effectiveness at the time of use, allows us to issue up to an aggregate of $1.0 billion of equity securities (the “PAGP Traditional Shelf”). All issuances of equity securities associated with our continuous offering program have been issued pursuant to the PAGP Traditional Shelf. At September 30, 2019, we had approximately $939 million of unsold securities available under the PAGP Traditional Shelf. We also have access to a shelf registration statement (the “PAGP WKSI Shelf”), which provides us with the ability to offer and sell an unlimited amount of equity securities, subject to market conditions and capital needs. We did not conduct any offerings under the PAGP Traditional Shelf or the PAGP WKSI Shelf during the nine months ended September 30, 2019. Pursuant to SEC rules, the PAGP Traditional Shelf expires in December 2019 and the PAGP WKSI Shelf expires in February 2020. We intend to renew the PAGP WKSI Shelf for an unlimited amount and the PAGP Traditional Shelf for an amount equal to the unsold balance of securities originally registered.

PAA Registration Statements. PAA periodically accesses the capital markets for both equity and debt financing. PAA has filed with the SEC a universal shelf registration statement that, subject to effectiveness at the time of use, allows PAA to issue up to an aggregate of $1.1 billion of debt or equity securities (the “PAA Traditional Shelf”). At September 30, 2019, PAA had approximately $1.1 billion of unsold securities available under the PAA Traditional Shelf. PAA also has access to a universal shelf registration statement (the “PAA WKSI Shelf”), which provides it with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and capital needs. The issuance of $1.0 billion, 3.55% senior notes in September 2019, as discussed further below, was conducted under the PAA WKSI Shelf. PAA did not conduct any offerings under the PAA Traditional Shelf during the nine months ended September 30, 2019.

Credit Agreements, Commercial Paper Program and Indentures. The credit agreements for the PAA revolving credit facilities (which impact PAA’s ability to access the PAA commercial paper program because they provide the financial backstop that supports PAA’s short-term credit ratings) and its GO Zone term loans and the indentures governing its senior notes contain cross-default provisions. A default under PAA’s credit agreements or indentures would permit the lenders to accelerate the maturity of the outstanding debt. As long as PAA is in compliance with the provisions in its credit agreements, its ability to make distributions of available cash is not restricted. As of September 30, 2019, PAA was in compliance with the covenants contained in its credit agreements and indentures.

As of September 30, 2019 and December 31, 2018, we had no outstanding borrowings under PAA’s credit agreements or the PAA commercial paper program. However, during the nine months ended September 30, 2019, we borrowed and repaid $10.5 billion under PAA’s credit agreements and the PAA commercial paper program. These repayments resulted primarily from cash flow from operating activities and proceeds from senior notes issuances.

During the nine months ended September 30, 2018, we had net repayments on PAA’s credit facilities and the PAA commercial paper program of $542 million. The net repayments resulted primarily from cash flow from operating activities, and proceeds from asset sales, partially offset by borrowings during the period related to funding needs for inventory purchases and related margin activities.

In September 2019, PAA completed the issuance of $1.0 billion, 3.55% senior notes due December 2029 at a public offering price of 99.801%. Interest payments are due on June 15 and December 15 of each year, commencing on June 15, 2020. PAA intends to use the net proceeds from this offering of $989 million, after deducting the underwriting discount and offering expenses, to partially repay the principal amounts of its 2.60% senior notes due December 2019 and 5.75% senior notes due January 2020 and, pending such repayment, have used a portion of the proceeds to repay outstanding borrowings under the PAA commercial paper program and for general partnership purposes.

In October 2019, PAA sent notice to the holders of its $500 million, 2.60% senior notes due December 2019 that it will redeem the notes on November 15, 2019. PAA also intends to redeem its $500 million, 5.75% senior notes due January 2020 during the fourth quarter of 2019.

Distributions to Our Class A Shareholders

Distributions to our Class A shareholders. We distribute all of our available cash within 55 days following the end of each quarter to Class A shareholders of record. Available cash is generally defined as all of our cash and cash equivalents on hand at the end of each quarter less reserves established in the discretion of our general partner for future requirements. Our levels of financial reserves are established by our general partner and include reserves for the proper conduct of our business (including future capital expenditures and anticipated credit needs), compliance with law or contractual obligations and funding of future distributions to our shareholders. On November 14, 2019, we will pay a quarterly distribution of $0.36 per Class A share ($1.44 per Class A share on an annualized basis) on our Class A shares outstanding as of October 31, 2019, the record date for such distribution for the period from July 1, 2019 through September 30, 2019. See Note 9 to our Condensed Consolidated Financial Statements for details of distributions paid during or pertaining to the first nine months of 2019. Also, see Item 5. “Market for Registrant’s Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities—Cash Distribution Policy” included in our 2018 Annual Report on Form 10-K for additional discussion regarding distributions.

Distributions to Noncontrolling Interests

Distributions to noncontrolling interests represent amounts paid on interests in consolidated entities that are not owned by us. As of September 30, 2019, noncontrolling interests in our subsidiaries consisted of (i) limited partner interests in PAA including a 68% interest in PAA’s common units and PAA’s Series A preferred units combined and 100% of PAA’s Series B preferred units, (ii) an approximate 27% limited partner interest in AAP and (iii) a 33% interest in Red River LLC. See Note 9 to our Condensed Consolidated Financial Statements for additional information.

Distributions to PAA’s Series A preferred unitholders. On November 14, 2019, PAA will pay a cash distribution of $37 million ($0.525 per unit) on its Series A preferred units outstanding as of October 31, 2019, the record date for such distribution for the period from July 1, 2019 through September 30, 2019. See Note 9 to our Condensed Consolidated Financial Statements for details of distributions made during or pertaining to the first nine months of 2019.

Distributions to PAA’s Series B preferred unitholders. Distributions on PAA’s Series B preferred units are payable semi-annually in arrears on the 15th day of May and November. On November 15, 2019, PAA will pay the semi-annual cash distribution of $24.5 million on the Series B preferred units to holders of record at the close of business on November 1, 2019 for the period from May 15, 2019 to November 14, 2019. See Note 9 to our Condensed Consolidated Financial Statements for details of distributions made during the first nine months of 2019.

Distributions to PAA’s common unitholders. On November 14, 2019, PAA will pay a quarterly distribution of $0.36 per common unit ($1.44 per common unit on an annualized basis) on its common units outstanding as of October 31, 2019, the record date for such distribution for the period from July 1, 2019 through September 30, 2019. See Note 9 to our Condensed Consolidated Financial Statements for details of distributions paid during or pertaining to the first nine months of 2019.

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

The following table includes our best estimate of the amount and timing of these payments as well as other amounts due under the specified contractual obligations as of September 30, 2019 (in millions):

	Remainder of 2019	2020	2021	2022	2023	2024 and Thereafter	Total
Long-term debt and related interest payments (1)	$1,114	$412	$985	$1,115	$1,636	$9,807	$15,069
Leases (2)	36	131	102	88	61	257	675
Other obligations (3)	279	1,065	675	301	279	1,373	3,972
Subtotal	1,429	1,608	1,762	1,504	1,976	11,437	19,716
Crude oil, NGL and other purchases (4)	3,822	9,417	8,806	8,444	7,487	19,676	57,652
Total	$5,251	$11,025	$10,568	$9,948	$9,463	$31,113	$77,368

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

(3)
Includes (i) other long-term liabilities, (ii) storage, processing and transportation agreements (including certain agreements for which the amount and timing of expected payments is subject to the completion of underlying construction projects), (iii) certain rights-of-way easements and (iv) noncancelable commitments related to our capital expansion projects, including projected contributions for our share of the capital spending of our equity method investments. The storage, processing and transportation agreements include approximately $2.0 billion associated with agreements to store, process and transport crude oil at posted tariff rates on pipelines or at facilities that are owned by equity method investees. A portion of our commitment to transport is supported by crude oil buy/sell or other agreements with third parties with commensurate quantities.

(4)
Amounts are primarily based on estimated volumes and market prices based on average activity during September 2019. The actual physical volume purchased and actual settlement prices will vary from the assumptions used in the table. Uncertainties involved in these estimates include levels of production at the wellhead, weather conditions, changes in market prices and other conditions beyond our control.

Letters of Credit. In connection with supply and logistics activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil, NGL and natural gas. Additionally, we issue letters of credit to support insurance programs, derivative transactions, including hedging-related margin obligations, and construction activities. At September 30, 2019 and December 31, 2018, we had outstanding letters of credit of approximately $149 million and $184 million, respectively.

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

•
other factors and uncertainties inherent in the transportation, storage, terminalling and marketing of crude oil, as well as in the storage of natural gas and the processing, transportation, fractionation, storage and marketing of NGL.

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

The fair value of our commodity derivatives and the change in fair value as of September 30, 2019 that would be expected from a 10% price increase or decrease is shown in the table below (in millions):

	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease
Crude oil	$166	$(35)	$46
Natural gas	1	$8	$(8)
NGL and other	170	$(26)	$26
Total fair value	$337

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

Interest Rate Risk

Our use of variable rate debt and any forecasted issuances of fixed rate debt expose us to interest rate risk. Therefore, from time to time, we use interest rate derivatives to hedge interest rate risk associated with anticipated interest payments and, in certain cases, outstanding debt instruments. All of PAA’s senior notes are fixed rate notes and thus are not subject to interest rate risk. Our variable rate debt outstanding at September 30, 2019, approximately $200 million, was subject to interest rate re-sets that generally range from one day to approximately one month. The average interest rate on variable rate debt that was outstanding during the nine months ended September 30, 2019 was 3.1%, based upon rates in effect during such period. The fair value of our interest rate derivatives was a liability of $64 million as of September 30, 2019. A 10% increase in the forward LIBOR curve as of September 30, 2019 would have resulted in an increase of $8 million to the fair value of our interest rate derivatives. A 10% decrease in the forward LIBOR curve as of September 30, 2019 would have resulted in a decrease of $8 million to the fair value of our interest rate derivatives. See Note 10 to our Condensed Consolidated Financial Statements for a discussion of our interest rate risk hedging activities.

Currency Exchange Rate Risk

We use foreign currency derivatives to hedge foreign currency exchange rate risk associated with our exposure to fluctuations in the USD-to-CAD exchange rate. Because a significant portion of our Canadian business is conducted in CAD, we use certain financial instruments to minimize the risks of unfavorable changes in exchange rates. These instruments include foreign currency exchange contracts, forwards and options. The fair value of our foreign currency derivatives was a liability of $1 million as of September 30, 2019. A 10% increase in the exchange rate (USD-to-CAD) would have resulted in a decrease of $6 million to the fair value of our foreign currency derivatives. A 10% decrease in the exchange rate (USD-to-CAD) would have resulted in an increase of $6 million to the fair value of our foreign currency derivatives. See Note 10 to our Condensed Consolidated Financial Statements for a discussion of our currency exchange rate risk hedging.

Preferred Distribution Rate Reset Option

The Preferred Distribution Rate Reset Option of PAA’s Series A preferred units is an embedded derivative that must be bifurcated from the related host contract, PAA’s partnership agreement, and recorded at fair value in our Condensed Consolidated Balance Sheets. The valuation model utilized for this embedded derivative contains inputs including PAA’s common unit price, ten-year U.S. treasury rates, default probabilities and timing estimates to ultimately calculate the fair value of PAA’s Series A preferred units with and without the Preferred Distribution Rate Reset Option. The fair value of this embedded derivative was a liability of $19 million as of September 30, 2019. A 10% increase or decrease in the fair value would have an impact of $2 million. See Note 10 to our Condensed Consolidated Financial Statements for a discussion of embedded derivatives.

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

Applicable SEC rules require an evaluation of the effectiveness of our DCP. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our DCP as of September 30, 2019, the end of the period covered by this report, and, based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our DCP is effective.

Changes in Internal Control over Financial Reporting

In addition to the information concerning our DCP, we are required to disclose certain changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with our IPO and related transactions, the former owners of Plains All American GP LLC (the “Legacy Owners”) acquired the following interests (collectively, the “Stapled Interests”): (i) Class A units of AAP (“AAP units”) representing an economic limited partner interest in AAP; (ii) general partner units representing a non-economic membership interest in our general partner; and (iii) Class B shares representing a non-economic limited partner interest in us. The Legacy Owners and any permitted transferees of their Stapled Interests have the right to exchange (the “Exchange Right”) all or a portion of such Stapled Interests for an equivalent number of Class A shares. In connection with the exercise of the Exchange Right, the Stapled Interests are transferred to us and the applicable Class B shares are canceled. Although we issue one Class A share for each Stapled Interest that is exchanged, we also receive one AAP unit and one general partner unit. As a result, the exercise by Legacy Owners of the Exchange Right is not dilutive. During the three months ended September 30, 2019, certain Legacy Owners or their permitted transferees exercised the Exchange Right, which resulted in the issuance of 15,173,490 Class A shares. The issuance of Class A shares in connection with the exercise of the Exchange Right was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

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
Thirty-First Supplemental Indenture (3.55% Senior Notes due 2029) dated September 16, 2019, and among Plains All American Pipeline, L.P., PAA Finance Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to PAA’s Current Report on Form 8-K filed September 17, 2019).

4.18	—
Shareholder and Registration Rights Agreement dated October 21, 2013 by and among Plains GP Holdings, L.P. and the other parties signatory thereto (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed October 25, 2013).

10.1 *†	—	Amendment No. 2 dated August 15, 2019 to Harry Pefanis Amended and Restated Employment Agreement.

10.2 *†	—	Form of LTIP Grant Letter dated August 15, 2019 (Officers)

10.3 *†	—	Form of LTIP Grant Letter dated August 15, 2019 (Directors)

31.1 †	—	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2 †	—	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1 ††	—	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350.

32.2 ††	—	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.

101.INS†	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	—	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104 †	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

November 7, 2019

	By:	/s/ Al Swanson
Al Swanson,
Executive Vice President and Chief Financial Officer of PAA GP Holdings LLC (Principal Financial Officer)

November 7, 2019

	By:	/s/ Chris Herbold
Chris Herbold,
Senior Vice President and Chief Accounting Officer of PAA GP Holdings LLC (Principal Accounting Officer)

November 7, 2019