Form 10-Q
period 2020-06-30
PLAINS GP HOLDINGS LP
filed 2020-08-10
CIK 1581990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________________________________________

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
As of July 31, 2020, there were 184,260,178 Class A Shares outstanding.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$42	$47
Restricted cash	64	37
Trade accounts receivable and other receivables, net	1,919	3,614
Inventory	662	604
Other current assets	476	312
Total current assets	3,163	4,614

PROPERTY AND EQUIPMENT	18,304	18,983
Accumulated depreciation	(3,694)	(3,616)
Property and equipment, net	14,610	15,367

OTHER ASSETS
Investments in unconsolidated entities	3,781	3,683
Goodwill	—	2,540
Deferred tax asset	1,442	1,280
Linefill and base gas	962	981
Long-term operating lease right-of-use assets, net	416	466
Long-term inventory	125	182
Other long-term assets, net	990	856
Total assets	$25,489	$29,969

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES
Trade accounts payable	$2,138	$3,687
Short-term debt	729	504
Other current liabilities	767	828
Total current liabilities	3,634	5,019

LONG-TERM LIABILITIES
Senior notes, net	9,067	8,939
Other long-term debt, net	326	248
Long-term operating lease liabilities	356	387
Other long-term liabilities and deferred credits	853	891
Total long-term liabilities	10,602	10,465

COMMITMENTS AND CONTINGENCIES (NOTE 12)

PARTNERS’ CAPITAL
Class A shareholders (184,260,178 and 182,138,592 shares outstanding, respectively)	1,465	2,155
Noncontrolling interests	9,788	12,330
Total partners’ capital	11,253	14,485
Total liabilities and partners’ capital	$25,489	$29,969
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
REVENUES
Supply and Logistics segment revenues	$2,925	$7,914	$10,833	$15,936
Transportation segment revenues	151	188	338	385
Facilities segment revenues	149	151	323	307
Total revenues	3,225	8,253	11,494	16,628

COSTS AND EXPENSES
Purchases and related costs	2,525	7,244	9,893	14,362
Field operating costs	253	340	557	667
General and administrative expenses	74	76	144	154
Depreciation and amortization	166	148	335	284
(Gains)/losses on asset sales and asset impairments, net (Note 14)	(1)	(4)	618	—
Goodwill impairment losses (Note 6)	—	—	2,515	—
Total costs and expenses	3,017	7,804	14,062	15,467

OPERATING INCOME/(LOSS)	208	449	(2,568)	1,161

OTHER INCOME/(EXPENSE)
Equity earnings in unconsolidated entities	81	83	191	172
Gain on/(impairment of) investments in unconsolidated entities, net (Note 7)	(69)	—	(91)	267
Interest expense (net of capitalized interest of $5, $11, $11 and $22, respectively)	(108)	(103)	(215)	(203)
Other income/(expense), net	18	(6)	(13)	18

INCOME/(LOSS) BEFORE TAX	130	423	(2,696)	1,415
Current income tax expense	(15)	(24)	(22)	(53)
Deferred income tax (expense)/benefit	22	27	162	(22)

NET INCOME/(LOSS)	137	426	(2,556)	1,340
Net (income)/loss attributable to noncontrolling interests	(121)	(360)	1,991	(1,127)
NET INCOME/(LOSS) ATTRIBUTABLE TO PAGP	$16	$66	$(565)	$213

BASIC NET INCOME/(LOSS) PER CLASS A SHARE	$0.09	$0.41	$(3.08)	$1.32

DILUTED NET INCOME/(LOSS) PER CLASS A SHARE	$0.09	$0.40	$(3.08)	$1.32

BASIC WEIGHTED AVERAGE CLASS A SHARES OUTSTANDING	184	162	183	161

DILUTED WEIGHTED AVERAGE CLASS A SHARES OUTSTANDING	184	164	183	161

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Net income/(loss)	$137	$426	$(2,556)	$1,340
Other comprehensive income/(loss)	116	51	(212)	109
Comprehensive income/(loss)	253	477	(2,768)	1,449
Comprehensive (income)/loss attributable to noncontrolling interests	(207)	(399)	2,150	(1,211)
Comprehensive income/(loss) attributable to PAGP	$46	$78	$(618)	$238

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
(in millions)

	Derivative Instruments	Translation Adjustments	Other	Total
	(unaudited)
Balance at December 31, 2019	$(259)	$(674)	$—	$(933)

Reclassification adjustments	5	—	—	5
Unrealized loss on hedges	(61)	—	—	(61)
Currency translation adjustments	—	(157)	—	(157)
Other	—	—	1	1
Total period activity	(56)	(157)	1	(212)
Balance at June 30, 2020	$(315)	$(831)	$1	$(1,145)

	Derivative Instruments	Translation Adjustments	Other	Total
	(unaudited)
Balance at December 31, 2018	$(177)	$(853)	$—	$(1,030)

Reclassification adjustments	5	—	—	5
Unrealized loss on hedges	(58)	—	—	(58)
Currency translation adjustments	—	161	—	161
Other	—	—	1	1
Total period activity	(53)	161	1	109
Balance at June 30, 2019	$(230)	$(692)	$1	$(921)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended June 30,
	2020	2019
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(2,556)	$1,340
Reconciliation of net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	335	284
(Gains)/losses on asset sales and asset impairments, net (Note 14)	618	—
Goodwill impairment losses (Note 6)	2,515	—
Equity-indexed compensation expense	5	24
Inventory valuation adjustments	232	—
Deferred income tax expense/(benefit)	(162)	22
Loss on foreign currency revaluation	23	12
Settlement of terminated interest rate hedging instruments	(100)	(22)
Change in fair value of Preferred Distribution Rate Reset Option (Note 10)	(17)	(16)
Equity earnings in unconsolidated entities	(191)	(172)
Distributions on earnings from unconsolidated entities	236	200
(Gain on)/impairment of investments in unconsolidated entities, net (Note 7)	91	(267)
Other	10	12
Changes in assets and liabilities, net of acquisitions	(67)	51
Net cash provided by operating activities	972	1,468
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in connection with acquisitions, net of cash acquired (Note 14)	(308)	(47)
Investments in unconsolidated entities	(314)	(259)
Additions to property, equipment and other	(472)	(642)
Proceeds from sales of assets (Note 14)	245	2
Cash paid for purchases of linefill and base gas	(12)	(24)
Other investing activities	3	(8)
Net cash used in investing activities	(858)	(978)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings/(repayments) under PAA commercial paper program (Note 8)	(93)	218
Net borrowings/(repayments) under PAA senior secured hedged inventory facility (Note 8)	(325)	100
Proceeds from the issuance of PAA senior notes (Note 8)	748	—
Repayments of PAA senior notes (Note 8)	(17)	—
Distributions paid to Class A shareholders (Note 9)	(99)	(105)
Distributions paid to noncontrolling interests (Note 9)	(397)	(474)
Sale of noncontrolling interest in a subsidiary	—	128
Other financing activities	100	47
Net cash used in financing activities	(83)	(86)
Effect of translation adjustment	(9)	(3)
Net increase in cash and cash equivalents and restricted cash	22	401
Cash and cash equivalents and restricted cash, beginning of period	84	69
Cash and cash equivalents and restricted cash, end of period	$106	$470

Cash paid for:
Interest, net of amounts capitalized	$213	$188
Income taxes, net of amounts refunded	$51	$86

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(in millions)

	Class A Shareholders	Noncontrolling Interests	Total Partners’ Capital
	(unaudited)
Balance at December 31, 2019	$2,155	$12,330	$14,485
Net loss	(565)	(1,991)	(2,556)
Distributions (Note 9)	(99)	(397)	(496)
Deferred tax asset	13	—	13
Other comprehensive loss	(53)	(159)	(212)
Change in ownership interest in connection with Exchange Right exercises (Note 9)	10	(10)	—
Contributions from noncontrolling interests (Note 9)	—	10	10
Other	4	5	9
Balance at June 30, 2020	$1,465	$9,788	$11,253

	Class A Shareholders	Noncontrolling Interests	Total Partners’ Capital
	(unaudited)
Balance at March 31, 2020	$1,457	$9,729	$11,186
Net income	16	121	137
Distributions (Note 9)	(33)	(151)	(184)
Deferred tax asset	(7)	—	(7)
Other comprehensive income	30	86	116
Contributions from noncontrolling interests (Note 9)	—	2	2
Other	2	1	3
Balance at June 30, 2020	$1,465	$9,788	$11,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(continued)
(in millions)

	Class A Shareholders	Noncontrolling Interests	Total Partners’ Capital
	(unaudited)
Balance at December 31, 2018	$1,846	$11,473	$13,319
Net income	213	1,127	1,340
Distributions	(105)	(474)	(579)
Deferred tax asset	27	—	27
Other comprehensive income	25	84	109
Change in ownership interest in connection with Exchange Right exercises	31	(31)	—
Sale of noncontrolling interest in a subsidiary	—	128	128
Other	(1)	(1)	(2)
Balance at June 30, 2019	$2,036	$12,306	$14,342

	Class A Shareholders	Noncontrolling Interests	Total Partners’ Capital
	(unaudited)
Balance at March 31, 2019	$1,955	$12,067	$14,022
Net income	66	360	426
Distributions	(57)	(254)	(311)
Deferred tax asset	30	—	30
Other comprehensive income	12	39	51
Change in ownership interest in connection with Exchange Right exercises	31	(31)	—
Sale of noncontrolling interest in a subsidiary	—	128	128
Other	(1)	(3)	(4)
Balance at June 30, 2019	$2,036	$12,306	$14,342

 The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Basis of Consolidation and Presentation

Organization

Plains GP Holdings, L.P. (“PAGP”) is a Delaware limited partnership formed in 2013 that has elected to be taxed as a corporation for United States federal income tax purposes. PAGP does not directly own any operating assets; as of June 30, 2020, its principal sources of cash flow are derived from an indirect investment in Plains All American Pipeline, L.P. (“PAA”), a publicly traded Delaware limited partnership. As used in this Form 10-Q and unless the context indicates otherwise (taking into account the fact that PAGP has no operating activities apart from those conducted by PAA and its subsidiaries), the terms “Partnership,” “we,” “us,” “our,” “ours” and similar terms refer to PAGP and its subsidiaries.

As of June 30, 2020, PAGP owned (i) a 100% managing member interest in Plains All American GP LLC (“GP LLC”), an entity that has also elected to be taxed as a corporation for United States federal income tax purposes and (ii) an approximate 75% limited partner interest in Plains AAP, L.P. (“AAP”) through our direct ownership of approximately 183.3 million Class A units of AAP (“AAP units”) and indirect ownership of approximately 1.0 million AAP units through GP LLC. GP LLC is a Delaware limited liability company that also holds the non-economic general partner interest in AAP. AAP is a Delaware limited partnership that, as of June 30, 2020, directly owned a limited partner interest in PAA through its ownership of approximately 248.4 million PAA common units (approximately 31% of PAA’s total outstanding common units and Series A preferred units combined). AAP is the sole member of PAA GP LLC (“PAA GP”), a Delaware limited liability company that directly holds the non-economic general partner interest in PAA.

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

The condensed consolidated balance sheet data as of December 31, 2019 was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and six months ended June 30, 2020 should not be taken as indicative of results to be expected for the entire year.

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

With the exception of a deferred tax asset of $1.442 billion and $1.280 billion as of June 30, 2020 and December 31, 2019, respectively, substantially all assets and liabilities presented on PAGP’s Condensed Consolidated Balance Sheets are those of PAA. Only the assets of each respective VIE can be used to settle the obligations of that individual VIE, and the creditors of each/either of those VIEs do not have recourse against the general credit of PAGP. PAGP did not provide any financial support to PAA or AAP during the six months ended June 30, 2020 or the year ended December 31, 2019. See Note 17 to our Consolidated Financial Statements included in Part IV of our 2019 Annual Report on Form 10-K for information regarding the Omnibus Agreement entered into by the Plains Entities on November 15, 2016.

Subsequent events have been evaluated through the financial statements issuance date and have been included in the following footnotes where applicable.

COVID-19

During the first quarter of 2020, the novel coronavirus (“COVID-19”) pandemic resulted in a swift and material decline in global crude oil demand, which contributed to an oversupply of crude oil that was exacerbated by increases in production from certain suppliers in the global oil markets. These macroeconomic and industry specific challenges resulted in a number of impairment charges recognized during the first half of 2020. See Note 6 and Note 14 for further discussion of these impairments.

Many uncertainties remain with respect to COVID-19, including uncertainty regarding the length of time the pandemic will continue, as well as the timing, pace and extent of an economic recovery in the United States, Canada and elsewhere, and how such uncertainties will impact the energy industry and our business. As a result, these matters may affect our estimates and assumptions on amounts reported in the financial statements and accompanying notes in the near term.

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

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$42	$47
Restricted cash	64	37
Total cash and cash equivalents and restricted cash	$106	$84

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

Except as discussed below and in our 2019 Annual Report on Form 10-K, there have been no new accounting pronouncements that have become effective or have been issued during the six months ended June 30, 2020 that are of significance or potential significance to us.

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

The following tables present our Supply and Logistics, Transportation and Facilities segment revenues from contracts with customers disaggregated by type of activity (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Supply and Logistics segment revenues from contracts with customers
Crude oil transactions	$2,928	$7,595	$10,251	$14,532
NGL and other transactions	127	269	555	1,178
Total Supply and Logistics segment revenues from contracts with customers	$3,055	$7,864	$10,806	$15,710

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Transportation segment revenues from contracts with customers
Tariff activities:
Crude oil pipelines	$405	$494	$917	$971
NGL pipelines	26	22	52	50
Total tariff activities	431	516	969	1,021
Trucking	22	35	57	74
Total Transportation segment revenues from contracts with customers	$453	$551	$1,026	$1,095

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Facilities segment revenues from contracts with customers
Crude oil, NGL and other terminalling and storage	$176	$177	$357	$349
NGL and natural gas processing and fractionation	80	87	190	175
Rail load / unload	8	19	22	39
Total Facilities segment revenues from contracts with customers	$264	$283	$569	$563

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Reconciliation to Total Revenues of Reportable Segments. The following tables present the reconciliation of our revenues from contracts with customers to segment revenues and total revenues as disclosed in our Condensed Consolidated Statements of Operations (in millions):

Three Months Ended June 30, 2020	Transportation	Facilities	Supply and Logistics	Total
Revenues from contracts with customers	$453	$264	$3,055	$3,772
Other items in revenues	4	12	(130)	(114)
Total revenues of reportable segments	$457	$276	$2,925	$3,658
Intersegment revenues				(433)
Total revenues				$3,225

Three Months Ended June 30, 2019	Transportation	Facilities	Supply and Logistics	Total
Revenues from contracts with customers	$551	$283	$7,864	$8,698
Other items in revenues	8	8	51	67
Total revenues of reportable segments	$559	$291	$7,915	$8,765
Intersegment revenues				(512)
Total revenues				$8,253

Six Months Ended June 30, 2020	Transportation	Facilities	Supply and Logistics	Total
Revenues from contracts with customers	$1,026	$569	$10,806	$12,401
Other items in revenues	10	20	28	58
Total revenues of reportable segments	$1,036	$589	$10,834	$12,459
Intersegment revenues				(965)
Total revenues				$11,494

Six Months Ended June 30, 2019	Transportation	Facilities	Supply and Logistics	Total
Revenues from contracts with customers	$1,095	$563	$15,710	$17,368
Other items in revenues	20	26	228	274
Total revenues of reportable segments	$1,115	$589	$15,938	$17,642
Intersegment revenues				(1,014)
Total revenues				$16,628

Minimum Volume Commitments. We have certain agreements that require counterparties to transport or throughput a minimum volume over an agreed upon period. At June 30, 2020 and December 31, 2019, counterparty deficiencies associated with contracts with customers and buy/sell arrangements that include minimum volume commitments for which we have remaining performance obligations and the customers still have the ability to meet their obligations totaled $50 million and $42 million, respectively. Billed counterparty deficiencies of $19 million and $22 million at June 30, 2020 and December 31, 2019, respectively, were recorded as a liability. Unbilled counterparty deficiencies of $31 million and $20 million at June 30, 2020 and December 31, 2019, respectively, were not reflected in our Condensed Consolidated Financial Statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Contract Balances. Our contract balances consist of amounts received associated with services or sales for which we have not yet completed the related performance obligation. The following table presents the change in the Topic 606 contract liability balance during the six months ended June 30, 2020 (in millions):

Contract Liabilities
Balance at December 31, 2019	$354
Amounts recognized as revenue	(245)
Additions (1)	193
Balance at June 30, 2020	$302

(1)Includes approximately $155 million associated with crude oil sales agreements that are entered into in conjunction with storage arrangements and future inventory exchanges. Such amount is expected to be recognized as revenue in the third quarter of 2020.

Remaining Performance Obligations. Topic 606 requires a presentation of information about partially and wholly unsatisfied performance obligations under contracts that exist as of the end of the period. The information includes the amount of consideration allocated to those remaining performance obligations and the timing of revenue recognition of those remaining performance obligations. Certain contracts meet the requirements for the presentation as remaining performance obligations. These arrangements include a fixed minimum level of service, typically a set volume of service, and do not contain any variability other than expected timing within a limited range. These contracts are all within the scope of Topic 606. The following table presents the amount of consideration associated with remaining performance obligations for the population of contracts with external customers meeting the presentation requirements as of June 30, 2020 (in millions):

	Remainder of 2020	2021	2022	2023	2024	2025 and Thereafter
Pipeline revenues supported by minimum volume commitments and capacity agreements (1)	$78	$167	$166	$164	$143	$580
Storage, terminalling and throughput agreement revenues	216	344	276	211	164	416
Total	$294	$511	$442	$375	$307	$996

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

Accounts receivable from the sale of crude oil are generally settled with counterparties on the industry settlement date, which is typically in the month following the month in which the title transfers. Otherwise, we generally invoice customers within 30 days of when the products or services were provided and generally require payment within 30 days of the invoice date. We review all outstanding accounts receivable balances on a monthly basis and record our receivables net of expected credit losses. We do not write-off accounts receivable balances until we have exhausted substantially all collection efforts. At June 30, 2020 and December 31, 2019, substantially all of our trade accounts receivable were less than 30 days past their scheduled invoice date. Our expected credit losses are immaterial. Although we consider our credit procedures to be adequate to mitigate any significant credit losses, given the sharp decline in demand for crude oil and the drop in prices, the actual amount of current and future credit losses could vary significantly from estimated amounts.

The following is a reconciliation of trade accounts receivable from revenues from contracts with customers to total Trade accounts receivable and other receivables, net as presented on our Condensed Consolidated Balance Sheets (in millions):

	June 30, 2020	December 31, 2019
Trade accounts receivable arising from revenues from contracts with customers	$1,588	$3,381
Other trade accounts receivables and other receivables (1)	1,891	3,576
Impact due to contractual rights of offset with counterparties	(1,560)	(3,343)
Trade accounts receivable and other receivables, net	$1,919	$3,614

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

On a weighted-average basis, for the three months ended June 30, 2020 and 2019, the possible exchange of 63 million and 112 million AAP units, respectively, and for the six months ended June 30, 2020 and 2019, the possible exchange of 64 million and 116 million AAP units, respectively, would not have had a dilutive effect on basic net income/(loss) per Class A share. For the three months ended June 30, 2020, the possible exchange of 1 million AAP Management Units, and for the six months ended June 30, 2020 and 2019, the possible exchange of 1 million and 2 million AAP Management Units, respectively, would not have had a dilutive effect on basic net income/(loss) per Class A share on a weighted-average basis. For the three and six months ended June 30, 2020, our PAGP LTIP awards were antidilutive. For the three and six months ended June 30, 2019, our PAGP LTIP awards were dilutive; however, there were less than 0.1 million dilutive LTIP awards for each period, which did not change the presentation of diluted weighted average Class A shares outstanding or diluted net income/(loss) per Class A share.

The following table sets forth the computation of basic and diluted net income/(loss) per Class A share (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic Net Income/(Loss) per Class A Share
Net income/(loss) attributable to PAGP	$16	$66	$(565)	$213
Basic weighted average Class A shares outstanding	184	162	183	161

Basic net income/(loss) per Class A share	$0.09	$0.41	$(3.08)	$1.32

Diluted Net Income/(Loss) per Class A Share
Net income/(loss) attributable to PAGP	$16	$66	$(565)	$213
Incremental net income attributable to PAGP resulting from assumed exchange of AAP Management Units	—	—	—	—
Net income/(loss) attributable to PAGP including incremental net income from assumed exchange of AAP Management Units	$16	$66	$(565)	$213

Basic weighted average Class A shares outstanding	184	162	183	161
Dilutive shares resulting from assumed exchange of AAP Management Units	—	2	—	—
Diluted weighted average Class A shares outstanding	184	164	183	161

Diluted net income/(loss) per Class A share	$0.09	$0.40	$(3.08)	$1.32

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 5—Inventory, Linefill and Base Gas and Long-term Inventory

Inventory, linefill and base gas and long-term inventory consisted of the following (barrels and natural gas volumes in thousands and carrying value in millions):

	June 30, 2020				December 31, 2019
	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)
Inventory
Crude oil	20,306	barrels	$512	$25.21	8,613	barrels	$450	$52.25
NGL	10,923	barrels	140	$12.82	7,574	barrels	142	$18.75
Other	N/A		10	N/A	N/A		12	N/A
Inventory subtotal			662				604

Linefill and base gas
Crude oil	14,491	barrels	810	$55.90	14,316	barrels	826	$57.70
NGL	1,645	barrels	42	$25.53	1,701	barrels	47	$27.63
Natural gas	25,576	Mcf	110	$4.30	24,976	Mcf	108	$4.32
Linefill and base gas subtotal			962				981

Long-term inventory
Crude oil	2,747	barrels	104	$37.86	2,598	barrels	152	$58.51
NGL	1,579	barrels	21	$13.30	1,707	barrels	30	$17.57
Long-term inventory subtotal			125				182

Total			$1,749				$1,767

(1)Price per unit of measure is comprised of a weighted average associated with various grades, qualities and locations. Accordingly, these prices may not coincide with any published benchmarks for such products.

At the end of each reporting period, we assess the carrying value of our inventory and make any adjustments necessary to reduce the carrying value to the applicable net realizable value. Any resulting adjustments are a component of “Purchases and related costs” on our accompanying Condensed Consolidated Statements of Operations. We recorded a charge of $232 million during the first quarter of 2020 related to the write-down of our crude oil and NGL inventory, of which $40 million was associated with our long-term inventory, due to declines in prices. A portion of this inventory valuation adjustment was offset by the recognition of gains on derivative instruments being utilized to hedge future sales of our crude oil and NGL inventory. Such gains were recorded to “Supply and Logistics segment revenues” in our accompanying Consolidated Statement of Operations. See Note 10 for discussion of our derivative and risk management activities.

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

Goodwill by segment and changes in goodwill are reflected in the following table (in millions):

	Transportation	Facilities	Supply and Logistics	Total
Balance at December 31, 2019	$1,052	$982	$506	$2,540
Acquisitions	2	—	—	2
Foreign currency translation adjustments	(11)	(4)	(3)	(18)
Goodwill, gross	1,043	978	503	2,524
Impairments	(1,038)	(975)	(502)	(2,515)
Foreign currency translation adjustments	(5)	(3)	(1)	(9)
Accumulated impairment losses	(1,043)	(978)	(503)	(2,524)
Balance at June 30, 2020	$—	$—	$—	$—

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 7—Investments in Unconsolidated Entities

Our investments in unconsolidated entities consisted of the following (in millions, except percentage data):

		Ownership Interest at June 30, 2020	Investment Balance
Entity (1)	Type of Operation		June 30, 2020	December 31, 2019
BridgeTex Pipeline Company, LLC	Crude Oil Pipeline	20%	$424	$431
Cactus II Pipeline LLC	Crude Oil Pipeline	65%	789	738
Capline Pipeline Company LLC	Crude Oil Pipeline (2)	54%	503	484
Diamond Pipeline LLC	Crude Oil Pipeline	50%	479	476
Eagle Ford Pipeline LLC	Crude Oil Pipeline	50%	375	382
Eagle Ford Terminals Corpus Christi LLC (“Eagle Ford Terminals”)	Crude Oil Terminal and Dock	50%	122	126
Red Oak Pipeline LLC (“Red Oak”)	Crude Oil Pipeline	50%	35	20
Saddlehorn Pipeline Company, LLC (“Saddlehorn”)	Crude Oil Pipeline	30%	198	234
STACK Pipeline LLC	Crude Oil Pipeline	50%	114	117
White Cliffs Pipeline, LLC	Crude Oil Pipeline	36%	197	196
Wink to Webster Pipeline LLC	Crude Oil Pipeline (3)	16%	242	136
Other investments			303	343
Total investments in unconsolidated entities			$3,781	$3,683

(1)Except for Eagle Ford Terminals, which is reported in our Facilities segment, the financial results from the entities are reported in our Transportation segment.
(2)The Capline pipeline was taken out of service pending the reversal of the pipeline system.
(3)Asset is currently under construction and has not yet been placed in service.

Impairments

In March 2020, the partners of Red Oak announced they were deferring the Red Oak pipeline project and suspending actions that would require additional capital spending on the project, and that they would re-evaluate demand for the project in light of recent market developments. During the second quarter, PAA determined that it would not proceed with the project as previously contemplated, and determined that there was an other-than-temporary impairment of its investment in Red Oak. PAA wrote its investment in Red Oak down to the estimated residual value of its share of the net assets. In addition, during the first quarter of 2020, PAA recorded a write-down of certain of its investments included in “Other investments” in the table above due to an other-than-temporary impairment related to a decline in market conditions. As a result of these write-downs, during the three and six months ended June 30, 2020, we recognized losses of $69 million and $112 million, respectively. These losses are reflected in “Gain on/(impairment of) investments in unconsolidated entities, net” on our Condensed Consolidated Statement of Operations.

Divestitures

Saddlehorn. In February 2020, we sold a 10% ownership interest in Saddlehorn for proceeds of approximately $78 million, including working capital adjustments, and have retained a 30% ownership interest. We recorded a gain of approximately $21 million related to this sale, which is included in “Gain on/(impairment of) investments in unconsolidated entities” on our Condensed Consolidated Statement of Operations. We continue to account for our remaining interest under the equity method of accounting.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 8—Debt

Debt consisted of the following (in millions):

	June 30, 2020	December 31, 2019
SHORT-TERM DEBT
PAA commercial paper notes, bearing a weighted-average interest rate of 2.2% (1)	$—	$93
PAA senior secured hedged inventory facility, bearing a weighted-average interest rate of 2.7% (1)	—	325
PAA senior notes:
5.00% senior notes due February 2021	600	—
Other	129	86
Total short-term debt	729	504

LONG-TERM DEBT
PAA senior notes, net of unamortized discounts and debt issuance costs of $66 and $61, respectively (2)	9,067	8,939
PAA GO Zone term loans, net of debt issuance costs of $1 and $1, respectively, bearing a weighted-average interest rate of 1.3% and 2.6%, respectively	199	199
Other	127	49
Total long-term debt	9,393	9,187
Total debt (3)	$10,122	$9,691

(1)We classified these PAA commercial paper notes and credit facility borrowings as short-term as of December 31, 2019, as these notes and borrowings were primarily designated as working capital borrowings, were required to be repaid within one year and were primarily for hedged NGL and crude oil inventory and NYMEX and ICE margin deposits.
(2)During the six months ended June 30, 2020, PAA repurchased $17 million of its outstanding senior notes on the open market and recognized a gain of $3 million on these transactions, which is included in “Other income/(expense), net” on our Condensed Consolidated Statement of Operations.
(3)PAA’s fixed-rate senior notes had a face value of approximately $9.7 billion and $9.0 billion as of June 30, 2020 and December 31, 2019, respectively. We estimated the aggregate fair value of these notes as of June 30, 2020 and December 31, 2019 to be approximately $9.7 billion and $9.3 billion, respectively. PAA’s fixed-rate senior notes are traded among institutions, and these trades are routinely published by a reporting service. Our determination of fair value is based on reported trading activity near the end of the reporting period. We estimate that the carrying value of outstanding borrowings under PAA’s credit facilities, commercial paper program and GO Zone term loans approximates fair value as interest rates reflect current market rates. The fair value estimates for PAA’s senior notes, credit facilities, commercial paper program and GO Zone term loans are based upon observable market data and are classified in Level 2 of the fair value hierarchy.

PAA Senior Notes

In June 2020, PAA completed the offering of $750 million, 3.80% senior notes due September 2030 at a public offering price of 99.794%. Interest payments are due on March 15 and September 15 of each year, commencing on September 15, 2020.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Borrowings and Repayments

Total borrowings under the PAA credit facilities and commercial paper program for the six months ended June 30, 2020 and 2019 were approximately $12.6 billion and $4.1 billion, respectively. Total repayments under the PAA credit facilities and commercial paper program were approximately $13.0 billion and $3.8 billion for the six months ended June 30, 2020 and 2019, respectively. The variance in total gross borrowings and repayments is impacted by various business and financial factors including, but not limited to, the timing, average term and method of general partnership borrowing activities.

Letters of Credit

In connection with our supply and logistics activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil, NGL and natural gas. Additionally, we issue letters of credit to support insurance programs, derivative transactions, including hedging-related margin obligations, and construction activities. At June 30, 2020 and December 31, 2019, we had outstanding letters of credit of $112 million and $157 million, respectively.

Note 9—Partners’ Capital and Distributions

Shares Outstanding

The following tables present the activity for our Class A shares, Class B shares and Class C shares:

	Class A Shares	Class B Shares	Class C Shares
Outstanding at December 31, 2019	182,138,592	65,785,702	549,538,139
Conversion of AAP Management Units (1)	—	559,768	—
Exchange Right exercises (1)	2,101,487	(2,101,487)	—
Redemption Right exercises (1)	—	(1,206,599)	1,206,599
Other	—	—	24,431
Outstanding at March 31, 2020	184,240,079	63,037,384	550,769,169
Conversion of AAP Management Units (1)	—	35,349	—
Redemption Right exercises (1)	—	(40,679)	40,679
Other	20,099	—	27,292
Outstanding at June 30, 2020	184,260,178	63,032,054	550,837,140

	Class A Shares	Class B Shares	Class C Shares
Outstanding at December 31, 2018	159,485,588	119,604,338	516,938,280
Redemption Right exercises (1)	—	(91,672)	91,672
Other	—	—	226,814
Outstanding at March 31, 2019	159,485,588	119,512,666	517,256,766
Exchange Right exercises (1)	7,331,745	(7,331,745)	—
Redemption Right exercises (1)	—	(12,193,771)	12,193,771
Other	—	—	603,456
Outstanding at June 30, 2019	166,817,333	99,987,150	530,053,993

(1)See Note 12 to our Consolidated Financial Statements included in Part IV of our 2019 Annual Report on Form 10-K for information regarding conversions of AAP Management Units, Exchange Rights and Redemption Rights.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Distributions

The following table details distributions to our Class A shareholders paid during or pertaining to the first six months of 2020 (in millions, except per share data):

Distribution Payment Date	Distributions to Class A Shareholders	Distributions per Class A Share
August 14, 2020 (1)	$33	$0.18
May 15, 2020	$33	$0.18
February 14, 2020	$66	$0.36

(1)Payable to shareholders of record at the close of business on July 31, 2020 for the period from April 1, 2020 through June 30, 2020.

Consolidated Subsidiaries

Noncontrolling Interests in Subsidiaries

As of June 30, 2020, noncontrolling interests in our subsidiaries consisted of (i) limited partner interests in PAA including a 69% interest in PAA’s common units and PAA’s Series A preferred units combined and 100% of PAA’s Series B preferred units, (ii) an approximate 25% limited partner interest in AAP and (iii) a 33% interest in Red River Pipeline Company LLC (“Red River LLC”).

During the six months ended June 30, 2020, we received $10 million of contributions from noncontrolling interests in Red River LLC related to the Red River pipeline capacity expansion and paid distributions of $4 million.

Subsidiary Distributions

PAA Series A Preferred Unit Distributions. The following table details distributions to PAA’s Series A preferred unitholders paid during or pertaining to the first six months of 2020 (in millions, except per unit data):

	Series A Preferred Unitholders
Distribution Payment Date	Cash Distribution	Distribution per Unit
August 14, 2020 (1)	$37	$0.525
May 15, 2020	$37	$0.525
February 14, 2020	$37	$0.525

(1)Payable to unitholders of record at the close of business on July 31, 2020 for the period from April 1, 2020 through June 30, 2020. At June 30, 2020, such amount was accrued as distributions payable in “Other current liabilities” on our Condensed Consolidated Balance Sheet.

PAA Series B Preferred Unit Distributions. Distributions on PAA’s Series B preferred units are payable semi-annually in arrears on the 15th day of May and November. The following table details distributions paid to PAA’s Series B preferred unitholders during the first six months of 2020 (in millions, except per unit data):

	Series B Preferred Unitholders
Distribution Payment Date	Cash Distribution	Distribution per Unit
May 15, 2020	$24.5	$30.625

At June 30, 2020, approximately $6 million of accrued distributions payable to PAA’s Series B preferred unitholders was included in “Other current liabilities” on our Condensed Consolidated Balance Sheet.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PAA Common Unit Distributions. The following table details distributions to PAA’s common unitholders paid during or pertaining to the first six months of 2020 (in millions, except per unit data):

	Distributions			Cash Distribution per Common Unit
	Common Unitholders		Total Cash Distribution
Distribution Payment Date	Public	AAP
August 14, 2020 (1)	$86	$45	$131	$0.18
May 15, 2020	$86	$45	$131	$0.18
February 14, 2020	$172	$90	$262	$0.36

(1)Payable to unitholders of record at the close of business on July 31, 2020 for the period from April 1, 2020 through June 30, 2020.

AAP Distributions. The following table details the distributions to AAP’s partners paid during or pertaining to the first six months of 2020 from distributions received from PAA (in millions):

	Distribution to AAP’s Partners
Distribution Payment Date	Noncontrolling Interests	PAGP	Total Cash Distributions
August 14, 2020 (1)	$12	$33	$45
May 15, 2020	$12	$33	$45
February 14, 2020	$24	$66	$90

(1)Payable to unitholders of record at the close of business on July 31, 2020 for the period from April 1, 2020 through June 30, 2020.

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

At June 30, 2020 and December 31, 2019, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings. Although we may be required to post margin on our exchange-traded derivatives transacted through a clearing brokerage account, as described below, we do not require our non-cleared derivative counterparties to post collateral with us.

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

Commodity Purchases and Sales — In the normal course of our operations, we purchase and sell commodities. We use derivatives to manage the associated risks and to optimize profits. As of June 30, 2020, net derivative positions related to these activities included:

•A net long position of 10.2 million barrels associated with our crude oil purchases, which was unwound ratably during July 2020 to match monthly average pricing.
•A net short time spread position of 6.6 million barrels, which hedges a portion of our anticipated crude oil lease gathering purchases through September 2021.
•A net crude oil basis spread position of 7.9 million barrels at multiple locations through December 2021. These derivatives allow us to lock in grade basis differentials.
•A net short position of 33.2 million barrels through December 2022 related to anticipated net sales of crude oil and NGL inventory.

Natural Gas Processing/NGL Fractionation — We purchase natural gas for processing and operational needs. Additionally, we purchase NGL mix for fractionation and sell the resulting individual specification products (including ethane, propane, butane and condensate). In conjunction with these activities, we hedge the price risk associated with the purchase of the natural gas and the subsequent sale of the individual specification products. The following table summarizes our open derivative positions utilized to hedge the price risk associated with anticipated purchases and sales related to our natural gas processing and NGL fractionation activities as of June 30, 2020:

Notional Volume
	(Short)/Long	Remaining Tenor
Natural gas purchases	23.8 Bcf	December 2020
Propane sales	(4.1) MMbls	December 2020
Butane sales	(1.3) MMbls	December 2020
Condensate sales (WTI position)	(0.5) MMbls	December 2020
Fuel gas requirements (1)	17.4 Bcf	December 2022
Power supply requirements (1)	0.9 TWh	December 2022

(1)Positions to hedge a portion of our power supply and fuel gas requirements at our Canadian natural gas processing and fractionation plants.

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

Our commodity derivatives are not designated as a hedging relationship, as such, changes in the fair value are reported in earnings. A summary of the impact of our commodity derivatives recognized in earnings as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Supply and Logistics segment revenues	$(134)	$56	$15	$231
Field operating costs	(1)	4	—	11
Net gain/(loss) from commodity derivative activity	$(135)	$60	$15	$242

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

	June 30, 2020	December 31, 2019
Initial margin	$140	$73
Variation margin posted/(returned)	(20)	(45)
Letters of credit	(75)	(73)
Net broker receivable/(payable)	$45	$(45)

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

	June 30, 2020				December 31, 2019
			Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet			Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Commodity Derivatives				Commodity Derivatives
	Assets	Liabilities			Assets	Liabilities
Derivative Assets
Other current assets	$171	$(83)	$39	$127	$179	$(37)	$(45)	$97
Other long-term assets, net	64	(3)	—	61	24	—	—	24
Derivative Liabilities
Other current liabilities	118	(149)	6	(25)	32	(56)	—	(24)
Other long-term liabilities and deferred credits	16	(51)	—	(35)	—	(12)	—	(12)
Total	$369	$(286)	$45	$128	$235	$(105)	$(45)	$85

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

The following table summarizes the terms of our outstanding interest rate derivatives as of June 30, 2020 (notional amounts in millions):

Hedged Transaction	Number and Types of Derivatives Employed	Notional Amount	Expected Termination Date	Average Rate Locked	Accounting Treatment
Anticipated interest payments	8 forward starting swaps (30-year)	$200	6/15/2023	1.38%	Cash flow hedge
Anticipated interest payments	8 forward starting swaps (30-year)	$200	6/14/2024	0.73%	Cash flow hedge

As of June 30, 2020, there was a net loss of $315 million deferred in AOCI. The deferred net loss recorded in AOCI is expected to be reclassified to future earnings contemporaneously with (i) the earnings recognition of the underlying hedged commodity transactions or (ii) interest expense accruals associated with underlying debt instruments. We reclassified losses of $3 million during each of the three months ended June 30, 2020 and 2019 and losses of $5 million during each of the six months ended June 30, 2020 and 2019, respectively. Of the total net loss deferred in AOCI at June 30, 2020, we expect to reclassify a loss of $13 million to earnings in the next twelve months. We estimate that substantially all of the remaining deferred loss will be reclassified to earnings through 2054 as the underlying hedged transactions impact earnings. A portion of these amounts is based on market prices as of June 30, 2020; thus, actual amounts to be reclassified will differ and could vary materially as a result of changes in market conditions.

The following table summarizes the net unrealized gain/(loss) recognized in AOCI for derivatives (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest rate derivatives, net	$19	$(35)	$(61)	$(58)

At June 30, 2020, the net fair value of our interest rate hedges, which were included in “Other long-term liabilities and deferred credits” on our Condensed Consolidated Balance Sheet, totaled $5 million. At December 31, 2019, the fair value of these hedges was $44 million and included in “Other current liabilities.”

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes our open forward exchange contracts as of June 30, 2020 (in millions):

		USD	CAD	Average Exchange Rate USD to CAD
Forward exchange contracts that exchange CAD for USD:
	2020	$185	$252	$1.00 - $1.36

Forward exchange contracts that exchange USD for CAD:
	2020	$275	$371	$1.00 - $1.35

These derivatives are not designated as a hedging relationship. As such, changes in fair value are recognized in earnings as a component of Supply and Logistics segment revenues. For the three months ended June 30, 2020 and 2019, the amounts recognized in earnings for our currency exchange rate hedges were gains of $2 million in each respective period. For the six months ended June 30, 2020 and 2019, the amounts recognized in earnings for our currency exchange rate hedges were a loss of $4 million and a gain of $7 million, respectively.

At June 30, 2020, the net fair value of these currency exchange rate hedges, which was included in “Other current liabilities” on our Condensed Consolidated Balance Sheet, totaled $2 million. At December 31, 2019, the net fair value of these currency exchange rate hedges, which was included in “Other current assets” and “Other current liabilities” on our Condensed Consolidated Balance Sheet, totaled $2 million and $1 million, respectively.

Preferred Distribution Rate Reset Option

A derivative feature embedded in a contract that does not meet the definition of a derivative in its entirety must be bifurcated and accounted for separately if the economic characteristics and risks of the embedded derivative are not clearly and closely related to those of the host contract. The Preferred Distribution Rate Reset Option of the PAA Series A preferred units is an embedded derivative that must be bifurcated from the related host contract, the PAA partnership agreement, and recorded at fair value on our Condensed Consolidated Balance Sheets. This embedded derivative is not designated as a hedging relationship and corresponding changes in fair value are recognized in “Other income/(expense), net” in our Condensed Consolidated Statement of Operations. For the three months ended June 30, 2020 and 2019, we recognized losses of $9 million and $7 million, respectively. For the six months ended June 30, 2020 and 2019, we recognized net gains of $17 million and $16 million, respectively. The fair value of the Preferred Distribution Rate Reset Option, which was included in “Other long-term liabilities and deferred credits” on our Condensed Consolidated Balance Sheets, totaled $17 million and $34 million at June 30, 2020 and December 31, 2019, respectively. See Note 13 to our Consolidated Financial Statements included in Part IV of our 2019 Annual Report on Form 10-K for additional information regarding the Series A preferred units and Preferred Distribution Rate Reset Option.

Recurring Fair Value Measurements

Derivative Financial Assets and Liabilities

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis (in millions):

	Fair Value as of June 30, 2020				Fair Value as of December 31, 2019
Recurring Fair Value Measures (1)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity derivatives	$24	$84	$(25)	$83	$42	$105	$(17)	$130
Interest rate derivatives	—	(5)	—	(5)	—	(44)	—	(44)
Foreign currency derivatives	—	(3)	—	(3)	—	1	—	1
Preferred Distribution Rate Reset Option	—	—	(17)	(17)	—	—	(34)	(34)
Total net derivative asset/(liability)	$24	$76	$(42)	$58	$42	$62	$(51)	$53

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

Rollforward of Level 3 Net Asset/(Liability)

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our derivatives classified as Level 3 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning Balance	$(61)	$(10)	$(51)	$(24)
Net gains/(losses) for the period included in earnings	18	(5)	8	18
Settlements	1	(3)	1	(11)
Derivatives entered into during the period	—	(8)	—	(9)
Ending Balance	$(42)	$(26)	$(42)	$(26)

Change in unrealized gains/(losses) included in earnings relating to Level 3 derivatives still held at the end of the period	$18	$(13)	$8	$9
Note 11—Related Party Transactions

See Note 17 to our Consolidated Financial Statements included in Part IV of our 2019 Annual Report on Form 10-K for a complete discussion of our related party transactions.

PAA’s Ownership of our Class C Shares

As of June 30, 2020 and December 31, 2019, PAA owned 550,837,140 and 549,538,139, respectively, Class C shares. The Class C shares represent a non-economic limited partner interest in us that provides PAA, as the sole holder, a “pass-through” voting right through which PAA’s common unitholders and Series A preferred unitholders have the effective right to vote, pro rata with the holders of our Class A and Class B shares, for the election of eligible directors.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Transactions with Other Related Parties

Our other related parties include (i) principal owners and their affiliated entities and (ii) entities in which we hold investments and account for under the equity method of accounting (see Note 7 for information regarding such entities). We recognize as our principal owners entities that have a designated representative on the board of directors of our general partner and/or own greater than 10% of the limited partner interests in AAP. Such limited partner interests in AAP translates into a significantly smaller indirect ownership interest in PAA. We also consider subsidiaries or funds identified as affiliated with principal owners to be related parties. As of June 30, 2020, Kayne Anderson Capital Advisors, L.P. was a principal owner.

During the three and six months ended June 30, 2020 and 2019, we recognized sales and transportation revenues, purchased petroleum products and utilized transportation services from our principal owners and their affiliated entities and our equity method investees. These transactions were conducted at posted tariff rates or prices that we believe approximate market. Included in these transactions was a crude oil buy/sell agreement that includes a multi-year minimum volume commitment. The impact to our Condensed Consolidated Statements of Operations from these transactions is included below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues from related parties (1) (2) (3)	$10	$231	$33	$456

Purchases and related costs from related parties (2) (3)	$94	$(14)	$223	$100

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

Our receivable and payable amounts with these related parties as reflected on our Condensed Consolidated Balance Sheets were as follows (in millions):

	June 30, 2020	December 31, 2019
Trade accounts receivable and other receivables, net from related parties (1)	$131	$134

Trade accounts payable to related parties (1) (2)	$46	$102

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2020, our estimated undiscounted reserve for environmental liabilities (including liabilities related to the Line 901 incident, as discussed further below) totaled $192 million, of which $148 million was classified as short-term and $44 million was classified as long-term. At December 31, 2019, our estimated undiscounted reserve for environmental liabilities (including liabilities related to the Line 901 incident) totaled $140 million, of which $60 million was classified as short-term and $80 million was classified as long-term. Such short- and long-term environmental liabilities are reflected in “Other current liabilities” and “Other long-term liabilities and deferred credits,” respectively, on our Condensed Consolidated Balance Sheets. At June 30, 2020, we had recorded receivables totaling $126 million for amounts probable of recovery under insurance and from third parties under indemnification agreements and such amount was classified as short-term. At December 31, 2019, we had recorded $72 million of such receivables, of which $35 million was classified as short-term and $37 million was classified as long-term. Such short- and long-term receivables are reflected in “Trade accounts receivable and other receivables, net” and “Other long-term assets, net,” respectively, on our Condensed Consolidated Balance Sheets.

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

Also in late May of 2015, the United States Attorney for the Department of Justice, Central District of California, Environmental Crimes Section (“DOJ”) began an investigation into whether there were any violations of federal criminal statutes in connection with the Line 901 incident, including potential violations of the federal Clean Water Act. We have cooperated with the DOJ’s investigation by responding to their requests for documents and access to our employees. Consistent with the terms of our governing organizational documents, we are funding our employees’ defense costs, including the costs of separate counsel engaged to represent such individuals. The statute of limitations for federal criminal charges lapsed in May of 2020 with no federal criminal charges being brought against PAA or any of its affiliates, officers or employees.

Shortly following the Line 901 incident, we established a claims line and encouraged any parties that were damaged by the release to contact us to discuss their damage claims. We have received a number of claims through the claims line and we have been processing those claims and making payments as appropriate. In addition, we have also had nine class action lawsuits filed against us, six of which have been administratively consolidated into a single proceeding in the United States District Court for the Central District of California. In general, the plaintiffs are seeking to establish different classes of claimants that have allegedly been damaged by the release. The court originally certified three sub-classes of claimants and denied certification of the other proposed sub-class. On appeal, the Ninth Circuit Court of Appeals overturned the certification of one of the three sub-classes, the oil-industry sub-class, and the District Court subsequently dismissed the oil-industry sub-class representatives’ claims. The two remaining sub-classes include (i) commercial fishermen who landed fish in certain specified fishing blocks in the waters off the coast of Southern California or persons or businesses who resold commercial seafood landed in such areas; and (ii) residential beachfront properties on a beach and residential properties with a private easement to a beach where oil from the spill washed up. The court has set a trial date of September 1, 2020 for those two sub-classes, but the trial is unlikely to proceed on that date due to COVID-19 related trial suspensions. We are also defending a separate class action lawsuit proceeding in the United States District Court for the Central District of California brought on behalf of the Line 901 and Line 903 easement holders seeking injunctive relief as well as compensatory damages.

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

In addition to the foregoing, as the “responsible party” for the Line 901 incident we are liable for various costs and for certain natural resource damages under the Oil Pollution Act. In this regard, following the Line 901 incident, we entered into a cooperative Natural Resource Damage Assessment (“NRDA”) process with the following federal and state agencies designated or authorized by law to act as trustees for the natural resources of the United States and the State of California (collectively, the “Trustees”): the United States Department of Interior, the National Oceanic and Atmospheric Administration, CDFW, the California Department of Parks and Recreation, the California State Lands Commission, and the Regents of the University of California. As part of the NRDA process, PAA and the Trustees jointly and independently planned and conducted a number of natural resource assessment activities related to the Line 901 incident. On March 13, 2020, the United States and the People of the State of California filed a civil complaint against Plains All American Pipeline, L.P. and Plains Pipeline L.P. along with a pre-negotiated settlement agreement in the form of a Consent Decree (the “Consent Decree”). The Consent Decree, which was pre-negotiated and signed by DOJ, PHMSA, EPA, CDFW, California Department of Parks and Recreation, California State Lands Commission, Office of the State Fire Marshal, Central Coast Regional Water Quality Control Board, and Regents of the University of California, will, if entered by the court, settle all of the claims asserted in the lawsuit. The Consent Decree would require Plains to pay $24 million in civil penalties and implement certain agreed-upon injunctive relief, and pay $22.325 million as compensation for injuries to, destruction of, loss of, or loss of use of natural resources resulting from the Line 901 incident. The Consent Decree is subject to review and approval by the Federal District Court for the Central District of California. We have included the costs associated with the Consent Decree settlement in the loss accrual described below.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Taking the foregoing into account, as of June 30, 2020, we estimate that the aggregate total costs we have incurred or will incur with respect to the Line 901 incident will be approximately $455 million, which estimate includes actual and projected emergency response and clean-up costs, natural resource damage assessments and certain third party claims settlements, as well as estimates for fines, penalties and certain legal fees. We accrue such estimates of aggregate total costs to “Field operating costs” in our Condensed Consolidated Statements of Operations. This estimate considers our prior experience in environmental investigation and remediation matters and available data from, and in consultation with, our environmental and other specialists, as well as currently available facts and presently enacted laws and regulations. We have made assumptions for (i) the duration of the natural resource damage assessment process and the ultimate amount of damages determined, (ii) the resolution of certain third party claims and lawsuits, but excluding claims and lawsuits with respect to which losses are not probable and reasonably estimable, and excluding future claims and lawsuits, (iii) the determination and calculation of fines and penalties, but excluding fines and penalties that are not probable or reasonably estimable and (iv) the nature, extent and cost of legal services that will be required in connection with all lawsuits, claims and other matters requiring legal or expert advice associated with the Line 901 incident. Our estimate does not include any lost revenue associated with the shutdown of Line 901 or 903 and does not include any liabilities or costs that are not reasonably estimable at this time or that relate to contingencies where we currently regard the likelihood of loss as being only reasonably possible or remote. We believe we have accrued adequate amounts for all probable and reasonably estimable costs; however, this estimate is subject to uncertainties associated with the assumptions that we have made. For example, the amount of time it takes for us to resolve all of the current and future lawsuits, claims and investigations that relate to the Line 901 incident could turn out to be significantly longer than we have assumed, and as a result the costs we incur for legal services could be significantly higher than we have estimated. In addition, with respect to fines and penalties, the ultimate amount of any fines and penalties assessed against us depends on a wide variety of factors, many of which are not estimable at this time. Where fines and penalties are probable and estimable, we have included them in our estimate, although such estimates could turn out to be wrong. Accordingly, our assumptions and estimates may turn out to be inaccurate and our total costs could turn out to be materially higher; therefore, we can provide no assurance that we will not have to accrue significant additional costs in the future with respect to the Line 901 incident.

As of June 30, 2020, we had a remaining undiscounted gross liability of $140 million related to this event, which is presented in “Other current liabilities” on our Condensed Consolidated Balance Sheet. We maintain insurance coverage, which is subject to certain exclusions and deductibles, in the event of such environmental liabilities. Subject to such exclusions and deductibles, we believe that our coverage is adequate to cover the current estimated total emergency response and clean-up costs, claims settlement costs and remediation costs and we believe that this coverage is also adequate to cover any potential increase in the estimates for these costs that exceed the amounts currently identified. Through June 30, 2020, we had collected, subject to customary reservations, $212 million out of the approximate $330 million of release costs that we believe are probable of recovery from insurance carriers, net of deductibles. Therefore, as of June 30, 2020, we have recognized a receivable of approximately $118 million for the portion of the release costs that we believe is probable of recovery from insurance, net of deductibles and amounts already collected. Such amount is recognized as a current asset in “Trade accounts receivable and other receivables, net” on our Condensed Consolidated Balance Sheet. We have completed the required clean-up and remediation work as determined by the Unified Command and the Unified Command has been dissolved; however, we expect to make payments for additional costs associated with restoration of the impacted areas, as well as natural resource damage assessment and compensation, legal, professional and regulatory costs, in addition to fines and penalties, during future periods.

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

The following tables reflect certain financial data for each segment (in millions):

	Transportation	Facilities	Supply and Logistics	Intersegment Adjustment	Total
Three Months Ended June 30, 2020
Revenues:
External customers (1)	$234	$149	$2,925	$(83)	$3,225
Intersegment (2)	223	127	—	83	433
Total revenues of reportable segments	$457	$276	$2,925	$—	$3,658
Equity earnings in unconsolidated entities	$81	$—	$—		$81
Segment Adjusted EBITDA	$346	$174	$3		$523
Maintenance capital	$31	$15	$8		$54

Three Months Ended June 30, 2019
Revenues:
External customers (1)	$316	$151	$7,914	$(128)	$8,253
Intersegment (2)	243	140	1	128	512
Total revenues of reportable segments	$559	$291	$7,915	$—	$8,765
Equity earnings in unconsolidated entities	$83	$—	$—		$83
Segment Adjusted EBITDA	$410	$172	$200		$782
Maintenance capital	$39	$30	$3		$72

Six Months Ended June 30, 2020
Revenues:
External customers (1)	$532	$323	$10,833	$(194)	$11,494
Intersegment (2)	504	266	1	194	965
Total revenues of reportable segments	$1,036	$589	$10,834	$—	$12,459
Equity earnings in unconsolidated entities	$189	$2	$—		$191
Segment Adjusted EBITDA	$788	$384	$144		$1,316
Maintenance capital	$64	$29	$11		$104

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Transportation	Facilities	Supply and Logistics	Intersegment Adjustment	Total
Six Months Ended June 30, 2019
Revenues:
External customers (1)	$618	$307	$15,936	$(233)	$16,628
Intersegment (2)	497	282	2	233	1,014
Total revenues of reportable segments	$1,115	$589	$15,938	$—	$17,642
Equity earnings in unconsolidated entities	$172	$—	$—		$172
Segment Adjusted EBITDA	$809	$356	$478		$1,643
Maintenance capital	$67	$46	$5		$118

As of June 30, 2020
Total assets	$14,599	$6,314	$4,576		$25,489
As of December 31, 2019
Total assets	$15,549	$7,593	$6,827		$29,969

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Segment Adjusted EBITDA Reconciliation

The following table reconciles Segment Adjusted EBITDA to Net income/(loss) attributable to PAGP (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Segment Adjusted EBITDA	$523	$782	$1,316	$1,643
Adjustments (1):
Depreciation and amortization of unconsolidated entities (2)	(16)	(14)	(33)	(27)
Gains/(losses) from derivative activities, net of inventory valuation adjustments (3)	(90)	(44)	(121)	30
Long-term inventory costing adjustments (4)	51	(25)	(64)	(4)
Deficiencies under minimum volume commitments, net (5)	(7)	(1)	(6)	7
Equity-indexed compensation expense (6)	(5)	(4)	(8)	(7)
Net gain/(loss) on foreign currency revaluation (7)	—	(7)	13	(12)
Line 901 incident (8)	—	(10)	—	(10)
Significant acquisition-related expenses (9)	—	—	(3)	—
Unallocated general and administrative expenses	(2)	(1)	(3)	(3)
Depreciation and amortization	(166)	(148)	(335)	(284)
Gains/(losses) on asset sales and asset impairments, net	1	4	(618)	—
Goodwill impairment losses	—	—	(2,515)	—
Gain on/(impairment of) investments in unconsolidated entities, net	(69)	—	(91)	267
Interest expense, net	(108)	(103)	(215)	(203)
Other income/(expense), net	18	(6)	(13)	18
Income/(loss) before tax	130	423	(2,696)	1,415
Income tax (expense)/benefit	7	3	140	(75)
Net income/(loss)	137	426	(2,556)	1,340
Net (income)/loss attributable to noncontrolling interests	(121)	(360)	1,991	(1,127)
Net income/(loss) attributable to PAGP	$16	$66	$(565)	$213

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
(9)Includes acquisition-related expenses associated with the Felix Midstream LLC acquisition. See Note 14 for additional discussion. An adjustment for these non-recurring expenses is included in the calculation of Segment Adjusted EBITDA for the three and six months ended June 30, 2020 as our CODM does not view such expenses as integral to understanding our core segment operating performance.

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

Assets Held For Sale. As of June 30, 2020, we classified approximately $198 million as assets held for sale on our Condensed Consolidated Balance Sheet (in “Other current assets”). The assets held for sale, which were valued based on fair value less costs to sell, are primarily property and equipment, are included in our Facilities segment and are related to transactions to sell our interests in:

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

During the first quarter of 2020, certain NGL terminals included in our Facilities segment were also classified as held for sale. In April 2020, the transaction closed for proceeds of approximately $163 million, subject to certain adjustments.

Upon these classifications to assets held for sale, we recognized non-cash impairment losses of approximately $167 million during the first quarter of 2020. Such impairment losses are reflected in “(Gains)/losses on asset sales and asset impairments, net” on our Condensed Consolidated Statement of Operations.

Asset Impairments (Held and Used)

During the six months ended June 30, 2020, we recognized approximately $558 million of non-cash impairment losses related to certain pipeline and other long-lived assets included in our Transportation and Facilities segments, along with certain of our investments in unconsolidated entities. Of these losses, approximately $446 million is reflected in “(Gains)/losses on asset sales and asset impairments, net” with the remainder reflected in “Gain on/(impairment of) investments in unconsolidated entities, net” on our Condensed Consolidated Statement of Operations. A majority of the impairment losses were recognized during the first quarter of 2020. See Note 7 for additional information regarding our investments in unconsolidated entities.

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
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Recent Accounting Pronouncements
•Critical Accounting Policies and Estimates
•Forward-Looking Statements

Executive Summary

Company Overview

We are a Delaware limited partnership formed on July 17, 2013 that has elected to be taxed as a corporation for United States federal income tax purposes. As of June 30, 2020, our sole cash-generating assets consisted of (i) a 100% managing member interest in Plains All American GP LLC (“GP LLC”) that has also elected to be taxed as a corporation for United States federal income tax purposes and (ii) an approximate 75% limited partner interest in AAP through our direct ownership of approximately 183.3 million AAP units and indirect ownership of approximately 1.0 million AAP units through GP LLC. GP LLC is a Delaware limited liability company that also holds the non-economic general partner interest in AAP. AAP is a Delaware limited partnership that, as of June 30, 2020, directly owned a limited partner interest in PAA through its ownership of approximately 248.4 million PAA common units (approximately 31% of PAA’s total outstanding common units and Series A preferred units combined). AAP is the sole member of PAA GP LLC (“PAA GP”), a Delaware limited liability company that directly holds the non-economic general partner interest in PAA.

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

Recent Events & Outlook

During the first quarter of 2020, COVID-19 escalated into a global pandemic, which led to widespread shelter-in-place or similar requirements throughout North America and across the world, resulting in significantly reduced energy demand. Early in the second quarter, North American producers responded aggressively by shutting in significant levels of production, which mitigated the pace of crude oil inventory builds and the risk of testing storage maximums. In addition, throughout the second quarter, U.S. refinery utilization increased, the previously steep contango market structure tempered, and crude oil prices improved to levels supporting the ability for producers to bring a substantial portion of previously shut-in production back on line.

However, the U.S. Lower 48 horizontal crude oil rig count continued to decline and currently sits at approximately 20% of 2019 peak levels. In addition, U.S. inventories of crude oil, gasoline, and distillate remain at historically high levels. The combination of steep shale declines relative to drilling and completion activity, substantial inventory overhang, and the potential for a prolonged demand recovery could challenge the ability for North American liquids production to return to a sustainable growth trajectory in 2020 and potentially into 2021. Furthermore, we expect a continuation of elevated near-term market uncertainty to be driven by risks including potential COVID-19 resurgence, regulatory changes and evolving geo-political dynamics. In aggregate, we expect these market dynamics to have a negative impact on our business relative to pre-pandemic levels, with the impacts in 2021 potentially being more pronounced than in 2020.

In response to the challenging near-term market conditions, we have taken steps to further strengthen our balance sheet, liquidity and long-term financial flexibility. These actions include significantly reducing and continuing to challenge our capital program, reducing the amount of our Class A share distribution payable, progressing asset sales, and reducing costs, while remaining focused on operating safely and responsibly.

Specifically, since April, we have reduced our 2020/2021 capital program by $850 million, or 37%, and have decreased PAA’s common unit distributions and our Class A share distributions by 50% (as paid in May 2020 and payable in August 2020) versus the distributions paid in February 2020, which reflects a reduction of $525 million on an annualized basis. We have completed approximately $250 million of asset sales (which amount excludes a previously announced approximately $195 million asset sale that remains under a definitive agreement and is expected to close later in the year). While each of these actions should contribute to a stronger balance sheet and enhanced liquidity and long-term financial flexibility, we can provide no assurance that we will be able to effect certain future actions (such as additional capital reductions, asset sales and expense reductions) and additional actions may be necessary to achieve our balance sheet, liquidity and financial security objectives.

In addition, many governments have enacted or are contemplating measures to provide aid and economic stimulus in response to the COVID-19 pandemic. These measures include actions by both the U.S. federal government and the government of Canada. There has been no material impact to our financial position, results of operations or cash flows resulting from these measures.

While some modifications in our operations have been necessary to deal with risks associated with the COVID-19 pandemic, we have not experienced any material constraints in our ability to continue our essential business functions and have not incurred any significant additional operating costs as a result of the pandemic, including costs associated with navigating the applicable shelter-in-place or similar restrictions and implementing our business continuity plans. We remain focused on the health and safety of our workforce, and have modified our operations in ways that we believe are prudent and appropriate in order to protect our employees while continuing to operate our assets in an effective, safe and responsible manner.

Overview of Operating Results, Capital Investments and Other Significant Activities

The macroeconomic and industry specific challenges discussed above have resulted in a number of impairment charges recognized during the first half of 2020 as discussed further below. See “—Liquidity and Capital Resources” for additional discussion of the expected and potential impact of COVID-19 and related market conditions on our business.

During the first six months of 2020, we recognized a net loss of $2.6 billion as compared to net income of $1.3 billion recognized during the first six months of 2019. The net loss for the period was driven by goodwill impairment losses of $2.5 billion and was also impacted by non-cash impairment charges of approximately $725 million related to the write-down of certain pipeline and other long-lived assets, certain of our investments in unconsolidated entities, and assets upon classification as held for sale. In addition, we recognized approximately $232 million of inventory valuation adjustments due to declines in commodity prices during the first quarter of 2020.

Our results for the comparative period were also impacted by:

•Less favorable results from our Supply and Logistics segment due to less favorable crude oil differentials, the impact of weighted average inventory costing resulting in lower crude oil margins during the period (which will result in higher margins in the second half of 2020), lower NGL margins and the unfavorable impact of the mark-to-market of certain derivative instruments, resulting from losses recognized in the 2020 period compared to gains in the 2019 period;

•Less favorable results from our Transportation segment driven by lower volumes from shut-ins of crude oil production and tight regional basis differentials, a portion of which are covered by minimum volume commitments that will be made up or paid for in future periods, and lower pipeline loss allowance revenue in 2020 due to lower prices and volumes;

•Higher depreciation and amortization expense in the 2020 period primarily due to additional depreciation expense associated with the completion of various capital expansion projects and an adjustment to the useful lives of certain assets;

•Unfavorable foreign currency impacts of $23 million recognized in “Other income/(expense), net” in the 2020 period;

•A gain of $21 million recognized in the current period related to the sale of a portion of our interest in Saddlehorn Pipeline Company, LLC in February 2020, compared to a non-cash gain of $267 million recognized in the 2019 period related to a fair value adjustment resulting from the accounting for the contribution of our undivided joint interest in the Capline pipeline system for an equity interest in Capline Pipeline Company LLC; partially offset by

•Favorable results from our Facilities segment due to increased activity and capacity in our crude oil storage operations and the receipt of a deficiency payment upon the expiration of a multi-year contract, which were partially offset by decreased activity at our rail terminals and the impact from the sale of certain NGL terminals in the fourth quarter of 2019 and the second quarter of 2020; and

•An income tax benefit for the first half of 2020 due to the impact of lower earnings at PAA, including goodwill impairment losses, on income attributable to PAGP.

See further discussion of our operating results in the “—Results of Operations—Analysis of Operating Segments” and “—Other Income and Expenses” sections below.

We invested $654 million in midstream infrastructure projects during the six months ended June 30, 2020, which primarily related to projects under development in the Permian Basin. Additionally, during the first quarter of 2020, we acquired approximately $308 million of assets, which primarily included a crude oil gathering system located in the Delaware Basin. See the “—Acquisitions and Capital Projects” section below for additional information.

In June 2020, PAA completed the issuance of $750 million, 3.80% senior notes due September 2030. We intend to use the net proceeds from this offering of $742 million, after deducting the underwriting discount and offering expenses, to repay the principal amounts of PAA’s 5.00% senior notes due February 2021 and, pending such repayment, have used a portion of the proceeds to repay outstanding borrowings under PAA’s commercial paper program and credit facilities and for general partnership purposes.

We also paid approximately $496 million of cash distributions to our Class A shareholders and noncontrolling interests during the six months ended June 30, 2020.

Acquisitions and Capital Projects

The following table summarizes our expenditures for acquisition capital, expansion capital and maintenance capital (in millions):

	Six Months Ended June 30,
	2020	2019
Acquisition capital	$308	$47
Expansion capital (1) (2)	654	695
Maintenance capital (2)	104	118
	$1,066	$860

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

Expansion Capital Projects

In April 2020, in response to the current dynamic and uncertain market conditions, we announced our plan to significantly reduce and continue to challenge our capital program. Total expansion capital for 2020/2021 is now targeted to be approximately $1.45 billion, or $850 million (37%) lower than the previously targeted $2.3 billion capital program, and $1.45 billion (50%) lower when eliminating $600 million of assumed joint venture project financing (net to our share) for the Red Oak project, which was deferred in March 2020. During the second quarter, PAA determined that it would not proceed with the project as previously contemplated. The balance of the capital reductions relate to cancellations, cost savings and scope adjustments to other capital projects. The following table summarizes our notable projects in progress during 2020 and the estimated cost for the year ending December 31, 2020 (in millions):

Projects	2020
Long-haul Pipeline Projects	$210
Permian Basin Takeaway Pipeline Projects	320
Complementary Permian Basin Projects	205
Selected Facilities/Downstream Projects	140
Other Projects	125
Total Projected 2020 Expansion Capital Expenditures	$1,000

Results of Operations

The following table sets forth an overview of our consolidated financial results calculated in accordance with GAAP (in millions, except per share data):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2020	2019	$	%	2020	2019	$	%
Transportation Segment Adjusted EBITDA (1)	$346	$410	$(64)	(16)%	$788	$809	$(21)	(3)%
Facilities Segment Adjusted EBITDA (1)	174	172	2	1%	384	356	28	8%
Supply and Logistics Segment Adjusted EBITDA (1)	3	200	(197)	(99)%	144	478	(334)	(70)%
Adjustments:
Depreciation and amortization of unconsolidated entities	(16)	(14)	(2)	(14)%	(33)	(27)	(6)	(22)%
Selected items impacting comparability - Segment Adjusted EBITDA	(51)	(91)	40	**	(189)	4	(193)	**
Unallocated general and administrative expenses	(2)	(1)	(1)	(100)%	(3)	(3)	—	—%
Depreciation and amortization	(166)	(148)	(18)	(12)%	(335)	(284)	(51)	(18)%
Gains/(losses) on asset sales and asset impairments, net	1	4	(3)	(75)%	(618)	—	(618)	N/A
Goodwill impairment losses	—	—	—	N/A	(2,515)	—	(2,515)	N/A
Gain on/(impairment of) investments in unconsolidated entities, net	(69)	—	(69)	N/A	(91)	267	(358)	(134)%
Interest expense, net	(108)	(103)	(5)	(5)%	(215)	(203)	(12)	(6)%
Other income/(expense), net	18	(6)	24	400%	(13)	18	(31)	(172)%
Income tax (expense)/benefit	7	3	4	133%	140	(75)	215	287%
Net income/(loss)	137	426	(289)	(68)%	(2,556)	1,340	(3,896)	(291)%
Net (income)/loss attributable to noncontrolling interests	(121)	(360)	239	66%	1,991	(1,127)	3,118	277%
Net income/(loss) attributable to PAGP	$16	$66	$(50)	(76)%	$(565)	$213	$(778)	(365)%

Basic net income/(loss) per Class A share	$0.09	$0.41	$(0.32)	(78)%	$(3.08)	$1.32	$(4.40)	(333)%
Diluted net income/(loss) per Class A share	$0.09	$0.40	$(0.31)	(78)%	$(3.08)	$1.32	$(4.40)	(333)%
Basic weighted average Class A shares outstanding	184	162	22	14%	183	161	22	14%
Diluted weighted average Class A shares outstanding	184	164	20	12%	183	161	22	14%

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

The following table sets forth the reconciliation of this non-GAAP financial performance measure from Net Income/(Loss) (in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2020	2019	$	%	2020	2019	$	%
Net income/(loss)	$137	$426	$(289)	(68)%	$(2,556)	$1,340	$(3,896)	(291)%
Add/(Subtract):
Interest expense, net	108	103	5	5%	215	203	12	6%
Income tax expense/(benefit)	(7)	(3)	(4)	(133)%	(140)	75	(215)	(287)%
Depreciation and amortization	166	148	18	12%	335	284	51	18%
(Gains)/losses on asset sales and asset impairments, net	(1)	(4)	3	75%	618	—	618	N/A
Goodwill impairment losses	—	—	—	N/A	2,515	—	2,515	N/A
(Gain on)/impairment of investments in unconsolidated entities, net	69	—	69	N/A	91	(267)	358	134%
Depreciation and amortization of unconsolidated entities (1)	16	14	2	14%	33	27	6	22%
Selected Items Impacting Comparability:
(Gains)/losses from derivative activities, net of inventory valuation adjustments (2)	90	44	46	**	121	(30)	151	**
Long-term inventory costing adjustments (3)	(51)	25	(76)	**	64	4	60	**
Deficiencies under minimum volume commitments, net (4)	7	1	6	**	6	(7)	13	**
Equity-indexed compensation expense (5)	5	4	1	**	8	7	1	**
Net (gain)/loss on foreign currency revaluation (6)	—	7	(7)	**	(13)	12	(25)	**
Line 901 incident (7)	—	10	(10)	**	—	10	(10)	**
Significant acquisition-related expenses (8)	—	—	—	**	3	—	3	**
Selected Items Impacting Comparability - Segment Adjusted EBITDA	51	91	(40)	**	189	(4)	193	**
Gains from derivative activities (2)	9	7	2	**	(17)	(15)	(2)	**
Net (gain)/loss on foreign currency revaluation (6)	(23)	1	(24)	**	36	—	36	**
Net gain on early repayment of senior notes (9)	(3)	—	(3)	**	(3)	—	(3)	**
Selected Items Impacting Comparability - Adjusted EBITDA (10)	34	99	(65)	**	205	(19)	224	**
Adjusted EBITDA (10)	$522	$783	$(261)	(33)%	$1,316	$1,643	$(327)	(20)%

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
(6)During the periods presented, there were fluctuations in the value of CAD to USD, resulting in the realization of foreign exchange gains and losses on the settlement of foreign currency transactions as well as the revaluation of monetary assets and liabilities denominated in a foreign currency. These gains and losses are not integral to our core operating performance and were thus classified as a selected item impacting comparability. See Note 10 to our Condensed Consolidated Financial Statements for discussion regarding our currency exchange rate risk hedging activities.
(7)Includes costs recognized during the period related to the Line 901 incident that occurred in May 2015, net of amounts we believe are probable of recovery from insurance. See Note 12 to our Condensed Consolidated Financial Statements for additional information regarding the Line 901 incident.
(8)Includes acquisition-related expenses associated with the Felix Midstream acquisition in February 2020. See Note 14 for additional information.
(9)Includes net gains recognized in connection with the PAA’s repurchase of its outstanding senior notes on the open market. See Note 8 to our Condensed Consolidated Financial Statements for additional information.

(10)Other income/(expense), net per our Condensed Consolidated Statements of Operations, adjusted for selected items impacting comparability (“Adjusted Other income/(expense), net”) is included in Adjusted EBITDA and excluded from Segment Adjusted EBITDA.

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

The following tables set forth our operating results from our Transportation segment:

Operating Results (1)	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(in millions, except per barrel data)	2020	2019	$	%	2020	2019	$	%
Revenues	$457	$559	$(102)	(18)%	$1,036	$1,115	$(79)	(7)%
Purchases and related costs	(44)	(48)	4	8%	(124)	(100)	(24)	(24)%
Field operating costs	(140)	(186)	46	25%	(302)	(360)	58	16%
Segment general and administrative expenses (2)	(24)	(27)	3	11%	(51)	(54)	3	6%
Equity earnings in unconsolidated entities	81	83	(2)	(2)%	189	172	17	10%

Adjustments (3):
Depreciation and amortization of unconsolidated entities	15	14	1	7%	32	27	5	19%
Inventory valuation adjustments	(6)	2	(8)	**	—	2	(2)	**
Deficiencies under minimum volume commitments, net	4	1	3	**	—	(7)	7	**
Equity-indexed compensation expense	3	2	1	**	5	4	1	**
Line 901 incident	—	10	(10)	**	—	10	(10)	**
Significant acquisition-related expenses	—	—	—	**	3	—	3	**
Segment Adjusted EBITDA	$346	$410	$(64)	(16)%	$788	$809	$(21)	(3)%
Maintenance capital	$31	$39	$(8)	(21)%	$64	$67	$(3)	(4)%
Segment Adjusted EBITDA per barrel	$0.64	$0.66	$(0.02)	(3)%	$0.66	$0.67	$(0.01)	(1)%

Average Daily Volumes	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(in thousands of barrels per day) (4)	2020	2019	Volumes	%	2020	2019	Volumes	%
Tariff activities volumes
Crude oil pipelines (by region):
Permian Basin (5)	4,161	4,575	(414)	(9)%	4,663	4,423	240	5%
South Texas / Eagle Ford (5)	321	448	(127)	(28)%	389	454	(65)	(14)%
Central (5)	355	525	(170)	(32)%	380	517	(137)	(26)%
Gulf Coast	118	147	(29)	(20)%	131	152	(21)	(14)%
Rocky Mountain (5)	244	313	(69)	(22)%	258	307	(49)	(16)%
Western	215	195	20	10%	209	188	21	11%
Canada	242	319	(77)	(24)%	285	321	(36)	(11)%
Crude oil pipelines	5,656	6,522	(866)	(13)%	6,315	6,362	(47)	(1)%
NGL pipelines	194	182	12	7%	190	196	(6)	(3)%
Tariff activities total volumes	5,850	6,704	(854)	(13)%	6,505	6,558	(53)	(1)%
Trucking volumes	64	83	(19)	(23)%	80	88	(8)	(9)%
Transportation segment total volumes	5,914	6,787	(873)	(13)%	6,585	6,646	(61)	(1)%

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

 Revenues, Purchases and Related Costs, Equity Earnings in Unconsolidated Entities and Volumes. The following table presents variances in revenues, purchases and related costs and equity earnings in unconsolidated entities by region:

	Favorable/(Unfavorable) Variance Three Months Ended June 30, 2020-2019			Favorable/(Unfavorable) Variance Six Months Ended June 30, 2020-2019
(in millions)	Revenues	Purchases and Related Costs	Equity Earnings	Revenues	Purchases and Related Costs	Equity Earnings
Permian Basin region	$(37)	$(5)	$14	$8	$(34)	$45
South Texas / Eagle Ford region	(4)	—	(9)	(4)	—	(13)
Central region	(7)	—	(4)	(19)	—	(8)
Canada region	(16)	—	—	(14)	—	—
Other regions, trucking and pipeline loss allowance revenue	(38)	9	(3)	(50)	10	(7)
Total variance	$(102)	$4	$(2)	$(79)	$(24)	$17

•Permian Basin region. The decrease in revenues, net of purchases and related costs, of $42 million and $26 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019, was primarily due to lower long-haul pipeline movements to Cushing and Corpus Christi due to tight regional basis differentials, a portion of which are covered by minimum volume commitments and will be made up or paid for in future periods. Despite the voluntary curtailment and shut-in of oil production on our systems due to the low oil prices in the quarter, the decreases on our long-haul pipelines were partially offset by higher volumes on certain of our gathering systems, primarily in the Delaware Basin, including the gathering system we acquired from Felix Midstream in February 2020.

The increase in equity earnings over the comparative periods was primarily from our 65% interest in the Cactus II pipeline, which was placed in service in the third quarter of 2019, partially offset by lower equity earnings from our 30% interest in BridgeTex Pipeline Company, LLC primarily due to lower volumes.

•South Texas / Eagle Ford region. Equity earnings from our 50% interest in Eagle Ford Pipeline LLC decreased for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 due to a combination of lower joint tariff volumes from the Permian Basin, and to a lesser extent, lower regional receipts.

•Central region. The decrease in revenues, net of purchases and related costs, for the three and six months ended June 30, 2020 compared to the same periods in 2019 was primarily due to lower volumes, primarily due to voluntary curtailments and shut-ins by oil producers due to the low crude oil prices during the quarter and increased competition in the region.

The decrease in equity earnings for the three and six months ended June 30, 2020 compared to the same periods in 2019 was primarily due to the impact of refinery downtime on certain of the demand pull pipelines out of Cushing, Oklahoma, in which we own a 50% interest.

•Canada region. Revenues decreased for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 primarily due to voluntary curtailments and shut-ins by oil producers due to the low crude oil prices during the quarter.

•Other regions, trucking and pipeline loss allowance revenue. The decrease in other revenues, net of purchases and related costs, for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 was primarily due to lower pipeline loss allowance revenue in 2020 due to lower prices and volumes. Additionally, volumes in our Rocky Mountain region decreased as they were also impacted by voluntary curtailments and shut-ins by oil producers due to the low crude oil prices during the quarter.

Field Operating Costs. The decrease in field operating costs for the three and six months ended June 30, 2020 compared to the same periods in 2019 was primarily due to (i) a decrease in power costs, including a reduction in the use of drag reducing agents due to lower volumes, (ii) additional estimated costs recognized in the second quarter of 2019 associated with the Line 901 incident (which impact field operating costs but are excluded from Segment Adjusted EBITDA and thus are reflected as an “Adjustment” in the table above), (iii) lower compensation costs and (iv) a decrease due to timing of integrity management activities. In addition, the six-month comparative period was favorably impacted by lower equity-based compensation costs on liability-classified awards (which are not included as an “Adjustment” in the table above) due to a decrease in the PAA common unit price.

Maintenance Capital. Maintenance capital consists of capital expenditures for the replacement and/or refurbishment of partially or fully depreciated assets in order to maintain the operating and/or earnings capacity of our existing assets. The decrease in maintenance capital spending for the three months ended June 30, 2020 compared to the same period in 2019 was primarily due to the timing of integrity management activities.

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

The following tables set forth our operating results from our Facilities segment:

Operating Results (1)	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(in millions, except per barrel data)	2020	2019	$	%	2020	2019	$	%
Revenues	$276	$291	$(15)	(5)%	$589	$589	$—	—%
Purchases and related costs	(7)	(4)	(3)	(75)%	(10)	(7)	(3)	(43)%
Field operating costs	(72)	(88)	16	18%	(159)	(175)	16	9%
Segment general and administrative expenses (2)	(27)	(21)	(6)	(29)%	(46)	(41)	(5)	(12)%
Equity earnings in unconsolidated entities	—	—	—	N/A	2	—	2	N/A

Adjustments (3):
Depreciation and amortization of unconsolidated entities	1	—	1	**	1	—	1	**
(Gains)/losses from derivative activities	(1)	(7)	6	**	—	(11)	11	**
Deficiencies under minimum volume commitments, net	3	—	3	**	6	—	6	**
Equity-indexed compensation expense	1	1	—	**	1	1	—	**
Segment Adjusted EBITDA	$174	$172	$2	1%	$384	$356	$28	8%
Maintenance capital	$15	$30	$(15)	(50)%	$29	$46	$(17)	(37)%
Segment Adjusted EBITDA per barrel	$0.47	$0.46	$0.01	2%	$0.51	$0.48	$0.03	6%

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
Volumes (4)	2020	2019	Volumes	%	2020	2019	Volumes	%
Liquids storage (average monthly capacity in millions of barrels) (5)	109	109	—	—%	110	109	1	1%
Natural gas storage (average monthly working capacity in billions of cubic feet)	67	63	4	6%	65	63	2	3%
NGL fractionation (average volumes in thousands of barrels per day)	122	137	(15)	(11)%	138	147	(9)	(6)%
Facilities segment total volumes (average monthly volumes in millions of barrels) (6)	124	124	—	—%	125	124	1	1%

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

Revenues, Purchases and Related Costs and Volumes. Variances in revenues and average monthly volumes were primarily driven by the following:

•Rail Terminals. Revenues from our rail terminals decreased by $12 million and $17 million for the three and six months ended June 30, 2020 compared to three and six months ended June 30, 2019, respectively, primarily due to decreased activity at certain of our rail terminals as a result of less favorable market conditions.

•Crude Oil Storage. Revenues from our crude oil storage operations increased by $10 million and $16 million for the three and six months ended June 30, 2020 compared to three and six months ended June 30, 2019, respectively, primarily due to (i) the addition of an aggregate of 2.7 million barrels of storage capacity at our Midland, Cushing and St. James terminals and (ii) increased activity at certain of our West Coast terminals.

•NGL Operations. Revenues from our NGL operations decreased by $11 million for the three months ended June 30, 2020 compared to the same period in 2019 due primarily to the sale of certain NGL terminals in the fourth quarter of 2019 and the second quarter of 2020 and a net unfavorable foreign exchange impact of approximately $3 million. Revenues increased by $6 million for the six months ended June 30, 2020 compared to the same period in 2019 due to the favorable impact of the receipt of a deficiency payment of approximately $20 million upon the expiration of a multi-year contract and from higher fees at certain of our NGL storage facilities. Such favorable impact was partially offset by the sale of certain NGL terminals in the fourth quarter of 2019 and second quarter of 2020 and a net unfavorable foreign exchange impact of approximately $4 million.

•Natural Gas Processing. Revenues, net of purchases and related costs, from our natural gas processing operations decreased by $6 million for both the three and six months ended June 30, 2020 compared to the same periods in 2019 primarily due to the unfavorable impact of a $5 million payment to resolve a contractual dispute.

Field Operating Costs. The decrease in field operating costs for the three and six months ended June 30, 2020 compared to the same periods in 2019 was primarily due a net favorable foreign exchange impact as well as decreases resulting from (i) the sale of certain NGL terminals referenced above, (ii) timing of integrity management activities, (iii) reduced activity at our rail terminals and (iv) reductions in compensation and insurance costs, partially offset by (v) the impact of less favorable mark-to-market gains in the current period on fuel hedges (which impacts field operating costs but are excluded from Segment Adjusted EBITDA and thus are reflected as an “Adjustment” in the table above).

Segment General and Administrative Expenses. The increase in segment general and administrative expenses for the three and six months ended June 30, 2020 compared to the same periods in 2019 was primarily due to legal costs (the benefit from this action will be reflected in future periods). The increase during the six-month comparative period was partially offset by lower equity-based compensation costs on liability-classified awards (which are not included as an “Adjustment” in the table above) due to a decrease in the PAA common unit price

Maintenance Capital. The decrease in maintenance capital spending for the three and six months ended June 30, 2020 compared to the same periods in 2019 was primarily due to the timing of integrity management activities.

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

The following tables set forth our operating results from our Supply and Logistics segment:

Operating Results (1)	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(in millions, except per barrel data)	2020	2019	$	%	2020	2019	$	%
Revenues	$2,925	$7,915	$(4,990)	(63)%	$10,834	$15,938	$(5,104)	(32)%
Purchases and related costs	(2,903)	(7,700)	4,797	62%	(10,717)	(15,262)	4,545	30%
Field operating costs	(45)	(70)	25	36%	(103)	(139)	36	26%
Segment general and administrative expenses (2)	(21)	(27)	6	22%	(44)	(56)	12	21%

Adjustments (3):
(Gains)/losses from derivative activities, net of inventory valuation adjustments	97	49	48	**	121	(21)	142	**
Long-term inventory costing adjustments	(51)	25	(76)	**	64	4	60	**
Equity-indexed compensation expense	1	1	—	**	2	2	—	**
Net (gain)/loss on foreign currency revaluation	—	7	(7)	**	(13)	12	(25)	**
Segment Adjusted EBITDA	$3	$200	$(197)	(99)%	$144	$478	$(334)	(70)%
Maintenance capital	$8	$3	$5	167%	$11	$5	$6	120%
Segment Adjusted EBITDA per barrel	$0.03	$1.74	$(1.71)	(98)%	$0.58	$1.95	$(1.37)	(70)%

Average Daily Volumes (4)	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(in thousands of barrels per day)	2020	2019	Volumes	%	2020	2019	Volumes	%
Crude oil lease gathering purchases	1,077	1,102	(25)	(2)%	1,198	1,115	83	7%
NGL sales	94	158	(64)	(41)%	156	242	(86)	(36)%
Supply and Logistics segment total volumes	1,171	1,260	(89)	(7)%	1,354	1,357	(3)	—%

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
(4)Average daily volumes are calculated as the total volumes for the period divided by the number of days in the period.

The following table presents the range of the NYMEX WTI benchmark price of crude oil (in dollars per barrel):

	NYMEX WTI Crude Oil Price
	Low	High
Three months ended June 30, 2020	$(38)	$40
Three months ended June 30, 2019	$51	$66

Six months ended June 30, 2020	$(38)	$63
Six months ended June 30, 2019	$46	$66

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

Segment Adjusted EBITDA and Volumes. The following summarizes the significant items impacting our Supply and Logistics Segment Adjusted EBITDA:

•Crude Oil Operations. Revenues, net of purchases and related costs, (“net revenues”) from our crude oil operations decreased for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019, primarily due to a combination of (i) significant curtailments and shut-ins by producers due to the low crude oil prices in the second quarter, (ii) less favorable differentials in the Permian Basin and Canada and (iii) the impact of weighted average inventory costing resulting in lower margins during the period (which will result in higher margins in the second half of 2020), partially offset by the favorable impact of contango market conditions during the second quarter of 2020. The decrease in the six-month comparative period was partially offset by favorable arbitrage opportunities in Canada during the first quarter of 2020.

•NGL Operations. Net revenues from our NGL operations decreased for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019, primarily due to weaker fractionation spreads, lower border flows through our straddle plants and the decision to decrease shoulder month sales volumes and increase winter month sales volumes, plus the absence of the favorable impact from certain non-recurring items recorded in the second quarter of 2019.

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

•Field Operating Costs. The decrease in field operating costs for the three and six months ended June 30, 2020 compared to the same periods in 2019 was primarily driven by a decrease in long-haul third-party trucking costs and a decrease in company personnel and truck costs as additional pipeline capacity came into service after the first half of 2019.

•Segment General and Administrative Expenses. The decrease in segment general and administrative expenses for the three and six months ended June 30, 2020 compared to the same periods in 2019 was primarily driven by lower compensation costs and decreased travel and entertainment costs. The six-month comparative period was further favorably impacted by a decrease in equity-based compensation costs on liability-classified awards (which are not included as an “Adjustment” in the table above) due to a decrease in the PAA common unit price.

Maintenance Capital. The increase in maintenance capital spending for the three and six months ended June 30, 2020 compared to the same periods in 2019 was due to higher tractor trailer lease buyouts.

Other Income and Expenses

Depreciation and Amortization

Depreciation and amortization expense increased for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 largely driven by (i) additional depreciation expense associated with the completion of various capital expansion projects and (ii) a reduction in the useful lives of certain assets.

Gains/Losses on Asset Sales and Asset Impairments, Net

The net loss on asset sales and asset impairments for the six months ended June 30, 2020 was largely driven by (i) non-cash impairment losses of approximately $446 million related to the write-down of certain pipeline and other long-lived assets due to the current macroeconomic and geopolitical conditions including the collapse of oil prices driven by both the decrease in demand caused by the COVID-19 pandemic and excess supply, as well as changing market conditions and expected lower crude oil production in certain regions, and (ii) approximately $167 million of impairment losses recognized on assets upon classification as held for sale. See Note 14 for additional information regarding these asset impairments.

Goodwill Impairment Losses

During the first quarter of 2020, we recognized a goodwill impairment charge of $2.5 billion, representing the entire balance of goodwill. See Note 6 to our Condensed Consolidated Financial Statements for additional information.

Gain on/(Impairment of) Investments in Unconsolidated Entities, Net

During the three and six months ended June 30, 2020, we recognized a loss of $69 million and $112 million, respectively, related to the write-down of certain of our investments in unconsolidated entities. Additionally, during the six months ended June 30, 2020, we recognized a gain of $21 million related to our sale of a 10% interest in Saddlehorn Pipeline Company, LLC. See Note 7 to our Condensed Consolidated Financial Statements for additional information. During the six months ended June 30, 2019, we recognized a non-cash gain of $267 million related to a fair value adjustment resulting from the accounting for the contribution of our undivided joint interest in the Capline pipeline system for an equity interest in Capline Pipeline Company LLC.

Interest Expense

The increase in interest expense for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 was primarily due to (i) lower capitalized interest in the 2020 period driven by fewer capital projects under construction and (ii) a higher weighted average debt balance during the 2020 period from higher PAA commercial paper and credit facility borrowings.

Other Income/(Expense), Net

The following table summarizes the components impacting Other income/(expense), net (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Gain/(loss) related to mark-to-market adjustment of the Preferred Distribution Rate Reset Option (1)	$(9)	$(7)	$17	$16
Net gain/(loss) on foreign currency revaluation (2)	23	(1)	(36)	—
Other	4	2	6	2
	$18	$(6)	$(13)	$18

(1)See Note 10 to our Condensed Consolidated Financial Statements for additional information.
(2)The net loss during the three and six months ended June 30, 2020 was primarily related to the impact that the change in in the U.S. dollar to Canadian dollar exchange rate had on the portion of our intercompany net investment that is not long-term in nature.

Income Tax (Expense)/Benefit

The increase in the income tax benefit for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 was primarily due to the impact of lower earnings at PAA, including goodwill impairment losses, on income attributable to PAGP.

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

As of June 30, 2020, although we had a working capital deficit of $471 million, we had approximately $2.9 billion of liquidity available to meet our ongoing operating, investing and financing needs, subject to continued covenant compliance, as noted below (in millions):

As of June 30, 2020
Availability under PAA senior unsecured revolving credit facility (1) (2)	$1,505
Availability under PAA senior secured hedged inventory facility (1) (2)	1,383
Subtotal	2,888
Cash and cash equivalents	42
Total	$2,930

(1)Represents availability prior to giving effect to borrowings outstanding under the PAA commercial paper program, which reduce available capacity under the facilities. There were no commercial paper borrowings outstanding as of June 30, 2020.
(2)Available capacity under the PAA senior unsecured revolving credit facility and the PAA senior secured hedged inventory facility was reduced by outstanding letters of credit of $95 million and $17 million, respectively.

Current macroeconomic and geopolitical conditions including the collapse of oil prices driven by both the decrease in demand caused by the COVID-19 pandemic and excess supply has caused liquidity issues impacting many energy companies; however, we believe that we have, and will continue to have, the ability to access the PAA commercial paper program and credit facilities, which we use to meet our short-term cash needs. We believe that our financial position remains strong and we have sufficient liquidity; however, extended disruptions in the financial markets and/or energy price volatility that adversely affect our business may have a materially adverse effect on our financial condition, results of operations or cash flows. In addition, usage of the PAA credit facilities, which provide the financial backstop for the PAA commercial paper program, is subject to ongoing compliance with covenants. As of June 30, 2020, PAA was in compliance with all such covenants. Also, see Item 1A. “Risk Factors” included in our 2019 Annual Report on Form 10-K and Item 1A. “Risk Factors” in Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 for further discussion regarding such risks that may impact our liquidity and capital resources.

Cash Flow from Operating Activities

For a comprehensive discussion of the primary drivers of cash flow from operating activities, including the impact of varying market conditions and the timing of settlement of our derivatives, see Item 7. “Liquidity and Capital Resources—Cash Flow from Operating Activities” included in our 2019 Annual Report on Form 10-K.

Net cash provided by operating activities for the first six months of 2020 and 2019 was $972 million and $1,468 million, respectively, and primarily resulted from earnings from our operations. Additionally, as discussed further below, changes during these periods in our inventory levels and associated margin balances required as part of our hedging activities impacted our cash flow from operating activities.

During the six months ended June 30, 2020, we increased the volume of our crude oil inventory to be stored during the contango market; however, this increase was offset by lower prices for our inventory stored at the end of the current period compared to the end of 2019.

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

Capital Projects. We invested $654 million in midstream infrastructure during the six months ended June 30, 2020, and we expect to invest approximately $1.0 billion during the full year ending December 31, 2020. Our expected capital investment for 2020 reflects a reduction from our expected capital investment at year-end 2019 due to the current dynamic and uncertain market conditions. See “—Acquisitions and Capital Projects” for additional information. We expect to fund our 2020 capital program with retained cash flow, proceeds from assets sold as part of our divestiture program or debt.

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

PAGP Registration Statements. We have filed with the SEC a shelf registration statement that, subject to effectiveness at the time of use, allows us to issue up to an aggregate of $1.0 billion of equity securities (the “PAGP Traditional Shelf”). At June 30, 2020, we had approximately $939 million of unsold securities available under the PAGP Traditional Shelf. We also have access to a shelf registration statement (the “PAGP WKSI Shelf”), which provides us with the ability to offer and sell an unlimited amount of equity securities, subject to market conditions and capital needs. We did not conduct any offerings under the PAGP Traditional Shelf or the PAGP WKSI Shelf during the six months ended June 30, 2020.

PAA Registration Statements. PAA periodically accesses the capital markets for both equity and debt financing. PAA has filed with the SEC a universal shelf registration statement that, subject to effectiveness at the time of use, allows PAA to issue up to an aggregate of $1.1 billion of debt or equity securities (the “PAA Traditional Shelf”). At June 30, 2020, PAA had approximately $1.1 billion of unsold securities available under the PAA Traditional Shelf. PAA did not conduct any offerings under the PAA Traditional Shelf during the six months ended June 30, 2020. PAA also has access to a universal shelf registration statement (the “PAA WKSI Shelf”), which provides it with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and capital needs. The offering of PAA’s $750 million, 3.80% senior notes in June 2020 was conducted under the PAA WKSI Shelf.

Credit Agreements, Commercial Paper Program and Indentures. The credit agreements for the PAA revolving credit facilities (which impact PAA’s ability to access the PAA commercial paper program because they provide the financial backstop that supports PAA’s short-term credit ratings) and its GO Zone term loans and the indentures governing its senior notes contain cross-default provisions. A default under PAA’s credit agreements or indentures would permit the lenders to accelerate the maturity of the outstanding debt. As long as PAA is in compliance with the provisions in its credit agreements, its ability to make distributions of available cash is not restricted. As of June 30, 2020, PAA was in compliance with the covenants contained in its credit agreements and indentures.

During the six months ended June 30, 2020, we had net repayments on PAA’s credit facilities and commercial paper program of $418 million. The net repayments resulted primarily from cash flow from operating activities, proceeds from asset sales and the issuance of PAA’s $750 million, 3.80% senior notes in June 2020, which offset borrowings during the period related to funding needs for capital investments, inventory purchases and other general partnership purposes.

During the six months ended June 30, 2019, we had net borrowings under the PAA credit facilities and commercial paper program of $318 million. These borrowings resulted primarily from funds needed for general partnership purposes.

In June 2020, PAA completed the offering of $750 million, 3.80% senior notes due September 2030 at a public offering price of 99.794%. Interest payments are due on March 15 and September 15 of each year, commencing on September 15, 2020. PAA intends to use the net proceeds from this offering of $742 million, after deducting the underwriting discount and offering expenses, to partially repay the principal amounts of our 5.00% senior notes due February 2021 and, pending such repayment, have used a portion of the proceeds to repay outstanding borrowings under our commercial paper program, credit facilities and for general partnership purposes.

Distributions to Our Class A Shareholders

Distributions to our Class A shareholders. We distribute all of our available cash within 55 days following the end of each quarter to Class A shareholders of record. Available cash is generally defined as all of our cash and cash equivalents on hand at the end of each quarter less reserves established in the discretion of our general partner for future requirements. Our levels of financial reserves are established by our general partner and include reserves for the proper conduct of our business (including future capital expenditures and anticipated credit needs), compliance with law or contractual obligations and funding of future distributions to our shareholders. On August 14, 2020, we will pay a quarterly distribution of $0.18 per Class A share ($0.72 per Class A share on an annualized basis), which is unchanged from our prior quarterly distribution, but equates to a reduction of 50% compared to the quarterly distribution of $0.36 per Class A share ($1.44 per Class A share on an annualized basis) paid in February 2020. This reduction was made in response to the current dynamic and uncertain market conditions to further reinforce our commitment to maintaining a solid capital structure and strong liquidity. See “—Executive Summary —Recent Events & Outlook” for further discussion. See Note 9 to our Condensed Consolidated Financial Statements for details of distributions paid during or pertaining to the first six months of 2020. Also, see Item 5. “Market for Registrant’s Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities—Cash Distribution Policy” included in our 2019 Annual Report on Form 10-K for additional discussion regarding distributions.

Distributions to Noncontrolling Interests

Distributions to noncontrolling interests represent amounts paid on interests in consolidated entities that are not owned by us. As of June 30, 2020, noncontrolling interests in our subsidiaries consisted of (i) limited partner interests in PAA including a 69% interest in PAA’s common units and PAA’s Series A preferred units combined and 100% of PAA’s Series B preferred units, (ii) an approximate 25% limited partner interest in AAP and (iii) a 33% interest in Red River LLC. See Note 9 to our Condensed Consolidated Financial Statements for additional information.

Distributions to PAA’s Series A preferred unitholders. On August 14, 2020, PAA will pay a cash distribution of $37 million ($0.525 per unit) on its Series A preferred units outstanding as of July 31, 2020, the record date for such distribution for the period from April 1, 2020 through June 30, 2020. See Note 9 to our Condensed Consolidated Financial Statements for details of distributions made during or pertaining to the first six months of 2020.

Distributions to PAA’s Series B preferred unitholders. Distributions on PAA’s Series B preferred units are payable in cash semi-annually in arrears on the 15th day of May and November. See Note 9 to our Condensed Consolidated Financial Statements for additional information.

Distributions to PAA’s common unitholders. On August 14, 2020, PAA will pay a quarterly distribution of $0.18 per common unit ($0.72 per common unit on an annualized basis) on its common units outstanding as of July 31, 2020, the record date for such distribution for the period from January 1, 2020 through March 31, 2020. See Note 9 to our Condensed Consolidated Financial Statements for details of distributions paid during or pertaining to the first six months of 2020.

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

The following table includes our best estimate of the amount and timing of these payments as well as other amounts due under the specified contractual obligations as of June 30, 2020 (in millions):

	Remainder of 2020	2021	2022	2023	2024	2025 and Thereafter	Total
Long-term debt and related interest payments (1)	$218	$1,049	$1,159	$1,662	$1,083	$9,633	$14,804
Leases (2)	62	104	98	75	63	357	759
Other obligations (3)	356	482	332	302	276	1,193	2,941
Subtotal	636	1,635	1,589	2,039	1,422	11,183	18,504
Crude oil, NGL and other purchases (4)	4,404	6,861	6,423	5,886	5,641	15,026	44,241
Total	$5,040	$8,496	$8,012	$7,925	$7,063	$26,209	$62,745

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
(3)Includes (i) other long-term liabilities, (ii) storage, processing and transportation agreements (including certain agreements for which the amount and timing of expected payments is subject to the completion of underlying construction projects), (iii) certain rights-of-way easements and (iv) noncancelable commitments related to our capital expansion projects, including projected contributions for our share of the capital spending of our equity method investments. The storage, processing and transportation agreements include approximately $1.9 billion associated with agreements to store, process and transport crude oil at posted tariff rates on pipelines or at facilities that are owned by equity method investees. A portion of our commitment to transport is supported by crude oil buy/sell or other agreements with third parties with commensurate quantities.
(4)Amounts are primarily based on estimated volumes and market prices based on average activity during June 2020. The actual physical volume purchased and actual settlement prices will vary from the assumptions used in the table. Uncertainties involved in these estimates include levels of production at the wellhead, weather conditions, changes in market prices and other conditions beyond our control.

Letters of Credit. In connection with supply and logistics activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil, NGL and natural gas. Additionally, we issue letters of credit to support insurance programs, derivative transactions, including hedging-related margin obligations, and construction activities. At June 30, 2020 and December 31, 2019, we had outstanding letters of credit of approximately $112 million and $157 million, respectively.

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

Factors Related Primarily to the COVID-19 Pandemic and Excess Supply Situation:

•further declines in global crude oil demand and crude oil prices that correspondingly lead to a significant reduction of domestic crude oil, NGL and natural gas production (whether due to reduced producer cash flow to fund drilling activities or the inability of producers to access capital, or both, the unavailability of pipeline and/or storage capacity, the shutting-in of production by producers, government-mandated pro-ration orders, or other factors), which in turn could result in significant declines in the actual or expected volume of crude oil and NGL shipped, processed, purchased, stored, fractionated and/or gathered at or through the use of our assets and/or the reduction of commercial opportunities that might otherwise be available to us;

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

•the effect of an overhang of significant amounts of crude oil inventory stored in the United States and elsewhere and the impact that such inventory overhang ultimately has on the timing of a return to market conditions that are more conducive to an increase in drilling and production activities in the United States and a resulting increase in demand for the midstream services we provide;

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

•operational difficulties due to physical distancing restrictions and the additional demands such restrictions may place on our employees;

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

Other factors described herein, as well as factors that are unknown or unpredictable, could also have a material adverse effect on future results. Please read “Risk Factors” discussed in Item 1A. of our 2019 Annual Report on Form 10-K and in Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information.

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

Commodity Price Risk

We use derivative instruments to hedge price risk associated with the following commodities:

•Crude oil

We utilize crude oil derivatives to hedge commodity price risk inherent in our Supply and Logistics and Transportation segments. Our objectives for these derivatives include hedging anticipated purchases and sales, stored inventory and basis differentials. We manage these exposures with various instruments including futures, forwards, swaps and options.

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

The fair value of our commodity derivatives and the change in fair value as of June 30, 2020 that would be expected from a 10% price increase or decrease is shown in the table below (in millions):

	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease
Crude oil	$8	$(77)	$80
Natural gas	8	$6	$(6)
NGL and other	67	$(24)	$24
Total fair value	$83

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

Interest Rate Risk

Our use of variable rate debt and any forecasted issuances of fixed rate debt expose us to interest rate risk. Therefore, from time to time, we use interest rate derivatives to hedge interest rate risk associated with anticipated interest payments and, in certain cases, outstanding debt instruments. All of PAA’s senior notes are fixed rate notes and thus are not subject to interest rate risk. Our variable rate debt outstanding at June 30, 2020, approximately $200 million, was subject to interest rate re-sets that generally range from one day to approximately one month. The average interest rate on variable rate debt that was outstanding during the six months ended June 30, 2020 was 1.9%, based upon rates in effect during such period. The fair value of our interest rate derivatives was a liability of $5 million as of June 30, 2020. A 10% increase in the forward LIBOR curve as of June 30, 2020 would have resulted in an increase of $10 million to the fair value of our interest rate derivatives. A 10% decrease in the forward LIBOR curve as of June 30, 2020 would have resulted in a decrease of $10 million to the fair value of our interest rate derivatives. See Note 10 to our Condensed Consolidated Financial Statements for a discussion of our interest rate risk hedging activities.

Currency Exchange Rate Risk

We use foreign currency derivatives to hedge foreign currency exchange rate risk associated with our exposure to fluctuations in the USD-to-CAD exchange rate. Because a significant portion of our Canadian business is conducted in CAD, we use certain financial instruments to minimize the risks of unfavorable changes in exchange rates. These instruments include foreign currency exchange contracts, forwards and options. The fair value of our foreign currency derivatives was a liability of $3 million as of June 30, 2020. A 10% increase in the exchange rate (USD-to-CAD) would have resulted in a decrease of $9 million to the fair value of our foreign currency derivatives. A 10% decrease in the exchange rate (USD-to-CAD) would have resulted in an increase of $9 million to the fair value of our foreign currency derivatives. See Note 10 to our Condensed Consolidated Financial Statements for a discussion of our currency exchange rate risk hedging.

Preferred Distribution Rate Reset Option

The Preferred Distribution Rate Reset Option of PAA’s Series A preferred units is an embedded derivative that must be bifurcated from the related host contract, PAA’s partnership agreement, and recorded at fair value in our Condensed Consolidated Balance Sheets. The valuation model utilized for this embedded derivative contains inputs including PAA’s common unit price, ten-year U.S. treasury rates, default probabilities and timing estimates to ultimately calculate the fair value of PAA’s Series A preferred units with and without the Preferred Distribution Rate Reset Option. The fair value of this embedded derivative was a liability of $17 million as of June 30, 2020. A 10% increase or decrease in the fair value would have an impact of $2 million. See Note 10 to our Condensed Consolidated Financial Statements for a discussion of embedded derivatives.

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

Applicable SEC rules require an evaluation of the effectiveness of our DCP. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our DCP as of June 30, 2020, the end of the period covered by this report, and, based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our DCP is effective.

Changes in Internal Control over Financial Reporting

In addition to the information concerning our DCP, we are required to disclose certain changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

Other than the risk factors contained in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, there are no material changes from the risk factors as previously disclosed in Part I, Item 1A of our 2019 Annual Report on Form 10-K.

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
Thirty-First Supplemental Indenture (3.55% Senior Notes due 2029) dated September 16, 2019, and among Plains All American Pipeline, L.P., PAA Finance Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to PAA’s Current Report on Form 8-K filed June 11, 2020).

4.16	—
Thirty-Second Supplemental Indenture (3.80% Senior Notes due 2030) dated June 11, 2020, and among Plains All American Pipeline, L.P., PAA Finance Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to PAA’s Current Report on Form 8-K filed September 17, 2019).

4.17	—
Shareholder and Registration Rights Agreement dated October 21, 2013 by and among Plains GP Holdings, L.P. and the other parties signatory thereto (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed October 25, 2013).

4.18	—	Description of Our Securities (incorporated by reference to Exhibit 4.17 to our Annual Report on Form 10-K for the year ended December 31, 2019).

31.1 †	—	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2 †	—	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1 ††	—	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350.

32.2 ††	—	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.

101.INS†	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	—	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104 †	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

August 7, 2020

	By:	/s/ Al Swanson
Al Swanson,
Executive Vice President and Chief Financial Officer of PAA GP Holdings LLC (Principal Financial Officer)

August 7, 2020

	By:	/s/ Chris Herbold
Chris Herbold,
Senior Vice President and Chief Accounting Officer of PAA GP Holdings LLC (Principal Accounting Officer)

August 7, 2020