Form 10-Q
period 2020-09-30
PLAINS GP HOLDINGS LP
filed 2020-11-06
CIK 1581990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________________________________________

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
As of October 30, 2020, there were 187,786,393 Class A Shares outstanding.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$27	$47
Restricted cash	21	37
Trade accounts receivable and other receivables, net	2,153	3,614
Inventory	683	604
Other current assets	523	312
Total current assets	3,407	4,614

PROPERTY AND EQUIPMENT	18,455	18,983
Accumulated depreciation	(3,828)	(3,616)
Property and equipment, net	14,627	15,367

OTHER ASSETS
Investments in unconsolidated entities	3,743	3,683
Goodwill	—	2,540
Deferred tax asset	1,438	1,280
Linefill and base gas	966	981
Long-term operating lease right-of-use assets, net	395	466
Long-term inventory	120	182
Other long-term assets, net	997	856
Total assets	$25,693	$29,969

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES
Trade accounts payable	$2,083	$3,687
Short-term debt	790	504
Other current liabilities	932	828
Total current liabilities	3,805	5,019

LONG-TERM LIABILITIES
Senior notes, net	9,069	8,939
Other long-term debt, net	312	248
Long-term operating lease liabilities	337	387
Other long-term liabilities and deferred credits	873	891
Total long-term liabilities	10,591	10,465

COMMITMENTS AND CONTINGENCIES (NOTE 12)

PARTNERS’ CAPITAL
Class A shareholders (187,286,393 and 182,138,592 shares outstanding, respectively)	1,472	2,155
Noncontrolling interests	9,825	12,330
Total partners’ capital	11,297	14,485
Total liabilities and partners’ capital	$25,693	$29,969
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
REVENUES
Supply and Logistics segment revenues	$5,537	$7,541	$16,370	$23,477
Transportation segment revenues	146	196	484	581
Facilities segment revenues	150	149	473	457
Total revenues	5,833	7,886	17,327	24,515

COSTS AND EXPENSES
Purchases and related costs	5,107	6,855	15,000	21,218
Field operating costs	254	316	811	983
General and administrative expenses	62	75	206	229
Depreciation and amortization	161	157	495	441
(Gains)/losses on asset sales and asset impairments, net (Note 14)	(2)	(7)	617	(7)
Goodwill impairment losses (Note 6)	—	—	2,515	—
Total costs and expenses	5,582	7,396	19,644	22,864

OPERATING INCOME/(LOSS)	251	490	(2,317)	1,651

OTHER INCOME/(EXPENSE)
Equity earnings in unconsolidated entities	89	102	280	274
Gain on/(impairment of) investments in unconsolidated entities, net (Note 7)	(91)	4	(182)	271
Interest expense (net of capitalized interest of $6, $7, $17 and $29, respectively)	(113)	(108)	(329)	(311)
Other income/(expense), net	5	5	(7)	23

INCOME/(LOSS) BEFORE TAX	141	493	(2,555)	1,908
Current income tax expense	(17)	(19)	(39)	(72)
Deferred income tax (expense)/benefit	15	(43)	177	(65)

NET INCOME/(LOSS)	139	431	(2,417)	1,771
Net (income)/loss attributable to noncontrolling interests	(122)	(361)	1,869	(1,488)
NET INCOME/(LOSS) ATTRIBUTABLE TO PAGP	$17	$70	$(548)	$283

BASIC NET INCOME/(LOSS) PER CLASS A SHARE	$0.09	$0.41	$(2.97)	$1.73

DILUTED NET INCOME/(LOSS) PER CLASS A SHARE	$0.09	$0.41	$(2.97)	$1.72

BASIC WEIGHTED AVERAGE CLASS A SHARES OUTSTANDING	186	168	184	163

DILUTED WEIGHTED AVERAGE CLASS A SHARES OUTSTANDING	186	168	184	165

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Net income/(loss)	$139	$431	$(2,417)	$1,771
Other comprehensive income/(loss)	82	(99)	(129)	10
Comprehensive income/(loss)	221	332	(2,546)	1,781
Comprehensive (income)/loss attributable to noncontrolling interests	(183)	(285)	1,966	(1,496)
Comprehensive income/(loss) attributable to PAGP	$38	$47	$(580)	$285

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
(in millions)

	Derivative Instruments	Translation Adjustments	Other	Total
	(unaudited)
Balance at December 31, 2019	$(259)	$(674)	$—	$(933)

Reclassification adjustments	8	—	—	8
Unrealized loss on hedges	(39)	—	—	(39)
Currency translation adjustments	—	(99)	—	(99)
Other	—	—	1	1
Total period activity	(31)	(99)	1	(129)
Balance at September 30, 2020	$(290)	$(773)	$1	$(1,062)

	Derivative Instruments	Translation Adjustments	Other	Total
	(unaudited)
Balance at December 31, 2018	$(177)	$(853)	$—	$(1,030)

Reclassification adjustments	7	—	—	7
Unrealized loss on hedges	(111)	—	—	(111)
Currency translation adjustments	—	113	—	113
Other	—	—	1	1
Total period activity	(104)	113	1	10
Balance at September 30, 2019	$(281)	$(740)	$1	$(1,020)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30,
	2020	2019
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(2,417)	$1,771
Reconciliation of net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	495	441
(Gains)/losses on asset sales and asset impairments, net (Note 14)	617	(7)
Goodwill impairment losses (Note 6)	2,515	—
Equity-indexed compensation expense	9	31
Inventory valuation adjustments	233	11
Deferred income tax expense/(benefit)	(177)	65
Settlement of terminated interest rate hedging instruments	(100)	(55)
Change in fair value of Preferred Distribution Rate Reset Option (Note 10)	(7)	(16)
Equity earnings in unconsolidated entities	(280)	(274)
Distributions on earnings from unconsolidated entities	344	307
(Gain on)/impairment of investments in unconsolidated entities, net (Note 7)	182	(271)
Other	29	22
Changes in assets and liabilities, net of acquisitions	(190)	(251)
Net cash provided by operating activities	1,253	1,774
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in connection with acquisitions, net of cash acquired (Note 14)	(310)	(47)
Investments in unconsolidated entities	(386)	(367)
Additions to property, equipment and other	(606)	(919)
Proceeds from sales of assets (Note 14)	246	8
Cash paid for purchases of linefill and base gas	(14)	(33)
Other investing activities	4	(9)
Net cash used in investing activities	(1,066)	(1,367)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under PAA commercial paper program (Note 8)	19	—
Net repayments under PAA senior secured hedged inventory facility (Note 8)	(325)	—
Proceeds from the issuance of PAA senior notes (Note 8)	748	998
Repayments of PAA senior notes (Note 8)	(17)	—
Distributions paid to Class A shareholders (Note 9)	(132)	(165)
Distributions paid to noncontrolling interests (Note 9)	(535)	(717)
Contributions from noncontrolling interests (Note 9)	11	—
Sale of noncontrolling interest in a subsidiary	—	128
Other financing activities	17	(45)
Net cash (used in)/provided by financing activities	(214)	199
Effect of translation adjustment	(9)	(5)
Net increase/(decrease) in cash and cash equivalents and restricted cash	(36)	601
Cash and cash equivalents and restricted cash, beginning of period	84	69
Cash and cash equivalents and restricted cash, end of period	$48	$670

Cash paid for:
Interest, net of amounts capitalized	$285	$263
Income taxes, net of amounts refunded	$72	$110

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(in millions)

	Class A Shareholders	Noncontrolling Interests	Total Partners’ Capital
	(unaudited)
Balance at December 31, 2019	$2,155	$12,330	$14,485
Net loss	(548)	(1,869)	(2,417)
Distributions (Note 9)	(132)	(547)	(679)
Deferred tax asset	13	—	13
Other comprehensive loss	(32)	(97)	(129)
Change in ownership interest in connection with Exchange Right exercises (Note 9)	10	(10)	—
Contributions from noncontrolling interests (Note 9)	—	11	11
Other	6	7	13
Balance at September 30, 2020	$1,472	$9,825	$11,297

	Class A Shareholders	Noncontrolling Interests	Total Partners’ Capital
	(unaudited)
Balance at June 30, 2020	$1,465	$9,788	$11,253
Net income	17	122	139
Distributions (Note 9)	(33)	(149)	(182)
Other comprehensive income	21	61	82
Change in ownership interest in connection with Exchange Right exercises (Note 9)	1	(1)	—
Contributions from noncontrolling interests (Note 9)	—	1	1
Other	1	3	4
Balance at September 30, 2020	$1,472	$9,825	$11,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(continued)
(in millions)

	Class A Shareholders	Noncontrolling Interests	Total Partners’ Capital
	(unaudited)
Balance at December 31, 2018	$1,846	$11,473	$13,319
Net income	283	1,488	1,771
Distributions	(165)	(729)	(894)
Deferred tax asset	92	—	92
Other comprehensive income	2	8	10
Change in ownership interest in connection with Exchange Right exercises	100	(100)	—
Sale of noncontrolling interest in a subsidiary	—	128	128
Other	(3)	—	(3)
Balance at September 30, 2019	$2,155	$12,268	$14,423

	Class A Shareholders	Noncontrolling Interests	Total Partners’ Capital
	(unaudited)
Balance at June 30, 2019	$2,036	$12,306	$14,342
Net income	70	361	431
Distributions	(60)	(255)	(315)
Deferred tax asset	65	—	65
Other comprehensive loss	(23)	(76)	(99)
Change in ownership interest in connection with Exchange Right exercises	69	(69)	—
Other	(2)	1	(1)
Balance at September 30, 2019	$2,155	$12,268	$14,423

 The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Basis of Consolidation and Presentation

Organization

Plains GP Holdings, L.P. (“PAGP”) is a Delaware limited partnership formed in 2013 that has elected to be taxed as a corporation for United States federal income tax purposes. PAGP does not directly own any operating assets; as of September 30, 2020, its principal sources of cash flow are derived from an indirect investment in Plains All American Pipeline, L.P. (“PAA”), a publicly traded Delaware limited partnership. As used in this Form 10-Q and unless the context indicates otherwise (taking into account the fact that PAGP has no operating activities apart from those conducted by PAA and its subsidiaries), the terms “Partnership,” “we,” “us,” “our,” “ours” and similar terms refer to PAGP and its subsidiaries.

As of September 30, 2020, PAGP owned (i) a 100% managing member interest in Plains All American GP LLC (“GP LLC”), an entity that has also elected to be taxed as a corporation for United States federal income tax purposes and (ii) an approximate 77% limited partner interest in Plains AAP, L.P. (“AAP”) through our direct ownership of approximately 186.3 million Class A units of AAP (“AAP units”) and indirect ownership of approximately 1.0 million AAP units through GP LLC. GP LLC is a Delaware limited liability company that also holds the non-economic general partner interest in AAP. AAP is a Delaware limited partnership that, as of September 30, 2020, directly owned a limited partner interest in PAA through its ownership of approximately 245.8 million PAA common units (approximately 31% of PAA’s total outstanding common units and Series A preferred units combined). AAP is the sole member of PAA GP LLC (“PAA GP”), a Delaware limited liability company that directly holds the non-economic general partner interest in PAA.

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

The condensed consolidated balance sheet data as of December 31, 2019 was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and nine months ended September 30, 2020 should not be taken as indicative of results to be expected for the entire year.

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

With the exception of a deferred tax asset of $1.438 billion and $1.280 billion as of September 30, 2020 and December 31, 2019, respectively, substantially all assets and liabilities presented on PAGP’s Condensed Consolidated Balance Sheets are those of PAA. Only the assets of each respective VIE can be used to settle the obligations of that individual VIE, and the creditors of each/either of those VIEs do not have recourse against the general credit of PAGP. PAGP did not provide any financial support to PAA or AAP during the nine months ended September 30, 2020 or the year ended December 31, 2019. See Note 17 to our Consolidated Financial Statements included in Part IV of our 2019 Annual Report on Form 10-K for information regarding the Omnibus Agreement entered into by the Plains Entities on November 15, 2016.

Subsequent events have been evaluated through the financial statements issuance date and have been included in the following footnotes where applicable.

COVID-19

During the first quarter of 2020, the novel coronavirus (“COVID-19”) pandemic resulted in a swift and material decline in global crude oil demand, which contributed to an oversupply of crude oil that was exacerbated by increases in production from certain suppliers in the global oil markets. These macroeconomic and industry specific challenges resulted in a number of impairment charges recognized during 2020. See Note 6 and Note 14 for further discussion of these impairments.

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

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$27	$47
Restricted cash	21	37
Total cash and cash equivalents and restricted cash	$48	$84

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

Except as discussed below and in our 2019 Annual Report on Form 10-K, there have been no new accounting pronouncements that have become effective or have been issued during the nine months ended September 30, 2020 that are of significance or potential significance to us.

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

Accounting Standards Updates Issued During the Period

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This guidance is effective prospectively upon issuance through December 31, 2022 and may be applied from the beginning of an interim period that includes the issuance date of this ASU. We are currently evaluating the effect that this guidance will have on our financial position, results of operations and cash flows.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity, by eliminating two of the three models that require separate accounting for embedded conversion features and the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification. This guidance is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted. We are currently evaluating the effect that this guidance will have on our financial position, results of operations and cash flows.

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables present our Supply and Logistics, Transportation and Facilities segment revenues from contracts with customers disaggregated by type of activity (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Supply and Logistics segment revenues from contracts with customers
Crude oil transactions	$5,394	$7,185	$15,644	$21,716
NGL and other transactions	180	202	736	1,380
Total Supply and Logistics segment revenues from contracts with customers	$5,574	$7,387	$16,380	$23,096

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Transportation segment revenues from contracts with customers
Tariff activities:
Crude oil pipelines	$442	$532	$1,360	$1,504
NGL pipelines	26	25	77	75
Total tariff activities	468	557	1,437	1,579
Trucking	20	33	77	106
Total Transportation segment revenues from contracts with customers	$488	$590	$1,514	$1,685

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Facilities segment revenues from contracts with customers
Crude oil, NGL and other terminalling and storage	$178	$174	$536	$523
NGL and natural gas processing and fractionation	76	87	265	262
Rail load / unload	8	20	30	58
Total Facilities segment revenues from contracts with customers	$262	$281	$831	$843

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Reconciliation to Total Revenues of Reportable Segments. The following tables present the reconciliation of our revenues from contracts with customers to segment revenues and total revenues as disclosed in our Condensed Consolidated Statements of Operations (in millions):

Three Months Ended September 30, 2020	Transportation	Facilities	Supply and Logistics	Total
Revenues from contracts with customers	$488	$262	$5,574	$6,324
Other items in revenues	6	9	(37)	(22)
Total revenues of reportable segments	$494	$271	$5,537	$6,302
Intersegment revenues				(469)
Total revenues				$5,833

Three Months Ended September 30, 2019	Transportation	Facilities	Supply and Logistics	Total
Revenues from contracts with customers	$590	$281	$7,387	$8,258
Other items in revenues	7	10	155	172
Total revenues of reportable segments	$597	$291	$7,542	$8,430
Intersegment revenues				(544)
Total revenues				$7,886

Nine Months Ended September 30, 2020	Transportation	Facilities	Supply and Logistics	Total
Revenues from contracts with customers	$1,514	$831	$16,380	$18,725
Other items in revenues	16	29	(9)	36
Total revenues of reportable segments	$1,530	$860	$16,371	$18,761
Intersegment revenues				(1,434)
Total revenues				$17,327

Nine Months Ended September 30, 2019	Transportation	Facilities	Supply and Logistics	Total
Revenues from contracts with customers	$1,685	$843	$23,096	$25,624
Other items in revenues	27	37	384	448
Total revenues of reportable segments	$1,712	$880	$23,480	$26,072
Intersegment revenues				(1,557)
Total revenues				$24,515

Minimum Volume Commitments. We have certain agreements that require counterparties to transport or throughput a minimum volume over an agreed upon period. At September 30, 2020 and December 31, 2019, counterparty deficiencies associated with contracts with customers and buy/sell arrangements that include minimum volume commitments for which we have remaining performance obligations and the customers still have the ability to meet their obligations totaled $82 million and $42 million, respectively. Billed counterparty deficiencies of $68 million and $22 million at September 30, 2020 and December 31, 2019, respectively, were recorded as a liability. Unbilled counterparty deficiencies of $14 million and $20 million at September 30, 2020 and December 31, 2019, respectively, were not reflected in our Condensed Consolidated Financial Statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Contract Balances. Our contract balances consist of amounts received associated with services or sales for which we have not yet completed the related performance obligation. The following table presents the change in the Topic 606 contract liability balance during the nine months ended September 30, 2020 (in millions):

Contract Liabilities
Balance at December 31, 2019	$354
Amounts recognized as revenue	(245)
Additions (1)	191
Balance at September 30, 2020	$300

(1)Includes approximately $152 million associated with crude oil sales agreements that are entered into in conjunction with storage arrangements and future inventory exchanges. Such amount is expected to be recognized as revenue in the fourth quarter of 2020.

Remaining Performance Obligations. Topic 606 requires a presentation of information about partially and wholly unsatisfied performance obligations under contracts that exist as of the end of the period. The information includes the amount of consideration allocated to those remaining performance obligations and the timing of revenue recognition of those remaining performance obligations. Certain contracts meet the requirements for the presentation as remaining performance obligations. These arrangements include a fixed minimum level of service, typically a set volume of service, and do not contain any variability other than expected timing within a limited range. These contracts are all within the scope of Topic 606. The following table presents the amount of consideration associated with remaining performance obligations for the population of contracts with external customers meeting the presentation requirements as of September 30, 2020 (in millions):

	Remainder of 2020	2021	2022	2023	2024	2025 and Thereafter
Pipeline revenues supported by minimum volume commitments and capacity agreements (1)	$41	$166	$166	$163	$142	$576
Storage, terminalling and throughput agreement revenues	101	332	270	205	173	433
Total	$142	$498	$436	$368	$315	$1,009

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

Accounts receivable from the sale of crude oil are generally settled with counterparties on the industry settlement date, which is typically in the month following the month in which the title transfers. Otherwise, we generally invoice customers within 30 days of when the products or services were provided and generally require payment within 30 days of the invoice date. We review all outstanding accounts receivable balances on a monthly basis and record our receivables net of expected credit losses. We do not write-off accounts receivable balances until we have exhausted substantially all collection efforts. At September 30, 2020 and December 31, 2019, substantially all of our trade accounts receivable were less than 30 days past their scheduled invoice date. Our expected credit losses are immaterial. Although we consider our credit procedures to be adequate to mitigate any significant credit losses, given the sharp decline in demand for crude oil and the drop in prices, the actual amount of current and future credit losses could vary significantly from estimated amounts.

The following is a reconciliation of trade accounts receivable from revenues from contracts with customers to total Trade accounts receivable and other receivables, net as presented on our Condensed Consolidated Balance Sheets (in millions):

	September 30, 2020	December 31, 2019
Trade accounts receivable arising from revenues from contracts with customers	$1,876	$3,381
Other trade accounts receivables and other receivables (1)	2,577	3,576
Impact due to contractual rights of offset with counterparties	(2,300)	(3,343)
Trade accounts receivable and other receivables, net	$2,153	$3,614

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

On a weighted-average basis, for the three months ended September 30, 2020 and 2019, the possible exchange of 60 million and 96 million AAP units, respectively, and for the nine months ended September 30, 2020 and 2019, the possible exchange of 63 million and 109 million AAP units, respectively, would not have had a dilutive effect on basic net income/(loss) per Class A share. For the three months ended September 30, 2020 and 2019, the possible exchange of 1 million and 2 million AAP Management Units, respectively, and for the nine months ended September 30, 2020, the possible exchange of 1 million AAP Management Units would not have had a dilutive effect on basic net income/(loss) per Class A share on a weighted-average basis. For the three and nine months ended September 30, 2020, our PAGP LTIP awards were antidilutive. For the three and nine months ended September 30, 2019, our PAGP LTIP awards were dilutive; however, there were less than 0.1 million dilutive LTIP awards for each period, which did not change the presentation of diluted weighted average Class A shares outstanding or diluted net income/(loss) per Class A share.

The following table sets forth the computation of basic and diluted net income/(loss) per Class A share (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic Net Income/(Loss) per Class A Share
Net income/(loss) attributable to PAGP	$17	$70	$(548)	$283
Basic weighted average Class A shares outstanding	186	168	184	163

Basic net income/(loss) per Class A share	$0.09	$0.41	$(2.97)	$1.73

Diluted Net Income/(Loss) per Class A Share
Net income/(loss) attributable to PAGP	$17	$70	$(548)	$283
Incremental net income attributable to PAGP resulting from assumed exchange of AAP Management Units	—	—	—	1
Net income/(loss) attributable to PAGP including incremental net income from assumed exchange of AAP Management Units	$17	$70	$(548)	$284

Basic weighted average Class A shares outstanding	186	168	184	163
Dilutive shares resulting from assumed exchange of AAP Management Units	—	—	—	2
Diluted weighted average Class A shares outstanding	186	168	184	165

Diluted net income/(loss) per Class A share	$0.09	$0.41	$(2.97)	$1.72

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 5—Inventory, Linefill and Base Gas and Long-term Inventory

Inventory, linefill and base gas and long-term inventory consisted of the following (barrels and natural gas volumes in thousands and carrying value in millions):

	September 30, 2020				December 31, 2019
	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)
Inventory
Crude oil	15,332	barrels	$449	$29.29	8,613	barrels	$450	$52.25
NGL	16,144	barrels	226	$14.00	7,574	barrels	142	$18.75
Other	N/A		8	N/A	N/A		12	N/A
Inventory subtotal			683				604

Linefill and base gas
Crude oil	14,496	barrels	813	$56.08	14,316	barrels	826	$57.70
NGL	1,642	barrels	43	$26.19	1,701	barrels	47	$27.63
Natural gas	25,576	Mcf	110	$4.30	24,976	Mcf	108	$4.32
Linefill and base gas subtotal			966				981

Long-term inventory
Crude oil	2,773	barrels	102	$36.78	2,598	barrels	152	$58.51
NGL	1,354	barrels	18	$13.29	1,707	barrels	30	$17.57
Long-term inventory subtotal			120				182

Total			$1,769				$1,767

(1)Price per unit of measure is comprised of a weighted average associated with various grades, qualities and locations. Accordingly, these prices may not coincide with any published benchmarks for such products.

At the end of each reporting period, we assess the carrying value of our inventory and make any adjustments necessary to reduce the carrying value to the applicable net realizable value. Any resulting adjustments are a component of “Purchases and related costs” on our accompanying Condensed Consolidated Statements of Operations. We recorded a charge of $233 million primarily during the first quarter of 2020 related to the write-down of our crude oil and NGL inventory, of which $40 million was associated with our long-term inventory, due to declines in prices. A portion of this inventory valuation adjustment was offset by the recognition of gains on derivative instruments being utilized to hedge future sales of our crude oil and NGL inventory. Such gains were recorded to “Supply and Logistics segment revenues” in our accompanying Consolidated Statement of Operations. See Note 10 for discussion of our derivative and risk management activities.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 6—Goodwill

During the first quarter of 2020, we recorded impairment losses related to goodwill. Our market capitalization declined significantly during the first quarter driven by current macroeconomic and geopolitical conditions including the collapse of oil prices driven by both the decrease in demand caused by the COVID-19 pandemic and excess supply as well as changing market conditions and expected lower crude oil production in certain regions, resulting in expected decreases in future cash flows for certain of our assets. In addition, the uncertainty related to oil demand continued to have a significant impact on the investment and operating plans of our primary customers. Based on these events, we concluded that a triggering event occurred which required us to perform a quantitative impairment test as of March 31, 2020, utilizing a discounted cash flow approach. We applied a discount rate of approximately 14% in the determination of the fair value of each of our reporting units, which represents our estimate of the cost of capital of a theoretical market participant as of March 31, 2020. The fair values of the reporting units are Level 3 measurements in the fair value hierarchy and were based on various inputs, as discussed below. The discounted cash flows for each reporting unit were based on six years of projected cash flows and terminal values that we believe would be applied by a theoretical market participant in similar market transactions. The discounted cash flows for the respective reporting units utilized various other assumptions, including, but not limited to (i) volumes (based on historical information and estimates of future drilling and completion activity, as well as expectations of future demand recovery), (ii) tariff and storage rates, (iii) future commodity prices (based on relevant indices and applicable quality and location differentials), and (iv) estimated fixed and variable costs. We used a range of cash flows for the discounted cash flow calculations, based on differing potential market scenarios but for each of the reporting units, the ultimate outcome of the impairment test was unchanged by the various points within the range of cash flows. Based upon the results of the impairment test, we concluded that the carrying value of each of our reporting units exceeded their respective fair values, resulting in a goodwill impairment charge for the entire goodwill balance for each reporting unit.

Goodwill by segment and changes in goodwill are reflected in the following table (in millions):

	Transportation	Facilities	Supply and Logistics	Total
Balance at December 31, 2019	$1,052	$982	$506	$2,540
Acquisitions	2	—	—	2
Foreign currency translation adjustments	(6)	(2)	(2)	(10)
Goodwill, gross	1,048	980	504	2,532
Impairments	(1,038)	(975)	(502)	(2,515)
Foreign currency translation adjustments	(10)	(5)	(2)	(17)
Accumulated impairment losses	(1,048)	(980)	(504)	(2,532)
Balance at September 30, 2020	$—	$—	$—	$—

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 7—Investments in Unconsolidated Entities

Our investments in unconsolidated entities consisted of the following (in millions, except percentage data):

		Ownership Interest at September 30, 2020	Investment Balance
Entity (1)	Type of Operation		September 30, 2020	December 31, 2019
BridgeTex Pipeline Company, LLC	Crude Oil Pipeline	20%	$422	$431
Cactus II Pipeline LLC	Crude Oil Pipeline	65%	781	738
Capline Pipeline Company LLC	Crude Oil Pipeline (2)	54%	505	484
Diamond Pipeline LLC	Crude Oil Pipeline	50%	482	476
Eagle Ford Pipeline LLC	Crude Oil Pipeline	50%	375	382
Eagle Ford Terminals Corpus Christi LLC (“Eagle Ford Terminals”)	Crude Oil Terminal and Dock	50%	122	126
Red Oak Pipeline LLC (“Red Oak”)	Crude Oil Pipeline	50%	35	20
Saddlehorn Pipeline Company, LLC (“Saddlehorn”)	Crude Oil Pipeline	30%	199	234
STACK Pipeline LLC	Crude Oil Pipeline	50%	22	117
White Cliffs Pipeline, LLC	Crude Oil Pipeline	36%	194	196
Wink to Webster Pipeline LLC	Crude Oil Pipeline	16%	299	136
Other investments			307	343
Total investments in unconsolidated entities			$3,743	$3,683

(1)Except for Eagle Ford Terminals, which is reported in our Facilities segment, the financial results from the entities are reported in our Transportation segment.
(2)The Capline pipeline was taken out of service pending the reversal of the pipeline system.

Impairments

In March 2020, the partners of Red Oak announced they were deferring the Red Oak pipeline project and suspending actions that would require additional capital spending on the project, and that they would re-evaluate demand for the project in light of recent market developments. Subsequently, the partners determined that the project would not proceed as previously contemplated. We determined that there was an other-than-temporary impairment of our investment in Red Oak, and we wrote our investment in Red Oak down to the estimated residual value of our share of the net assets during the second quarter of 2020. In addition, during the first quarter of 2020, we recorded a write-down of certain of our investments included in “Other investments” in the table above due to an other-than-temporary impairment related to a decline in market conditions.

During the third quarter of 2020, we determined that there was an other-than-temporary impairment of our investment in STACK Pipeline LLC as a result of a continued decline of drilling activity and related volumes of crude oil in its area of operation. We wrote off the portion of the carrying amount of our investment that exceeded its fair value. The estimated fair value (which we consider a Level 3 measurement in the fair value hierarchy) was based on a discounted cash flow approach utilizing various assumptions and the application of a discount rate of approximately 14%, which represents our estimate of the cost of capital of a theoretical market participant. Such assumptions included (but were not limited to) (i) volumes (consistent with historical information and estimates of future drilling and completion activity), (ii) tariff rates, (iii) future commodity prices (based on relevant indices and applicable quality and location differentials), and (iv) estimated fixed and variable costs.

As a result of these write-downs, during the three and nine months ended September 30, 2020, we recognized losses of $91 million and $202 million, respectively. These losses are reflected in “Gain on/(impairment of) investments in unconsolidated entities, net” on our Condensed Consolidated Statement of Operations.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Divestitures

Saddlehorn. In February 2020, we sold a 10% ownership interest in Saddlehorn for proceeds of approximately $78 million and have retained a 30% ownership interest. We recorded a gain of approximately $21 million related to this sale, which is included in “Gain on/(impairment of) investments in unconsolidated entities, net” on our Condensed Consolidated Statement of Operations. We continue to account for our remaining interest under the equity method of accounting.

Note 8—Debt

Debt consisted of the following (in millions):

	September 30, 2020	December 31, 2019
SHORT-TERM DEBT
PAA commercial paper notes, bearing a weighted-average interest rate of 0.6% and 2.2%, respectively (1)	$92	$93
PAA senior secured hedged inventory facility, bearing a weighted-average interest rate of 2.7% (1)	—	325
PAA senior notes:
5.00% senior notes due February 2021	600	—
Other	98	86
Total short-term debt	790	504

LONG-TERM DEBT
PAA senior notes, net of unamortized discounts and debt issuance costs of $64 and $61, respectively (2)	9,069	8,939
PAA commercial paper notes (3)	20	—
PAA GO Zone term loans, net of debt issuance costs of $1 and $1, respectively, bearing a weighted-average interest rate of 1.3% and 2.6%, respectively	199	199
Other	93	49
Total long-term debt	9,381	9,187
Total debt (4)	$10,171	$9,691

(1)We classified these PAA commercial paper notes as short-term as of September 30, 2020 and December 31, 2019, respectively, and these credit facility borrowings as short-term as of December 31, 2019, as these notes and borrowings were primarily designated as working capital borrowings, were required to be repaid within one year and were primarily for hedged NGL and crude oil inventory and NYMEX and ICE margin deposits.
(2)During the nine months ended September 30, 2020, PAA repurchased $17 million of its outstanding senior notes on the open market and recognized a gain of $3 million on these transactions, which is included in “Other income/(expense), net” on our Condensed Consolidated Statement of Operations.
(3)As of September 30, 2020, we classified a portion of the PAA commercial paper notes as long-term based on PAA’s ability and intent to refinance such amounts on a long-term basis.
(4)PAA’s fixed-rate senior notes had a face value of approximately $9.7 billion and $9.0 billion as of September 30, 2020 and December 31, 2019, respectively. We estimated the aggregate fair value of these notes as of September 30, 2020 and December 31, 2019 to be approximately $9.7 billion and $9.3 billion, respectively. PAA’s fixed-rate senior notes are traded among institutions, and these trades are routinely published by a reporting service. Our determination of fair value is based on reported trading activity near the end of the reporting period. We estimate that the carrying value of outstanding borrowings under PAA’s credit facilities, commercial paper program and GO Zone term loans approximates fair value as interest rates reflect current market rates. The fair value estimates for PAA’s senior notes, credit facilities, commercial paper program and GO Zone term loans are based upon observable market data and are classified in Level 2 of the fair value hierarchy.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PAA Senior Notes

In June 2020, PAA completed the offering of $750 million, 3.80% senior notes due September 2030 at a public offering price of 99.794%. Interest payments are due on March 15 and September 15 of each year, commencing on September 15, 2020.

On November 3, 2020, PAA redeemed its $600 million, 5.00% senior notes due February 2021.

Borrowings and Repayments

Total borrowings under the PAA credit facilities and commercial paper program for the nine months ended September 30, 2020 and 2019 were approximately $20.2 billion and $10.5 billion, respectively. Total repayments under the PAA credit facilities and commercial paper program were approximately $20.5 billion and $10.5 billion for the nine months ended September 30, 2020 and 2019, respectively. The variance in total gross borrowings and repayments is impacted by various business and financial factors including, but not limited to, the timing, average term and method of general partnership borrowing activities.

Letters of Credit

In connection with our supply and logistics activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil, NGL and natural gas. Additionally, we issue letters of credit to support insurance programs, derivative transactions, including hedging-related margin obligations, and construction activities. At September 30, 2020 and December 31, 2019, we had outstanding letters of credit of $140 million and $157 million, respectively.

Note 9—Partners’ Capital and Distributions

Shares Outstanding

The following tables present the activity for our Class A shares, Class B shares and Class C shares:

	Class A Shares	Class B Shares	Class C Shares
Outstanding at December 31, 2019	182,138,592	65,785,702	549,538,139
Conversion of AAP Management Units (1)	—	559,768	—
Exchange Right exercises (1)	2,101,487	(2,101,487)	—
Redemption Right exercises (1)	—	(1,206,599)	1,206,599
Other	—	—	24,431
Outstanding at March 31, 2020	184,240,079	63,037,384	550,769,169
Conversion of AAP Management Units (1)	—	35,349	—
Redemption Right exercises (1)	—	(40,679)	40,679
Other	20,099	—	27,292
Outstanding at June 30, 2020	184,260,178	63,032,054	550,837,140
Exchange Right exercises (1)	3,000,000	(3,000,000)	—
Redemption Right exercises (1)	—	(2,613,326)	2,613,326
Other	26,215	—	349,978
Outstanding at September 30, 2020	187,286,393	57,418,728	553,800,444

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Class A Shares	Class B Shares	Class C Shares
Outstanding at December 31, 2018	159,485,588	119,604,338	516,938,280
Redemption Right exercises (1)	—	(91,672)	91,672
Other	—	—	226,814
Outstanding at March 31, 2019	159,485,588	119,512,666	517,256,766
Exchange Right exercises (1)	7,331,745	(7,331,745)	—
Redemption Right exercises (1)	—	(12,193,771)	12,193,771
Other	—	—	603,456
Outstanding at June 30, 2019	166,817,333	99,987,150	530,053,993
Exchange Right exercises (1)	15,173,490	(15,173,490)	—
Redemption Right exercises (1)	—	(16,254,598)	16,254,598
Other	15,186	—	588,771
Outstanding at September 30, 2019	182,006,009	68,559,062	546,897,362

(1)See Note 12 to our Consolidated Financial Statements included in Part IV of our 2019 Annual Report on Form 10-K for information regarding conversions of AAP Management Units, Exchange Rights and Redemption Rights.

Common Equity Repurchase Program. On November 2, 2020, we announced that the board of directors of our general partner has approved a $500 million common equity repurchase program (the “Program”) to be utilized as an additional method of returning capital to investors. The Program authorizes the repurchase from time to time of up to $500 million of PAA common units and/or PAGP Class A shares via open market purchases or negotiated transactions conducted in accordance with applicable regulatory requirements. No time limit has been set for completion of the Program, and the Program may be suspended or discontinued at any time. The Program does not obligate PAA or us to acquire a particular number of PAA common units or PAGP Class A shares. Any PAA common units or PAGP Class A shares that are repurchased will be canceled.

Distributions

The following table details distributions to our Class A shareholders paid during or pertaining to the first nine months of 2020 (in millions, except per share data):

Distribution Payment Date	Distributions to Class A Shareholders	Distributions per Class A Share
November 13, 2020 (1)	$34	$0.18
August 14, 2020	$33	$0.18
May 15, 2020	$33	$0.18
February 14, 2020	$66	$0.36

(1)Payable to shareholders of record at the close of business on October 30, 2020 for the period from July 1, 2020 through September 30, 2020.

Consolidated Subsidiaries

Noncontrolling Interests in Subsidiaries

As of September 30, 2020, noncontrolling interests in our subsidiaries consisted of (i) limited partner interests in PAA including a 69% interest in PAA’s common units and PAA’s Series A preferred units combined and 100% of PAA’s Series B preferred units, (ii) an approximate 23% limited partner interest in AAP and (iii) a 33% interest in Red River Pipeline Company LLC (“Red River LLC”).

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
During the nine months ended September 30, 2020, we received $11 million of contributions from noncontrolling interests in Red River LLC related to the Red River pipeline capacity expansion and paid distributions of $6 million.

Subsidiary Distributions

PAA Series A Preferred Unit Distributions. The following table details distributions to PAA’s Series A preferred unitholders paid during or pertaining to the first nine months of 2020 (in millions, except per unit data):

	Series A Preferred Unitholders
Distribution Payment Date	Cash Distribution	Distribution per Unit
November 13, 2020 (1)	$37	$0.525
August 14, 2020	$37	$0.525
May 15, 2020	$37	$0.525
February 14, 2020	$37	$0.525

(1)Payable to unitholders of record at the close of business on October 30, 2020 for the period from July 1, 2020 through September 30, 2020. At September 30, 2020, such amount was accrued as distributions payable in “Other current liabilities” on our Condensed Consolidated Balance Sheet.

PAA Series B Preferred Unit Distributions. Distributions on PAA’s Series B preferred units are payable semi-annually in arrears on the 15th day of May and November. The following table details distributions paid or to be paid to PAA’s Series B preferred unitholders (in millions, except per unit data):

	Series B Preferred Unitholders
Distribution Payment Date	Cash Distribution	Distribution per Unit
November 16, 2020 (1)	$24.5	$30.625
May 15, 2020	$24.5	$30.625

(1)Payable to unitholders of record at the close of business on November 2, 2020 for the period from May 15, 2020 through November 14, 2020.

At September 30, 2020, approximately $18 million of accrued distributions payable to PAA’s Series B preferred unitholders was included in “Other current liabilities” on our Condensed Consolidated Balance Sheet.

PAA Common Unit Distributions. The following table details distributions to PAA’s common unitholders paid during or pertaining to the first nine months of 2020 (in millions, except per unit data):

	Distributions			Cash Distribution per Common Unit
	Common Unitholders		Total Cash Distribution
Distribution Payment Date	Public	AAP
November 13, 2020 (1)	$87	$44	$131	$0.18
August 14, 2020	$86	$45	$131	$0.18
May 15, 2020	$86	$45	$131	$0.18
February 14, 2020	$172	$90	$262	$0.36

(1)Payable to unitholders of record at the close of business on October 30, 2020 for the period from July 1, 2020 through September 30, 2020.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AAP Distributions. The following table details the distributions to AAP’s partners paid during or pertaining to the first nine months of 2020 from distributions received from PAA (in millions):

	Distribution to AAP’s Partners
Distribution Payment Date	Noncontrolling Interests	PAGP	Total Cash Distributions
November 13, 2020 (1)	$10	$34	$44
August 14, 2020	$12	$33	$45
May 15, 2020	$12	$33	$45
February 14, 2020	$24	$66	$90

(1)Payable to unitholders of record at the close of business on October 30, 2020 for the period from July 1, 2020 through September 30, 2020.

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

At September 30, 2020 and December 31, 2019, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings. Although we may be required to post margin on our exchange-traded derivatives transacted through a clearing brokerage account, as described below, we do not require our non-cleared derivative counterparties to post collateral with us.

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

Commodity Purchases and Sales — In the normal course of our operations, we purchase and sell commodities. We use derivatives to manage the associated risks and to optimize profits. As of September 30, 2020, net derivative positions related to these activities included:

•A net long position of 6.5 million barrels associated with our crude oil purchases, which was unwound ratably during October 2020 to match monthly average pricing.
•A net short time spread position of 4.7 million barrels, which hedges a portion of our anticipated crude oil lease gathering purchases through October 2021.
•A net crude oil basis spread position of 3.1 million barrels at multiple locations through December 2021. These derivatives allow us to lock in grade basis differentials.
•A net short position of 36.5 million barrels through December 2022 related to anticipated net sales of crude oil and NGL inventory.

Natural Gas Processing/NGL Fractionation — We purchase natural gas for processing and operational needs. Additionally, we purchase NGL mix for fractionation and sell the resulting individual specification products (including ethane, propane, butane and condensate). In conjunction with these activities, we hedge the price risk associated with the purchase of the natural gas and the subsequent sale of the individual specification products. The following table summarizes our open derivative positions utilized to hedge the price risk associated with anticipated purchases and sales related to our natural gas processing and NGL fractionation activities as of September 30, 2020:

Notional Volume
	(Short)/Long	Remaining Tenor
Natural gas purchases	23.8 Bcf	March 2021
Propane sales	(4.1) MMbls	March 2021
Butane sales	(1.3) MMbls	March 2021
Condensate sales (WTI position)	(0.5) MMbls	March 2021
Fuel gas requirements (1)	16.2 Bcf	December 2022
Power supply requirements (1)	0.8 TWh	December 2022

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Our commodity derivatives are not designated as a hedging relationship, as such, changes in the fair value are reported in earnings. A summary of the impact of our commodity derivatives recognized in earnings as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Supply and Logistics segment revenues	$(37)	$149	$(22)	$380
Field operating costs	5	4	5	15
Net gain/(loss) from commodity derivative activity	$(32)	$153	$(17)	$395

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

	September 30, 2020	December 31, 2019
Initial margin	$103	$73
Variation margin posted/(returned)	105	(45)
Letters of credit	(75)	(73)
Net broker receivable/(payable)	$133	$(45)

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

	September 30, 2020				December 31, 2019
			Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet			Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Commodity Derivatives				Commodity Derivatives
	Assets	Liabilities			Assets	Liabilities
Derivative Assets
Other current assets	$117	$(80)	$62	$99	$179	$(37)	$(45)	$97
Other long-term assets, net	63	(3)	—	60	24	—	—	24
Derivative Liabilities
Other current liabilities	31	(151)	71	(49)	32	(56)	—	(24)
Other long-term liabilities and deferred credits	8	(62)	—	(54)	—	(12)	—	(12)
Total	$219	$(296)	$133	$56	$235	$(105)	$(45)	$85

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the terms of our outstanding interest rate derivatives as of September 30, 2020 (notional amounts in millions):

Hedged Transaction	Number and Types of Derivatives Employed	Notional Amount	Expected Termination Date	Average Rate Locked	Accounting Treatment
Anticipated interest payments	8 forward starting swaps (30-year)	$200	6/15/2023	1.38%	Cash flow hedge
Anticipated interest payments	8 forward starting swaps (30-year)	$200	6/14/2024	0.73%	Cash flow hedge

As of September 30, 2020, there was a net loss of $290 million deferred in AOCI. The deferred net loss recorded in AOCI is expected to be reclassified to future earnings contemporaneously with (i) the earnings recognition of the underlying hedged commodity transactions or (ii) interest expense accruals associated with underlying debt instruments. We reclassified losses of $3 million and $2 million during the three months ended September 30, 2020 and 2019, respectively, and losses of $8 million and $7 million during the nine months ended September 30, 2020 and 2019, respectively. Of the total net loss deferred in AOCI at September 30, 2020, we expect to reclassify a loss of $13 million to earnings in the next twelve months. We estimate that substantially all of the remaining deferred loss will be reclassified to earnings through 2054 as the underlying hedged transactions impact earnings. A portion of these amounts is based on market prices as of September 30, 2020; thus, actual amounts to be reclassified will differ and could vary materially as a result of changes in market conditions.

The following table summarizes the net unrealized gain/(loss) recognized in AOCI for derivatives (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest rate derivatives, net	$22	$(53)	$(39)	$(111)

At September 30, 2020, the net fair value of our interest rate hedges, which were included in “Other long-term assets” and “Other long-term liabilities and deferred credits” on our Condensed Consolidated Balance Sheet, totaled $23 million and $6 million, respectively. At December 31, 2019, the fair value of these hedges was $44 million and included in “Other current liabilities.”

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

The following table summarizes our open forward exchange contracts as of September 30, 2020 (in millions):

		USD	CAD	Average Exchange Rate USD to CAD
Forward exchange contracts that exchange CAD for USD:
	2020	$153	$205	$1.00 - $1.34

Forward exchange contracts that exchange USD for CAD:
	2020	$88	$118	$1.00 - $1.34
	2021	$21	$28	$1.00 - $1.32

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
These derivatives are not designated as a hedging relationship. As such, changes in fair value are recognized in earnings as a component of Supply and Logistics segment revenues. For the three months ended September 30, 2020 and 2019, the amounts recognized in earnings for our currency exchange rate hedges were a gain of $2 million and a loss of $1 million, respectively. For the nine months ended September 30, 2020 and 2019, the amounts recognized in earnings for our currency exchange rate hedges were a loss of $2 million and a gain of $6 million, respectively.

At September 30, 2020, the net fair value of these currency exchange rate hedges was less than $1 million included in both “Other current assets” and “Other current liabilities” on our Condensed Consolidated Balance Sheet. At December 31, 2019, the net fair value of these currency exchange rate hedges, which was included in “Other current assets” and “Other current liabilities” on our Condensed Consolidated Balance Sheet, totaled $2 million and $1 million, respectively.

Preferred Distribution Rate Reset Option

A derivative feature embedded in a contract that does not meet the definition of a derivative in its entirety must be bifurcated and accounted for separately if the economic characteristics and risks of the embedded derivative are not clearly and closely related to those of the host contract. The Preferred Distribution Rate Reset Option of the PAA Series A preferred units is an embedded derivative that must be bifurcated from the related host contract, the PAA partnership agreement, and recorded at fair value on our Condensed Consolidated Balance Sheets. This embedded derivative is not designated as a hedging relationship and corresponding changes in fair value are recognized in “Other income/(expense), net” in our Condensed Consolidated Statement of Operations. For the three months ended September 30, 2020 and 2019, we recognized a loss of $10 million and a gain of $1 million, respectively. For the nine months ended September 30, 2020 and 2019, we recognized net gains of $7 million and $16 million, respectively. The fair value of the Preferred Distribution Rate Reset Option, which was included in “Other long-term liabilities and deferred credits” on our Condensed Consolidated Balance Sheets, totaled $27 million and $34 million at September 30, 2020 and December 31, 2019, respectively. See Note 13 to our Consolidated Financial Statements included in Part IV of our 2019 Annual Report on Form 10-K for additional information regarding the Series A preferred units and Preferred Distribution Rate Reset Option.

Recurring Fair Value Measurements

Derivative Financial Assets and Liabilities

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis (in millions):

	Fair Value as of September 30, 2020				Fair Value as of December 31, 2019
Recurring Fair Value Measures (1)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity derivatives	$(81)	$24	$(20)	$(77)	$42	$105	$(17)	$130
Interest rate derivatives	—	17	—	17	—	(44)	—	(44)
Foreign currency derivatives	—	—	—	—	—	1	—	1
Preferred Distribution Rate Reset Option	—	—	(27)	(27)	—	—	(34)	(34)
Total net derivative asset/(liability)	$(81)	$41	$(47)	$(87)	$42	$62	$(51)	$53

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

Rollforward of Level 3 Net Asset/(Liability)

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our derivatives classified as Level 3 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning Balance	$(42)	$(26)	$(51)	$(24)
Net gains/(losses) for the period included in earnings	(9)	4	(1)	21
Settlements	4	1	5	(10)
Derivatives entered into during the period	—	(18)	—	(26)
Ending Balance	$(47)	$(39)	$(47)	$(39)

Change in unrealized gains/(losses) included in earnings relating to Level 3 derivatives still held at the end of the period	$(9)	$(14)	$(1)	$(5)

Note 11—Related Party Transactions

See Note 17 to our Consolidated Financial Statements included in Part IV of our 2019 Annual Report on Form 10-K for a complete discussion of our related party transactions.

PAA’s Ownership of our Class C Shares

As of September 30, 2020 and December 31, 2019, PAA owned 553,800,444 and 549,538,139, respectively, Class C shares. The Class C shares represent a non-economic limited partner interest in us that provides PAA a “pass-through” voting mechanism through which PAA, as the sole holder, votes on behalf of PAA’s common unitholders and Series A preferred unitholders, who have the right to vote, pro rata with the holders of our Class A and Class B shares, for the election of eligible directors.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Transactions with Other Related Parties

Our other related parties include (i) principal owners and their affiliated entities and (ii) entities in which we hold investments and account for under the equity method of accounting (see Note 7 for information regarding such entities). We recognize as our principal owners entities that have a designated representative on the board of directors of our general partner and/or own greater than 10% of the limited partner interests in AAP. Such limited partner interests in AAP translates into a significantly smaller indirect ownership interest in PAA. We also consider subsidiaries or funds identified as affiliated with principal owners to be related parties. As of September 30, 2020, Kayne Anderson Capital Advisors, L.P. was a principal owner.

During the three and nine months ended September 30, 2020 and 2019, we recognized sales and transportation revenues, purchased petroleum products and utilized transportation services from our principal owners and their affiliated entities and our equity method investees. These transactions were conducted at posted tariff rates or prices that we believe approximate market. Included in these transactions was a crude oil buy/sell agreement that includes a multi-year minimum volume commitment. The impact to our Condensed Consolidated Statements of Operations from these transactions is included below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues from related parties (1) (2)	$7	$205	$40	$661

Purchases and related costs from related parties (1) (2)	$116	$(7)	$339	$93

(1)Crude oil purchases that are part of inventory exchanges under buy/sell transactions are netted with the related sales, with any margin presented in “Purchases and related costs” in our Condensed Consolidated Statements of Operations.
(2)Revenues and purchases and related costs from related parties for 2019 include transactions with The Energy & Minerals Group (“EMG”) and its subsidiaries through May 2019 and Occidental Petroleum Corporation (“Oxy”) and its subsidiaries through September 2019. Following transactions reducing EMG and Oxy’s ownership interest in AAP in May and September 2019, respectively, EMG and Oxy are no longer recognized as principal owners. See Note 17 to our 2019 Annual Report on Form 10-K for additional information.

Our receivable and payable amounts with these related parties as reflected on our Condensed Consolidated Balance Sheets were as follows (in millions):

	September 30, 2020	December 31, 2019
Trade accounts receivable and other receivables, net from related parties (1)	$83	$134

Trade accounts payable to related parties (1) (2)	$82	$102

(1)Includes amounts related to crude oil purchases and sales, transportation services and amounts owed to us or advanced to us related to investment capital projects of equity method investees where we serve as construction manager.
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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2020, our estimated undiscounted reserve for environmental liabilities (including liabilities related to the Line 901 incident, as discussed further below) totaled $188 million, of which $143 million was classified as short-term and $45 million was classified as long-term. At December 31, 2019, our estimated undiscounted reserve for environmental liabilities (including liabilities related to the Line 901 incident) totaled $140 million, of which $60 million was classified as short-term and $80 million was classified as long-term. Such short- and long-term environmental liabilities are reflected in “Other current liabilities” and “Other long-term liabilities and deferred credits,” respectively, on our Condensed Consolidated Balance Sheets. At September 30, 2020, we had recorded receivables totaling $120 million for amounts probable of recovery under insurance and from third parties under indemnification agreements, of which $119 million was classified as short-term and $1 million was classified as long-term. At December 31, 2019, we had recorded $72 million of such receivables, of which $35 million was classified as short-term and $37 million was classified as long-term. Such short- and long-term receivables are reflected in “Trade accounts receivable and other receivables, net” and “Other long-term assets, net,” respectively, on our Condensed Consolidated Balance Sheets.

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As the “responsible party” for the Line 901 incident we are liable for various costs and for certain natural resource damages under the Oil Pollution Act. In this regard, following the Line 901 incident, we entered into a cooperative Natural Resource Damage Assessment (“NRDA”) process with the following federal and state agencies designated or authorized by law to act as trustees for the natural resources of the United States and the State of California (collectively, the “Trustees”): the United States Department of Interior, the National Oceanic and Atmospheric Administration, CDFW, the California Department of Parks and Recreation, the California State Lands Commission, and the Regents of the University of California. As part of the NRDA process, PAA and the Trustees jointly and independently planned and conducted a number of natural resource assessment activities related to the Line 901 incident. On March 13, 2020, the United States and the People of the State of California filed a civil complaint against Plains All American Pipeline, L.P. and Plains Pipeline L.P. along with a pre-negotiated settlement agreement in the form of a Consent Decree (the “Consent Decree”). The Consent Decree, which was signed by the United States Department of Justice, Environmental and Natural Resources Division, the United States Department of Transportation, Pipeline and Hazardous Materials Safety Administration, the United States Environmental Protection Agency, CDFW, the California Department of Parks and Recreation, the California State Lands Commission, the California Department of Forestry and Fire Protection’s Office of the State Fire Marshal, Central Coast Regional Water Quality Control Board, and Regents of the University of California, settles all of the claims asserted in the lawsuit. The Consent Decree requires Plains to pay $24 million in civil penalties and implement certain agreed-upon injunctive relief, and pay $22.325 million as compensation for injuries to, destruction of, loss of, or loss of use of natural resources resulting from the Line 901 incident. The Consent Decree also contains the requirements for restarting Line 901 and the Sisquoc to Pentland portion of Line 903. The Consent Decree was approved and entered by the Federal District Court for the Central District of California on October 14, 2020. We have included the costs associated with the Consent Decree settlement in the loss accrual described below.

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Shortly following the Line 901 incident, we established a claims line and encouraged any parties that were damaged by the release to contact us to discuss their damage claims. We have received a number of claims through the claims line and we have processed those claims and made payments as appropriate. In addition, we have also had nine class action lawsuits filed against us, six of which were administratively consolidated into a single proceeding in the United States District Court for the Central District of California. In general, the plaintiffs are seeking to establish different classes of claimants that have allegedly been damaged by the release. The court originally certified three sub-classes of claimants and denied certification of the other proposed sub-class. On appeal, the Ninth Circuit Court of Appeals overturned the certification of one of the three sub-classes, the oil-industry sub-class, and the District Court subsequently dismissed the oil-industry sub-class representatives’ claims. The two remaining sub-classes include (i) commercial fishermen who landed fish in certain specified fishing blocks in the waters off the coast of Southern California or persons or businesses who resold commercial seafood landed in such areas; and (ii) residential beachfront properties on a beach and residential properties with a private easement to a beach where oil from the spill washed up. The September 2020 trial date initially set by the Court has been postponed due to COVID-19 related trial suspensions. We are also defending a separate class action lawsuit proceeding in the United States District Court for the Central District of California brought on behalf of the Line 901 and Line 903 easement holders seeking injunctive relief as well as compensatory damages.

In addition, four unitholder derivative lawsuits were filed by certain purported investors in PAA against PAGP and certain of PAA’s affiliates, officers and directors. One lawsuit was filed in State District Court in Harris County, Texas and subsequently dismissed by the Court. Two of these lawsuits were filed in the United States District Court for the Southern District of Texas and were administratively consolidated into one action and later dismissed on the basis that Plains Partnership agreements require that derivative suits be filed in Delaware Chancery Court.

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

We have also received several other individual lawsuits and complaints from companies, governmental agencies and individuals alleging damages arising out of the Line 901 incident. These lawsuits and claims generally seek compensatory and punitive damages, and in some cases permanent injunctive relief. The majority of these lawsuits have been settled or dismissed by the court. We may be subject to additional claims and lawsuits, which could materially impact the liabilities and costs we currently expect to incur as a result of the Line 901 incident.

Taking the foregoing into account, as of September 30, 2020, we estimate that the aggregate total costs we have incurred or will incur with respect to the Line 901 incident will be approximately $455 million, which estimate includes actual and projected emergency response and clean-up costs, natural resource damage assessments, fines and penalties payable pursuant to the Consent Decree and certain third party claims settlements, as well as estimates for certain legal fees. We accrue such estimates of aggregate total costs to “Field operating costs” in our Condensed Consolidated Statements of Operations. This estimate considers our prior experience in environmental investigation and remediation matters and available data from, and in consultation with, our environmental and other specialists, as well as currently available facts and presently enacted laws and regulations. We have made assumptions for (i) the resolution of certain third party claims and lawsuits, but excluding claims and lawsuits with respect to which losses are not probable and reasonably estimable, and excluding future claims and lawsuits and (ii) the nature, extent and cost of legal services that will be required in connection with all lawsuits, claims and other matters requiring legal or expert advice associated with the Line 901 incident. Our estimate does not include any lost revenue associated with the shutdown of Line 901 or 903 and does not include any liabilities or costs that are not reasonably estimable at this time or that relate to contingencies where we currently regard the likelihood of loss as being only reasonably possible or remote. We believe we have accrued adequate amounts for all probable and reasonably estimable costs; however, this estimate is subject to uncertainties associated with the assumptions that we have made. For example, the amount of time it takes for us to resolve all of the current and future lawsuits and claims that relate to the Line 901 incident could turn out to be significantly longer than we have assumed, and as a result the costs we incur for legal services could be significantly higher than we have estimated. Accordingly, our assumptions and estimates may turn out to be inaccurate and our total costs could turn out to be materially higher; therefore, we can provide no assurance that we will not have to accrue significant additional costs in the future with respect to the Line 901 incident.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2020, we had a remaining undiscounted gross liability of $134 million related to this event, which is presented in “Other current liabilities” on our Condensed Consolidated Balance Sheet. We maintain insurance coverage, which is subject to certain exclusions and deductibles, in the event of such environmental liabilities. Subject to such exclusions and deductibles, we believe that our coverage is adequate to cover the current estimated total emergency response and clean-up costs, claims settlement costs and remediation costs and we believe that this coverage is also adequate to cover any potential increase in the estimates for these costs that exceed the amounts currently identified. Through September 30, 2020, we had collected, subject to customary reservations, $218 million out of the approximate $330 million of release costs that we believe are probable of recovery from insurance carriers, net of deductibles. Therefore, as of September 30, 2020, we have recognized a receivable of approximately $112 million for the portion of the release costs that we believe is probable of recovery from insurance, net of deductibles and amounts already collected. Such amount is recognized as a current asset in “Trade accounts receivable and other receivables, net” on our Condensed Consolidated Balance Sheet. We have completed the required clean-up and remediation work as determined by the Unified Command and the Unified Command has been dissolved; however, we expect to make payments for additional costs associated with restoration of the impacted areas, as well as natural resource damage assessment and compensation, legal, professional and regulatory costs, in addition to fines and penalties, during future periods.

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

The following tables reflect certain financial data for each segment (in millions):

	Transportation	Facilities	Supply and Logistics	Intersegment Adjustment	Total
Three Months Ended September 30, 2020
Revenues:
External customers (1)	$242	$150	$5,537	$(96)	$5,833
Intersegment (2)	252	121	—	96	469
Total revenues of reportable segments	$494	$271	$5,537	$—	$6,302
Equity earnings in unconsolidated entities	$87	$2	$—		$89
Segment Adjusted EBITDA	$444	$176	$61		$681
Maintenance capital	$34	$10	$9		$53

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Transportation	Facilities	Supply and Logistics	Intersegment Adjustment	Total
Three Months Ended September 30, 2019
Revenues:
External customers (1)	$319	$149	$7,541	$(123)	$7,886
Intersegment (2)	278	142	1	123	544
Total revenues of reportable segments	$597	$291	$7,542	$—	$8,430
Equity earnings in unconsolidated entities	$102	$—	$—		$102
Segment Adjusted EBITDA	$462	$173	$92		$727
Maintenance capital	$42	$28	$15		$85

Nine Months Ended September 30, 2020
Revenues:
External customers (1)	$774	$473	$16,370	$(290)	$17,327
Intersegment (2)	756	387	1	290	1,434
Total revenues of reportable segments	$1,530	$860	$16,371	$—	$18,761
Equity earnings in unconsolidated entities	$276	$4	$—		$280
Segment Adjusted EBITDA	$1,233	$560	$205		$1,998
Maintenance capital	$98	$40	$19		$157

Nine Months Ended September 30, 2019
Revenues:
External customers (1)	$938	$457	$23,477	$(357)	$24,515
Intersegment (2)	774	423	3	357	1,557
Total revenues of reportable segments	$1,712	$880	$23,480	$—	$26,072
Equity earnings in unconsolidated entities	$274	$—	$—		$274
Segment Adjusted EBITDA	$1,271	$529	$571		$2,371
Maintenance capital	$110	$74	$20		$204

As of September 30, 2020
Total assets	$14,486	$6,331	$4,876		$25,693
As of December 31, 2019
Total assets	$15,549	$7,593	$6,827		$29,969

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Segment Adjusted EBITDA Reconciliation

The following table reconciles Segment Adjusted EBITDA to Net income/(loss) attributable to PAGP (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Segment Adjusted EBITDA	$681	$727	$1,998	$2,371
Adjustments (1):
Depreciation and amortization of unconsolidated entities (2)	(18)	(18)	(51)	(45)
Gains/(losses) from derivative activities, net of inventory valuation adjustments (3)	(88)	29	(210)	60
Long-term inventory costing adjustments (4)	(2)	1	(66)	(3)
Deficiencies under minimum volume commitments, net (5)	(64)	4	(69)	10
Equity-indexed compensation expense (6)	(5)	(5)	(13)	(13)
Net gain/(loss) on foreign currency revaluation (7)	(4)	5	9	(7)
Line 901 incident (8)	—	—	—	(10)
Significant acquisition-related expenses (9)	—	—	(3)	—
Unallocated general and administrative expenses	(1)	(1)	(5)	(4)
Depreciation and amortization	(161)	(157)	(495)	(441)
Gains/(losses) on asset sales and asset impairments, net	2	7	(617)	7
Goodwill impairment losses	—	—	(2,515)	—
Gain on/(impairment of) investments in unconsolidated entities, net	(91)	4	(182)	271
Interest expense, net	(113)	(108)	(329)	(311)
Other income/(expense), net	5	5	(7)	23
Income/(loss) before tax	141	493	(2,555)	1,908
Income tax (expense)/benefit	(2)	(62)	138	(137)
Net income/(loss)	139	431	(2,417)	1,771
Net (income)/loss attributable to noncontrolling interests	(122)	(361)	1,869	(1,488)
Net income/(loss) attributable to PAGP	$17	$70	$(548)	$283

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
(9)Includes acquisition-related expenses associated with the Felix Midstream LLC acquisition. See Note 14 for additional discussion. An adjustment for these non-recurring expenses is included in the calculation of Segment Adjusted EBITDA for the nine months ended September 30, 2020 as our CODM does not view such expenses as integral to understanding our core segment operating performance.

Note 14—Acquisitions, Divestitures and Asset Impairments

Acquisitions

Felix Midstream LLC. In February 2020, we acquired Felix Midstream LLC, now known as FM Gathering LLC (“FM Gathering”) from Felix Energy Holdings II, LLC for approximately $300 million, net of working capital and other adjustments. FM Gathering owns and operates a newly constructed crude oil gathering system in the Delaware Basin, with associated crude oil storage and truck offloading capacity, and is supported by a long-term acreage dedication. The assets acquired are primarily included in our Transportation and Supply and Logistics segments. This acquisition was accounted for using the acquisition method of accounting and the determination of the fair value of the assets acquired and liabilities assumed has been estimated in accordance with the applicable accounting guidance. The assets acquired primarily consisted of property and equipment of $115 million and intangible assets of $187 million. The fair value of the tangible assets is a Level 3 measurement in the fair value hierarchy and was determined using a cost approach. The cost approach was based on costs incurred on similar recent construction projects. The fair value of the intangible assets is also a Level 3 measurement in the fair value hierarchy and was determined by applying a discounted cash flow approach. Such approach utilized discount rates varying from 18% to 19%, based on our estimate of the risk that a theoretical market participant would assign to the respective intangible assets.

Divestitures

Saddlehorn Pipeline Company, LLC. In February 2020, we sold a 10% ownership interest in Saddlehorn Pipeline Company, LLC for proceeds of approximately $78 million. We recorded a gain of approximately $21 million related to this sale, which is included in “Gain on/(impairment of) investments in unconsolidated entities, net” on our Condensed Consolidated Statement of Operations.

Assets Held For Sale. As of September 30, 2020, we classified approximately $224 million as assets held for sale on our Condensed Consolidated Balance Sheet (in “Other current assets”). The assets held for sale, which were valued at the lower of the carrying amount or fair value less costs to sell, are primarily property and equipment related to transactions to divest our interests in certain Los Angeles Basin (“LA Basin”) terminals included in our Facilities segment. In January 2020, we signed a definitive agreement to sell certain of our LA Basin crude oil terminals. This transaction closed in the fourth quarter of 2020 for proceeds of approximately $200 million, subject to certain adjustments.

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

Asset Impairments (Held and Used)

During the nine months ended September 30, 2020, we recognized approximately $648 million of non-cash impairment losses related to certain pipeline and other long-lived assets included in our Transportation and Facilities segments, along with certain of our investments in unconsolidated entities. Of these losses, approximately $446 million is reflected in “(Gains)/losses on asset sales and asset impairments, net” with the remainder reflected in “Gain on/(impairment of) investments in unconsolidated entities, net” on our Condensed Consolidated Statement of Operations. See Note 7 for additional information regarding our investments in unconsolidated entities.

The current macroeconomic and geopolitical conditions including the collapse of oil prices driven by both the decrease in demand caused by the COVID-19 pandemic and excess supply, as well as changing market conditions and expected lower crude oil production in certain regions, resulted in expected decreases in future cash flows for certain of our assets, which was a triggering event that required us to assess the recoverability of our carrying value of such long-lived assets. As a result of our impairment review, we wrote off the portion of the carrying amount of these long-lived assets that exceeded their fair value. Our estimated fair values (which we consider a Level 3 measurement in the fair value hierarchy) were based upon a discounted cash flow approach utilizing various assumptions and the application of a discount rate of approximately 14%, which represents our estimate of the cost of capital of a theoretical market participant. Such assumptions included (but were not limited to) (i) volumes (consistent with historical information and estimates of future drilling and completion activity), (ii) tariff rates, (iii) future commodity prices (based on relevant indices and applicable quality and location differentials), and (iv) estimated fixed and variable costs.

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
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Recent Accounting Pronouncements
•Critical Accounting Policies and Estimates
•Forward-Looking Statements

Executive Summary

Company Overview

We are a Delaware limited partnership formed on July 17, 2013 that has elected to be taxed as a corporation for United States federal income tax purposes. As of September 30, 2020, our sole cash-generating assets consisted of (i) a 100% managing member interest in Plains All American GP LLC (“GP LLC”) that has also elected to be taxed as a corporation for United States federal income tax purposes and (ii) an approximate 77% limited partner interest in AAP through our direct ownership of approximately 186.3 million AAP units and indirect ownership of approximately 1.0 million AAP units through GP LLC. GP LLC is a Delaware limited liability company that also holds the non-economic general partner interest in AAP. AAP is a Delaware limited partnership that, as of September 30, 2020, directly owned a limited partner interest in PAA through its ownership of approximately 245.8 million PAA common units (approximately 31% of PAA’s total outstanding common units and Series A preferred units combined). AAP is the sole member of PAA GP LLC (“PAA GP”), a Delaware limited liability company that directly holds the non-economic general partner interest in PAA.

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

Recent Events & Outlook

During the first quarter of 2020, COVID-19 escalated into a global pandemic, which led to widespread shelter-in-place or similar requirements throughout North America and across the world, resulting in significantly reduced energy demand. As a result, North American producers responded aggressively by shutting in significant levels of production early in the second quarter, which mitigated the pace of crude oil inventory builds and the risk of testing storage maximums. Subsequently, United States refinery utilization increased, the previously steep contango market structure tempered, and crude oil prices improved to more constructive levels. This supported the ability for producers to bring a substantial portion of previously shut-in production back on line and resume completion activity during the third quarter at a level likely to be sufficient to offset natural declines.

Additionally, in the third quarter, United States Lower 48 horizontal crude oil rig counts increased modestly but as of quarter end represented approximately 25% of peak levels reached in 2019. Additionally, although United States inventories of crude oil and distillate had constructive draws during the third quarter, they remained elevated relative to their prior five-year range. The combination of steep shale declines relative to drilling and completion activity, substantial inventory overhang, and the potential for a prolonged demand recovery has challenged the ability of North American liquids production to return to a sustainable growth trajectory in 2020, and which is likely to persist into 2021. Furthermore, we expect a continuation of elevated near-term market uncertainty to be driven by various risks, including potential COVID-19 resurgence, regulatory changes and evolving geo-political dynamics. In aggregate, we expect these market dynamics to have a negative impact on our business relative to pre-pandemic levels, with the impacts in 2021 potentially being more pronounced than in 2020.

We believe our business is well positioned to manage through the current challenging market environment. We expect global demand for hydrocarbons will recover, which should drive a return of constructive crude oil price levels and higher production levels in key onshore shale basins, which should support growing demand for our assets.

In addition, in response to the challenging near-term market conditions, we have taken steps to further strengthen our balance sheet, liquidity and long-term financial flexibility. These actions include significantly reducing and continuing to challenge our capital program, reducing the amount of PAA’s common unit distribution payable, progressing asset sales, and reducing costs, while remaining focused on operating safely and responsibly.

Specifically, since April, we have reduced our 2020/2021 capital program by $850 million, or 37%, and have decreased PAA’s common unit distributions and our Class A share distributions by 50% versus the distributions paid in February 2020, which reflects a reduction of $525 million on an annualized basis. We have completed approximately $450 million of asset sales (which amount includes an approximately $200 million asset sale that closed in October 2020). While each of these actions should contribute to a stronger balance sheet and enhanced liquidity and long-term financial flexibility, we can provide no assurance that we will be able to effect certain future actions (such as additional capital reductions, asset sales and expense reductions) and additional actions may be necessary to achieve our balance sheet, liquidity and financial security objectives. See “Risk Factors—Risks Related to PAA’s Business” discussed in Item 1A. of our 2019 Annual Report on Form 10‑K and Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the period ended March 31, 2020.

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

In addition, many governments have enacted or are contemplating measures to provide aid and economic stimulus in response to the COVID-19 pandemic. These measures include actions by both the United States federal government and the government of Canada. There has been no material impact to our financial position, results of operations or cash flows resulting from these measures. However, our Canadian subsidiary participated in a wage subsidy program during the second and third quarters of 2020 for subsidies totaling approximately $20 million. The impact of such subsidies is included in the line items “Field operating costs” and “Segment general and administrative expenses” of the applicable segments. See “—Results of Operations—Analysis of Operating Segments” for further discussion.

Overview of Operating Results, Capital Investments and Other Significant Activities

The macroeconomic and industry specific challenges discussed above have resulted in a number of impairment charges recognized during 2020 as discussed further below. See “—Liquidity and Capital Resources” for additional discussion of the expected and potential impact of COVID-19 and related market conditions on our business.

During the first nine months of 2020, we recognized a net loss of $2.417 billion as compared to net income of $1.771 billion recognized during the first nine months of 2019. The net loss for the period was driven by goodwill impairment losses of $2.5 billion and was also impacted by non-cash impairment charges of approximately $815 million related to the write-down of certain pipeline and other long-lived assets, certain of our investments in unconsolidated entities, and assets upon classification as held for sale. In addition, we recognized approximately $233 million of inventory valuation adjustments due to declines in commodity prices primarily during the first quarter of 2020.

Our results for the comparative period were also impacted by:

•Less favorable results from our Supply and Logistics segment due to less favorable crude oil differentials, lower NGL margins and the unfavorable impact of the mark-to-market of certain derivative instruments, resulting from losses recognized in the 2020 period compared to gains in the 2019 period, partially offset by the favorable impact of contango market conditions during the second and third quarters of 2020;

•Less favorable results from our Transportation segment driven by lower volumes from shut-ins of crude oil production, reduced drilling and completion activity and compressed regional basis differentials, a portion of which are covered by minimum volume commitments that will be made up or paid for in future periods, and lower pipeline loss allowance revenue in 2020 due to lower prices and volumes, partially offset by lower field operating costs;

•Higher depreciation and amortization expense in the 2020 period primarily due to additional depreciation expense associated with the completion of various investment capital projects and by a reduction in the useful lives of certain assets;

•Unfavorable foreign currency impacts of $20 million recognized in “Other income/(expense), net” in the 2020 period;

•A gain of $21 million recognized in the current period related to the sale of a portion of our interest in Saddlehorn Pipeline Company, LLC in February 2020, compared to a non-cash gain of $269 million recognized in the 2019 period related to a fair value adjustment resulting from the accounting for the contribution of our undivided joint interest in the Capline pipeline system for an equity interest in Capline Pipeline Company LLC; partially offset by

•Favorable results from our Facilities segment primarily due to lower field operating costs; and

•The income tax benefit associated with lower earnings at PAA, including goodwill impairment losses, on income attributable to PAGP.

See further discussion of our operating results in the “—Results of Operations—Analysis of Operating Segments” and “—Other Income and Expenses” sections below.

We invested $785 million in midstream infrastructure projects during the nine months ended September 30, 2020, which primarily related to projects under development in the Permian Basin. Additionally, during the first quarter of 2020, we acquired approximately $310 million of assets, which primarily included a crude oil gathering system located in the Delaware Basin. See the “—Acquisitions and Capital Projects” section below for additional information.

In June 2020, PAA completed the issuance of $750 million, 3.80% senior notes due September 2030. We used the net proceeds from this offering of $742 million, after deducting the underwriting discount and offering expenses, to repay the principal amounts of PAA’s 5.00% senior notes due February 2021 (which were redeemed on November 3, 2020). Prior to such repayment, we used a portion of the proceeds to repay outstanding borrowings under PAA’s commercial paper program and credit facilities and for general partnership purposes.

We paid approximately $667 million of cash distributions to our Class A shareholders and noncontrolling interests during the nine months ended September 30, 2020.

On November 2, 2020, we announced that the board of directors of our general partner has approved a $500 million common equity repurchase program (the “Program”) to be utilized as an additional method of returning capital to investors. The Program authorizes the repurchase from time to time of up to $500 million of PAA common units and/or PAGP Class A shares via open market purchases or negotiated transactions conducted in accordance with applicable regulatory requirements. Ultimately, the amount, timing and pace of potential repurchase activity will be determined by a number of factors, including market conditions, PAA’s financial performance and flexibility, PAA’s actual and expected Free Cash Flow after distributions, the absolute and relative equity prices of PAA common units and PAGP Class A shares, and the extent to which PAA is positioned to achieve and maintain its targeted leverage ratio. No time limit has been set for completion of the Program, and the Program may be suspended or discontinued at any time. The Program does not obligate PAA or us to acquire a particular number of PAA common units or PAGP Class A shares. Any PAA common units or PAGP Class A shares that are repurchased will be canceled.

Acquisitions and Capital Projects

The following table summarizes our expenditures for acquisition capital, investment capital and maintenance capital (in millions):

	Nine Months Ended September 30,
	2020	2019
Acquisition capital	$310	$47
Investment capital (1) (2) (3)	785	988
Maintenance capital (3)	157	204
	$1,252	$1,239

(1)“Investment capital” was previously termed “Expansion capital”. Although what is included in this category has not changed, we consider the term “Investment capital” to be more descriptive.
(2)Contributions to unconsolidated entities related to investment capital projects of such entities are recognized in “Investment capital.” We account for our investments in such entities under the equity method of accounting.
(3)Capital expenditures made to expand the existing operating and/or earnings capacity of our assets are classified as “Investment capital.” Capital expenditures for the replacement and/or refurbishment of partially or fully depreciated assets in order to maintain the operating and/or earnings capacity of our existing assets are classified as “Maintenance capital.”

Investment Capital Projects

In April 2020, in response to the current dynamic and uncertain market conditions, we announced our plan to significantly reduce and continue to challenge our capital program. Total investment capital for 2020/2021 is now targeted to be approximately $1.45 billion, or $850 million (37%) lower than the previously targeted $2.3 billion investment capital program, and $1.45 billion (50%) lower when eliminating $600 million of assumed joint venture project financing (net to our share) for the Red Oak project, which was deferred in March 2020. Subsequently, the partners of Red Oak determined that the project would not proceed as previously contemplated. The balance of the investment capital reductions relate to cancellations, cost savings and scope adjustments to other investment capital projects. The following table summarizes our notable projects in progress during 2020 and the estimated cost for the year ending December 31, 2020 (in millions):

Projects	2020
Long-haul Pipeline Projects (Non-Permian)	$185
Permian Basin Takeaway Pipeline Projects	305
Complementary Permian Basin Projects	210
Selected Facilities/Downstream Projects	125
Other Projects	125
Total Projected 2020 Investment Capital Expenditures	$950

Results of Operations

The following table sets forth an overview of our consolidated financial results calculated in accordance with GAAP (in millions, except per share data):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2020	2019	$	%	2020	2019	$	%
Transportation Segment Adjusted EBITDA (1)	$444	$462	$(18)	(4)%	$1,233	$1,271	$(38)	(3)%
Facilities Segment Adjusted EBITDA (1)	176	173	3	2%	560	529	31	6%
Supply and Logistics Segment Adjusted EBITDA (1)	61	92	(31)	(34)%	205	571	(366)	(64)%
Adjustments:
Depreciation and amortization of unconsolidated entities	(18)	(18)	—	—%	(51)	(45)	(6)	(13)%
Selected items impacting comparability - Segment Adjusted EBITDA	(163)	34	(197)	**	(352)	37	(389)	**
Unallocated general and administrative expenses	(1)	(1)	—	—%	(5)	(4)	(1)	(25)%
Depreciation and amortization	(161)	(157)	(4)	(3)%	(495)	(441)	(54)	(12)%
Gains/(losses) on asset sales and asset impairments, net	2	7	(5)	(71)%	(617)	7	(624)	**
Goodwill impairment losses	—	—	—	N/A	(2,515)	—	(2,515)	N/A
Gain on/(impairment of) investments in unconsolidated entities, net	(91)	4	(95)	**	(182)	271	(453)	(167)%
Interest expense, net	(113)	(108)	(5)	(5)%	(329)	(311)	(18)	(6)%
Other income/(expense), net	5	5	—	—%	(7)	23	(30)	(130)%
Income tax (expense)/benefit	(2)	(62)	60	97%	138	(137)	275	201%
Net income/(loss)	139	431	(292)	(68)%	(2,417)	1,771	(4,188)	(236)%
Net (income)/loss attributable to noncontrolling interests	(122)	(361)	239	66%	1,869	(1,488)	3,357	226%
Net income/(loss) attributable to PAGP	$17	$70	$(53)	(76)%	$(548)	$283	$(831)	(294)%

Basic net income/(loss) per Class A share	$0.09	$0.41	$(0.32)	(78)%	$(2.97)	$1.73	$(4.70)	(272)%
Diluted net income/(loss) per Class A share	$0.09	$0.41	$(0.32)	(78)%	$(2.97)	$1.72	$(4.69)	(273)%
Basic weighted average Class A shares outstanding	186	168	18	11%	184	163	21	13%
Diluted weighted average Class A shares outstanding	186	168	18	11%	184	165	19	12%

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

Management believes that the presentation of Adjusted EBITDA provides useful information to investors regarding our performance and results of operations because this measure, when used to supplement related GAAP financial measures, (i) provides additional information about our core operating performance, (ii) provides investors with the same financial analytical framework upon which management bases financial, operational, compensation and planning/budgeting decisions and (iii) presents measures that investors, rating agencies and debt holders have indicated are useful in assessing us and our results of operations. This non-GAAP measure may exclude, for example, (i) charges for obligations that are expected to be settled with the issuance of equity instruments, (ii) gains or losses on derivative instruments that are related to underlying activities in another period (or the reversal of such adjustments from a prior period), gains and losses on derivatives that are related to investing activities (such as the purchase of linefill) and inventory valuation adjustments, as applicable, (iii) long-term inventory costing adjustments, (iv) items that are not indicative of our core operating results and business outlook and/or (v) other items that we believe should be excluded in understanding our core operating performance. This measure may further be adjusted to include amounts related to deficiencies associated with minimum volume commitments whereby we have billed the counterparties for their deficiency obligation and such amounts are recognized as deferred revenue in “Other current liabilities” in our Condensed Consolidated Financial Statements. Such amounts are presented net of applicable amounts subsequently recognized into revenue. We have defined all such items as “selected items impacting comparability.” We do not necessarily consider all of our selected items impacting comparability to be non-recurring, infrequent or unusual, but we believe that an understanding of these selected items impacting comparability is material to the evaluation of our operating results and prospects.

Although we present selected items impacting comparability that management considers in evaluating our performance, you should also be aware that the items presented do not represent all items that affect comparability between the periods presented. Variations in our operating results are also caused by changes in volumes, prices, exchange rates, mechanical interruptions, acquisitions, investment capital projects and numerous other factors as discussed, as applicable, in “Analysis of Operating Segments.”

The following table sets forth the reconciliation of the non-GAAP financial performance measure Adjusted EBITDA from Net Income/(Loss) (in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2020	2019	$	%	2020	2019	$	%
Net income/(loss)	$139	$431	$(292)	(68)%	$(2,417)	$1,771	$(4,188)	(236)%
Add/(Subtract):
Interest expense, net	113	108	5	5%	329	311	18	6%
Income tax expense/(benefit)	2	62	(60)	(97)%	(138)	137	(275)	(201)%
Depreciation and amortization	161	157	4	3%	495	441	54	12%
(Gains)/losses on asset sales and asset impairments, net	(2)	(7)	5	71%	617	(7)	624	**
Goodwill impairment losses	—	—	—	N/A	2,515	—	2,515	N/A
(Gain on)/impairment of investments in unconsolidated entities, net	91	(4)	95	**	182	(271)	453	167%
Depreciation and amortization of unconsolidated entities (1)	18	18	—	—%	51	45	6	13%
Selected Items Impacting Comparability:
(Gains)/losses from derivative activities, net of inventory valuation adjustments (2)	88	(29)	117	**	210	(60)	270	**
Long-term inventory costing adjustments (3)	2	(1)	3	**	66	3	63	**
Deficiencies under minimum volume commitments, net (4)	64	(4)	68	**	69	(10)	79	**
Equity-indexed compensation expense (5)	5	5	—	**	13	13	—	**
Net (gain)/loss on foreign currency revaluation (6)	4	(5)	9	**	(9)	7	(16)	**
Line 901 incident (7)	—	—	—	**	—	10	(10)	**
Significant acquisition-related expenses (8)	—	—	—	**	3	—	3	**
Selected Items Impacting Comparability - Segment Adjusted EBITDA	163	(34)	197	**	352	(37)	389	**
(Gains)/losses from derivative activities (2)	10	(1)	11	**	(7)	(16)	9	**
Net (gain)/loss on foreign currency revaluation (6)	(14)	—	(14)	**	20	(1)	21	**
Net gain on early repayment of senior notes (9)	—	—	—	**	(3)	—	(3)	**
Selected Items Impacting Comparability - Adjusted EBITDA (10)	159	(35)	194	**	362	(54)	416	**
Adjusted EBITDA (10)	$681	$730	$(49)	(7)%	$1,996	$2,373	$(377)	(16)%

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

The following tables set forth our operating results from our Transportation segment:

Operating Results (1)	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(in millions, except per barrel data)	2020	2019	$	%	2020	2019	$	%
Revenues	$494	$597	$(103)	(17)%	$1,530	$1,712	$(182)	(11)%
Purchases and related costs	(60)	(55)	(5)	(9)%	(184)	(155)	(29)	(19)%
Field operating costs	(139)	(172)	33	19%	(440)	(532)	92	17%
Segment general and administrative expenses (2)	(22)	(26)	4	15%	(73)	(80)	7	9%
Equity earnings in unconsolidated entities	87	102	(15)	(15)%	276	274	2	1%

Adjustments (3):
Depreciation and amortization of unconsolidated entities	17	18	(1)	(6)%	49	45	4	9%
(Gains)/losses from derivative activities, net of inventory valuation adjustments	—	(1)	1	**	—	1	(1)	**
Deficiencies under minimum volume commitments, net	64	(4)	68	**	64	(10)	74	**
Equity-indexed compensation expense	3	3	—	**	8	6	2	**
Line 901 incident	—	—	—	**	—	10	(10)	**
Significant acquisition-related expenses	—	—	—	**	3	—	3	**
Segment Adjusted EBITDA	$444	$462	$(18)	(4)%	$1,233	$1,271	$(38)	(3)%
Maintenance capital	$34	$42	$(8)	(19)%	$98	$110	$(12)	(11)%
Segment Adjusted EBITDA per barrel	$0.79	$0.71	$0.08	11%	$0.70	$0.69	$0.01	1%

Average Daily Volumes	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(in thousands of barrels per day) (4)	2020	2019	Volumes	%	2020	2019	Volumes	%
Tariff activities volumes
Crude oil pipelines (by region):
Permian Basin (5)	4,200	4,852	(652)	(13)%	4,507	4,568	(61)	(1)%
South Texas / Eagle Ford (5)	370	429	(59)	(14)%	383	445	(62)	(14)%
Central (5)	388	538	(150)	(28)%	383	524	(141)	(27)%
Gulf Coast	137	176	(39)	(22)%	133	160	(27)	(17)%
Rocky Mountain (5)	238	284	(46)	(16)%	251	300	(49)	(16)%
Western	232	212	20	9%	217	196	21	11%
Canada	303	316	(13)	(4)%	291	319	(28)	(9)%
Crude oil pipelines	5,868	6,807	(939)	(14)%	6,165	6,512	(347)	(5)%
NGL pipelines	180	193	(13)	(7)%	187	195	(8)	(4)%
Tariff activities total volumes	6,048	7,000	(952)	(14)%	6,352	6,707	(355)	(5)%
Trucking volumes	67	81	(14)	(17)%	75	86	(11)	(13)%
Transportation segment total volumes	6,115	7,081	(966)	(14)%	6,427	6,793	(366)	(5)%

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

 Revenues, Purchases and Related Costs, Equity Earnings in Unconsolidated Entities and Volumes. The following table presents variances in revenues, purchases and related costs and equity earnings in unconsolidated entities by region:

	Favorable/(Unfavorable) Variance Three Months Ended September 30, 2020-2019			Favorable/(Unfavorable) Variance Nine Months Ended September 30, 2020-2019
(in millions)	Revenues	Purchases and Related Costs	Equity Earnings	Revenues	Purchases and Related Costs	Equity Earnings
Permian Basin region	$(48)	$(16)	$9	$(40)	$(50)	$53
South Texas / Eagle Ford region	(2)	—	(10)	(6)	—	(24)
Central region	(12)	1	(7)	(31)	—	(14)
Rocky Mountain region	(2)	—	(7)	(5)	—	(15)
Canada region	(7)	—	—	(21)	—	—
Other regions, trucking and pipeline loss allowance revenue	(32)	10	—	(79)	21	2
Total variance	$(103)	$(5)	$(15)	$(182)	$(29)	$2

•Permian Basin region. The decrease in revenues, net of purchases and related costs, of $64 million and $90 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019, was primarily due to lower long-haul pipeline movements to Cushing and Corpus Christi due to compressed regional basis differentials. Some shippers on the pipelines to Cushing and Corpus Christi have under-delivered relative to their minimum volume commitments; however, the earnings related to these volume shortfalls will not be recognized until future periods when either the shortfall is made up or when the shipper’s make-up rights expire. Such deficiencies are reflected as an “Adjustment” in the table above as discussed further below under “—Adjustments: Deficiencies under minimum volume commitments, net.” For the nine-month comparative period, increased volumes from our gathering pipelines, including the gathering system we acquired from Felix Midstream in February 2020, were more than offset by declines on our long-haul pipelines.

The increase in equity earnings over the comparative periods was primarily from our 65% interest in the Cactus II pipeline, which was placed in service in August 2019, partially offset by lower equity earnings from our 30% interest in BridgeTex Pipeline Company, LLC primarily due to lower volumes.

•South Texas / Eagle Ford region. Equity earnings from our 50% interest in Eagle Ford Pipeline LLC decreased for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 due to a combination of lower joint tariff volumes from the Permian Basin via our Cactus I pipeline, and to a lesser extent, lower regional receipts.

•Central region. The decrease in revenues, net of purchases and related costs, for the three and nine months ended September 30, 2020 compared to the same periods in 2019 was primarily due to lower volumes as a result of (i) voluntary curtailments and shut-ins by oil producers and (ii) a significant decrease in drilling and completion activity in the Mid-Continent, both factors are due to the low crude oil prices during the current year. In addition, the production declines in this area, like other areas in which we operate, has resulted in an increase in competition for the remaining production in this region.

The decrease in equity earnings for the three and nine months ended September 30, 2020 compared to the same periods in 2019 was primarily due to the impact of refinery downtime on certain of the demand pull pipelines out of Cushing, Oklahoma, in which we own a 50% interest, as well as voluntary curtailments and shut-ins by oil producers due to the low crude oil prices during the current year.

•Rocky Mountain region. Equity earnings decreased for the three and nine months ended September 30, 2020 compared to the same periods in 2019 primarily due to (i) the sale of a 10% interest in Saddlehorn in February 2020 and (ii) lower volumes of higher tariff crude oil movements, partially offset by new movements of lower tariff NGL volumes on the pipelines owned by White Cliffs, in which we own a 36% interest.

•Canada region. Revenues decreased for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 primarily due to voluntary curtailments and shut-ins by oil producers due to the low crude oil prices during the current year.

•Other regions, trucking and pipeline loss allowance revenue. The decrease in other revenues, net of purchases and related costs, for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 was primarily due to lower pipeline loss allowance revenue in 2020 due to lower prices and volumes. Additionally, volumes in our Gulf Coast region were impacted by a decrease in throughput due to reduced refinery demand on a lower tariff pipeline, which did not result in a significant impact on revenue.

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

For the three and nine months ended September 30, 2020, amounts billed to counterparties exceeded revenue recognized during the period that was previously deferred. For the three and nine months ended September 30, 2019, the recognition of previously deferred revenue exceeded amounts billed to counterparties associated with deficiencies under minimum volume commitments.

Field Operating Costs. The decrease in field operating costs for the three and nine months ended September 30, 2020 compared to the same periods in 2019 was primarily due to (i) a decrease in variable costs including reductions in generator and power costs, the use of drag reducing agents and corrosion inhibiting chemicals due to lower volumes, (ii) reductions in compensation costs, including the benefit of wage subsidies received by our Canadian subsidiary, and (iii) a decrease of maintenance and integrity management activities, primarily due to interval changes facilitated through risk-based data application, partially offset by (iv) higher property taxes due to assets placed in service in 2020. In addition, the nine-month comparative period was favorably impacted by (i) lower equity-based compensation costs on liability-classified awards (which are not included as an “Adjustment” in the table above) due to a decrease in PAA’s common unit price and (ii) additional estimated costs recognized in the second quarter of 2019 associated with the Line 901 incident (which impact field operating costs but are excluded from Segment Adjusted EBITDA and thus are reflected as an “Adjustment” in the table above).

Segment General and Administrative Expenses. The decrease in segment general and administrative expenses for the three and nine months ended September 30, 2020 compared to the same periods in 2019 was primarily due to lower equity-based compensation costs on liability-classified awards (which are not included as an “Adjustment” in the table above), due to a decrease in PAA’s common unit price, and lower compensation costs including the benefit of wage subsidies received by our Canadian subsidiary.

Maintenance Capital. Maintenance capital consists of capital expenditures for the replacement and/or refurbishment of partially or fully depreciated assets in order to maintain the operating and/or earnings capacity of our existing assets. The decrease in maintenance capital spending for the three and nine months ended September 30, 2020 compared to the same periods in 2019 was primarily due to interval changes facilitated through risk-based data application to integrity management activities.

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

The following tables set forth our operating results from our Facilities segment:

Operating Results (1)	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(in millions, except per barrel data)	2020	2019	$	%	2020	2019	$	%
Revenues	$271	$291	$(20)	(7)%	$860	$880	$(20)	(2)%
Purchases and related costs	(2)	(3)	1	33%	(12)	(10)	(2)	(20)%
Field operating costs	(73)	(92)	19	21%	(233)	(267)	34	13%
Segment general and administrative expenses (2)	(18)	(21)	3	14%	(63)	(62)	(1)	(2)%
Equity earnings in unconsolidated entities	2	—	2	N/A	4	—	4	N/A

Adjustments (3):
Depreciation and amortization of unconsolidated entities	1	—	1	**	2	—	2	**
Gains from derivative activities	(6)	(3)	(3)	**	(5)	(15)	10	**
Deficiencies under minimum volume commitments, net	—	—	—	**	5	—	5	**
Equity-indexed compensation expense	1	1	—	**	2	3	(1)	**
Segment Adjusted EBITDA	$176	$173	$3	2%	$560	$529	$31	6%
Maintenance capital	$10	$28	$(18)	(64)%	$40	$74	$(34)	(46)%
Segment Adjusted EBITDA per barrel	$0.47	$0.46	$0.01	2%	$0.50	$0.47	$0.03	6%

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
Volumes (4)	2020	2019	Volumes	%	2020	2019	Volumes	%
Liquids storage (average monthly capacity in millions of barrels) (5)	111	110	1	1%	110	109	1	1%
Natural gas storage (average monthly working capacity in billions of cubic feet)	67	63	4	6%	66	63	3	5%
NGL fractionation (average volumes in thousands of barrels per day)	110	140	(30)	(21)%	129	145	(16)	(11)%
Facilities segment total volumes (average monthly volumes in millions of barrels) (6)	125	125	—	—%	125	124	1	1%

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

Revenues, Purchases and Related Costs and Volumes. Variances in revenues and average monthly volumes were primarily driven by the following:

•Crude Oil Storage. Revenues from our crude oil storage operations increased by $13 million and $28 million for the three and nine months ended September 30, 2020 compared to three and nine months ended September 30, 2019, respectively, primarily due to (i) the addition of an aggregate of 3.1 million barrels of storage capacity at our Cushing, St. James and Midland terminals, (ii) increased activity at our Cushing and Midland terminals and (iii) increased spot activity at certain of our West Coast terminals.

The increase in equity earnings over the comparative periods was from our 50% interest in Eagle Ford Terminals, which owns a crude oil storage facility in Corpus Christi that was placed in service in September of 2019.

•Rail Terminals. Revenues from our rail terminals decreased by $13 million and $29 million for the three and nine months ended September 30, 2020 compared to three and nine months ended September 30, 2019, respectively, primarily due to decreased activity at certain of our rail terminals as a result of lower volumes due to voluntary shut-ins and curtailments, as well as less favorable market conditions.

•NGL Operations. Revenues from our NGL operations decreased by $18 million and $12 million for the three and nine months ended September 30, 2020 compared to the same periods in 2019, respectively, primarily due to the sale of certain NGL terminals in the fourth quarter of 2019 and the second quarter of 2020 and net unfavorable foreign exchange impacts of approximately $1 million and $7 million, respectively. The three and nine month comparative periods were further unfavorably impacted by lower revenues from our NGL processing facilities. The decrease in revenues for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was partially offset by the favorable impact of the receipt of a deficiency payment of approximately $20 million upon the expiration of a multi-year contract.

•Natural Gas and Condensate Processing. Revenues, net of purchases and related costs, from our natural gas and condensate processing operations decreased by $9 million for nine months ended September 30, 2020 compared to the same period in 2019 primarily due to the unfavorable impact of a $5 million payment to resolve a contractual dispute as well as a decrease in condensate processing volumes and rates.

Field Operating Costs. The decrease in field operating costs for the three and nine months ended September 30, 2020 compared to the same periods in 2019 was primarily due to (i) lower integrity management and maintenance activities due to interval changes facilitated through risk-based data application, (ii) reduced activity at our rail terminals and (iii) reductions in compensation costs including the benefit of wage subsidies received by our Canadian subsidiary. In addition, the three-month comparative period was favorably impacted by mark-to-market gains in the current period on fuel hedges (which impacts field operating costs but are excluded from Segment Adjusted EBITDA and thus are reflected as an “Adjustment” in the table above), and the nine-month comparative period was favorably impacted by lower insurance claims costs.

Segment General and Administrative Expenses. The decrease in segment general and administrative expenses for the three months ended September 30, 2020 compared to the same period in 2019 was primarily driven by lower compensation costs including the benefit of wage subsidies received by our Canadian subsidiary.

Maintenance Capital. The decrease in maintenance capital spending for the three and nine months ended September 30, 2020 compared to the same periods in 2019 was primarily due to interval changes facilitated through risk-based data application to integrity management activities.

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

The following tables set forth our operating results from our Supply and Logistics segment:

Operating Results (1)	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(in millions, except per barrel data)	2020	2019	$	%	2020	2019	$	%
Revenues	$5,537	$7,542	$(2,005)	(27)%	$16,371	$23,480	$(7,109)	(30)%
Purchases and related costs	(5,510)	(7,337)	1,827	25%	(16,227)	(22,599)	6,372	28%
Field operating costs	(46)	(56)	10	18%	(149)	(195)	46	24%
Segment general and administrative expenses (2)	(21)	(27)	6	22%	(65)	(83)	18	22%

Adjustments (3):
(Gains)/losses from derivative activities, net of inventory valuation adjustments	94	(25)	119	**	215	(46)	261	**
Long-term inventory costing adjustments	2	(1)	3	**	66	3	63	**
Equity-indexed compensation expense	1	1	—	**	3	4	(1)	**
Net (gain)/loss on foreign currency revaluation	4	(5)	9	**	(9)	7	(16)	**
Segment Adjusted EBITDA	$61	$92	$(31)	(34)%	$205	$571	$(366)	(64)%
Maintenance capital	$9	$15	$(6)	(40)%	$19	$20	$(1)	(5)%
Segment Adjusted EBITDA per barrel	$0.54	$0.79	$(0.25)	(32)%	$0.57	$1.57	$(1.00)	(64)%

Average Daily Volumes (4)	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(in thousands of barrels per day)	2020	2019	Volumes	%	2020	2019	Volumes	%
Crude oil lease gathering purchases	1,147	1,146	1	—%	1,181	1,126	55	5%
NGL sales	83	124	(41)	(33)%	132	202	(70)	(35)%
Supply and Logistics segment total volumes	1,230	1,270	(40)	(3)%	1,313	1,328	(15)	(1)%

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
(4)Average daily volumes are calculated as the total volumes for the period divided by the number of days in the period.

The following table presents the range of the NYMEX WTI benchmark price of crude oil (in dollars per barrel):

	NYMEX WTI Crude Oil Price
	Low	High
Three Months Ended September 30, 2020	$37	$43
Three Months Ended September 30, 2019	$52	$62

Nine Months Ended September 30, 2020	$(38)	$63
Nine Months Ended September 30, 2019	$46	$66

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

Segment Adjusted EBITDA and Volumes. The following summarizes the significant items impacting our Supply and Logistics Segment Adjusted EBITDA:

•Crude Oil Operations. Revenues, net of purchases and related costs, (“net revenues”) from our crude oil operations decreased for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019, primarily due to a combination of (i) less favorable market conditions, (ii) the impact of lower volumes in higher margin areas, partially offset by volume increases in lower margin areas, and (iii) the impact of weighted average inventory costing resulting in lower margins during the period (which will result in higher margins in subsequent periods), partially offset by the favorable impact of contango market conditions during the second and third quarters of 2020.

•NGL Operations. Net revenues from our NGL operations decreased for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019, primarily due to weaker fractionation spreads, lower border flows through our straddle plants and the decision to decrease shoulder month sales volumes and increase winter month sales volumes, as well as the absence of the favorable impact from certain non-recurring items recorded in the second quarter of 2019.

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

•Foreign Exchange Impacts. Our net revenues are impacted by fluctuations in the value of CAD to USD, which result in the realization of foreign exchange gains and losses on the settlement of foreign currency transactions as well as the revaluation of monetary assets and liabilities denominated in a foreign currency. These gains and losses impact our net revenues but are excluded from Segment Adjusted EBITDA and thus are reflected as an “Adjustment” in the table above.

•Field Operating Costs. The decrease in field operating costs for the three and nine months ended September 30, 2020 compared to the same periods in 2019 was primarily driven by a decrease in long-haul third-party trucking costs and a decrease in company personnel and truck costs as additional pipeline capacity came into service after the first half of 2019.

•Segment General and Administrative Expenses. The decrease in segment general and administrative expenses for the three and nine months ended September 30, 2020 compared to the same periods in 2019 was primarily driven by lower compensation costs including the benefit of wage subsidies received by our Canadian subsidiary and decreased travel and entertainment costs. The nine-month comparative period was further favorably impacted by a decrease in equity-based compensation costs on liability-classified awards (which are not included as an “Adjustment” in the table above) due to a decrease in PAA’s common unit price.

Maintenance Capital. The decrease in maintenance capital spending for the three months ended September 30, 2020 compared to the same period in 2019 was due to lower tractor trailer lease buyouts.

Other Income and Expenses

Depreciation and Amortization

Depreciation and amortization expense increased for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 largely driven by additional depreciation expense associated with acquired assets and the completion of various investment capital projects. In addition, the increase for the nine-month comparative period was also impacted by a reduction in the useful lives of certain assets.

Gains/Losses on Asset Sales and Asset Impairments, Net

The net loss on asset sales and asset impairments for the nine months ended September 30, 2020 was largely driven by (i) non-cash impairment losses of approximately $446 million related to the write-down of certain pipeline and other long-lived assets due to the current macroeconomic and geopolitical conditions including the collapse of oil prices driven by both the decrease in demand caused by the COVID-19 pandemic and excess supply, as well as changing market conditions and expected lower crude oil production in certain regions, and (ii) approximately $167 million of impairment losses recognized on assets upon classification as held for sale. See Note 14 for additional information regarding these asset impairments.

Goodwill Impairment Losses

During the first quarter of 2020, we recognized a goodwill impairment charge of $2.5 billion, representing the entire balance of goodwill. See Note 6 to our Condensed Consolidated Financial Statements for additional information.

Gain on/(Impairment of) Investments in Unconsolidated Entities, Net

During the three and nine months ended September 30, 2020, we recognized losses of $91 million and $202 million, respectively, related to the write-down of certain of our investments in unconsolidated entities. Additionally, during the nine months ended September 30, 2020, we recognized a gain of $21 million related to our sale of a 10% interest in Saddlehorn Pipeline Company, LLC. See Note 7 to our Condensed Consolidated Financial Statements for additional information. During the nine months ended September 30, 2019, we recognized a non-cash gain of $269 million related to a fair value adjustment resulting from the accounting for the contribution of our undivided joint interest in the Capline pipeline system for an equity interest in Capline Pipeline Company LLC.

Interest Expense

The increase in interest expense for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 was primarily due to a higher weighted average debt balance during the 2020 period, partially offset by lower weighted average rates. In addition, the nine-month comparative period was further unfavorably impacted by lower capitalized interest for the nine months ended September 30, 2020 driven by fewer capital projects under construction.

Other Income/(Expense), Net

The following table summarizes the components impacting Other income/(expense), net (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Gain/(loss) related to mark-to-market adjustment of the Preferred Distribution Rate Reset Option (1)	$(10)	$1	$7	$16
Net gain/(loss) on foreign currency revaluation (2)	14	—	(20)	1
Other	1	4	6	6
	$5	$5	$(7)	$23

(1)See Note 10 to our Condensed Consolidated Financial Statements for additional information.
(2)The activity in 2020 was primarily related to the impact from the change in the United States dollar to Canadian dollar exchange rate on the portion of our intercompany net investment that is not long-term in nature.

Income Tax (Expense)/Benefit

The decrease in income tax expense for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and the increase in the income tax benefit for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to the impact of lower earnings at PAA, including goodwill impairment losses for the nine months ended September 30, 2020, on income attributable to PAGP.

Liquidity and Capital Resources

General

On a consolidated basis, our primary sources of liquidity are (i) cash flow from operating activities, (ii) borrowings under PAA’s credit facilities or the PAA commercial paper program and (iii) funds received from sales of equity and debt securities. In addition, we may supplement these sources of liquidity with proceeds from our divestiture program, as further discussed below in the section entitled “—Acquisitions and Capital Expenditures.” Our primary cash requirements include, but are not limited to, (i) ordinary course of business uses, such as the payment of amounts related to the purchase of crude oil, NGL and other products, other expenses and interest payments on outstanding debt, (ii) investment and maintenance capital activities, (iii) acquisitions of assets or businesses, (iv) repayment of principal on long-term debt and (v) distributions to our Class A shareholders and noncontrolling interests. We generally expect to fund our short-term cash requirements through cash flow generated from operating activities and/or borrowings under the PAA commercial paper program or PAA’s credit facilities. In addition, we generally expect to fund our long-term needs, such as those resulting from investment capital activities or acquisitions and refinancing long-term debt, through a variety of sources (either separately or in combination), which may include the sources mentioned above as funding for short-term needs and/or the issuance of additional equity or debt securities and the sale of assets.

As of September 30, 2020, although we had a working capital deficit of $398 million, we had approximately $2.8 billion of liquidity available to meet our ongoing operating, investing and financing needs, subject to continued covenant compliance, as noted below (in millions):

As of September 30, 2020
Availability under PAA senior unsecured revolving credit facility (1) (2)	$1,504
Availability under PAA senior secured hedged inventory facility (1) (2)	1,356
Amounts outstanding under PAA commercial paper program	(112)
Subtotal	2,748
Cash and cash equivalents	27
Total	$2,775

(1)Represents availability prior to giving effect to borrowings outstanding under the PAA commercial paper program, which reduce available capacity under the facilities.
(2)Available capacity under the PAA senior unsecured revolving credit facility and the PAA senior secured hedged inventory facility was reduced by outstanding letters of credit of $96 million and $44 million, respectively.

On November 3, 2020, PAA repaid its $600 million, 5.00% senior notes due February 2021 at par and used borrowings under the PAA commercial paper program and cash on hand for the repayment. See further discussion in “Equity and Debt Financing Activities” below.

Current macroeconomic and geopolitical conditions including the collapse of oil prices driven by both the decrease in demand caused by the COVID-19 pandemic and excess supply has caused liquidity issues impacting many energy companies; however, we believe that we have, and will continue to have, the ability to access the PAA commercial paper program and credit facilities, which we use to meet our short-term cash needs. We believe that our financial position remains strong and we have sufficient liquidity; however, extended disruptions in the financial markets and/or energy price volatility that adversely affect our business may have a materially adverse effect on our financial condition, results of operations or cash flows. In addition, usage of the PAA credit facilities, which provide the financial backstop for the PAA commercial paper program, is subject to ongoing compliance with covenants. As of September 30, 2020, PAA was in compliance with all such covenants. Also, see Item 1A. “Risk Factors” included in our 2019 Annual Report on Form 10-K and Item 1A. “Risk Factors” in Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 for further discussion regarding such risks that may impact our liquidity and capital resources.

Cash Flow from Operating Activities

For a comprehensive discussion of the primary drivers of cash flow from operating activities, including the impact of varying market conditions and the timing of settlement of our derivatives, see Item 7. “Liquidity and Capital Resources—Cash Flow from Operating Activities” included in our 2019 Annual Report on Form 10-K.

Net cash provided by operating activities for the first nine months of 2020 and 2019 was $1.253 billion and $1.774 billion, respectively, and primarily resulted from earnings from our operations. Additionally, as discussed further below, changes during these periods in our inventory levels and associated margin balances required as part of our hedging activities impacted our cash flow from operating activities.

During the nine months ended September 30, 2020, we increased the volume of both our crude oil inventory to be stored during the contango market and our NGL inventory in anticipation of the 2020-2021 heating season as well as the margin balances required as part of our hedging activities, all of which was funded by short-term debt. The cash outflows associated with these activities were partially offset by lower prices for inventory purchased and stored at the end of the current period compared to the end of 2019.

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

Acquisitions and Capital Expenditures

In addition to our operating needs discussed above, on a consolidated basis, we also use cash for our acquisition activities and investment capital projects and maintenance capital activities. Historically, we have financed these expenditures primarily with cash generated by operating activities and the financing activities discussed in “—Equity and Debt Financing Activities” below. In recent years, we have also used proceeds from our divestiture program. We have made and will continue to make capital expenditures for acquisitions, investment capital projects and maintenance activities. However, in the near term we do not plan to issue common equity to fund such activities.

Acquisitions. In February 2020, we acquired a crude oil gathering system and related assets in the Delaware Basin for approximately $300 million. See Note 14 to our Condensed Consolidated Financial Statements for additional information.

Capital Projects. We invested $785 million in midstream infrastructure during the nine months ended September 30, 2020, and we expect to invest approximately $950 million during the full year ending December 31, 2020. Our expected capital investment for 2020 reflects a reduction from our expected capital investment at year-end 2019 due to the current dynamic and uncertain market conditions. See “—Acquisitions and Capital Projects” for additional information. We expect to fund our 2020 capital program with retained cash flow, proceeds from assets sold as part of our divestiture program or debt.

Divestitures. In January 2020, we signed a definitive agreement to sell certain of our LA Basin crude oil terminals. This transaction closed in the fourth quarter of 2020 for proceeds of approximately $200 million, subject to certain adjustments. This transaction closed in the fourth quarter of 2020. In April 2020, we sold certain NGL terminals for $163 million, subject to certain adjustments. See Note 14 to our Condensed Consolidated Financial Statements for additional information. Additionally, we sold a 10% ownership interest in Saddlehorn Pipeline Company, LLC for proceeds of approximately $78 million. See Note 7 to our Condensed Consolidated Financial Statements for additional information.

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

Equity and Debt Financing Activities

On a consolidated basis, our financing activities primarily relate to funding investment capital projects, acquisitions and refinancing of debt maturities, as well as short-term working capital (including borrowings for NYMEX and ICE margin deposits) and hedged inventory borrowings related to our NGL business and contango market activities. Our financing activities have primarily consisted of equity offerings, PAA senior notes offerings and borrowings and repayments under the credit facilities or the PAA commercial paper program and other debt agreements, as well as payment of distributions to our Class A shareholders and noncontrolling interests.

PAGP Registration Statements. We have filed with the SEC a shelf registration statement that, subject to effectiveness at the time of use, allows us to issue up to an aggregate of $1.0 billion of equity securities (the “PAGP Traditional Shelf”). At September 30, 2020, we had approximately $939 million of unsold securities available under the PAGP Traditional Shelf. We also have access to a shelf registration statement (the “PAGP WKSI Shelf”), which provides us with the ability to offer and sell an unlimited amount of equity securities, subject to market conditions and capital needs. We did not conduct any offerings under the PAGP Traditional Shelf or the PAGP WKSI Shelf during the nine months ended September 30, 2020.

PAA Registration Statements. PAA periodically accesses the capital markets for both equity and debt financing. PAA has filed with the SEC a universal shelf registration statement that, subject to effectiveness at the time of use, allows PAA to issue up to an aggregate of $1.1 billion of debt or equity securities (the “PAA Traditional Shelf”). At September 30, 2020, PAA had approximately $1.1 billion of unsold securities available under the PAA Traditional Shelf. PAA did not conduct any offerings under the PAA Traditional Shelf during the nine months ended September 30, 2020. PAA also has access to a universal shelf registration statement (the “PAA WKSI Shelf”), which provides it with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and capital needs. The offering of PAA’s $750 million, 3.80% senior notes in June 2020 was conducted under the PAA WKSI Shelf.

Credit Agreements, Commercial Paper Program and Indentures. The credit agreements for the PAA revolving credit facilities (which impact PAA’s ability to access the PAA commercial paper program because they provide the financial backstop that supports PAA’s short-term credit ratings) and its GO Zone term loans and the indentures governing its senior notes contain cross-default provisions. A default under PAA’s credit agreements or indentures would permit the lenders to accelerate the maturity of the outstanding debt. As long as PAA is in compliance with the provisions in its credit agreements, its ability to make distributions of available cash is not restricted. As of September 30, 2020, PAA was in compliance with the covenants contained in its credit agreements and indentures.

During the nine months ended September 30, 2020, we had net repayments on PAA’s credit facilities and commercial paper program of $306 million. The net repayments resulted primarily from cash flow from operating activities, proceeds from asset sales and the issuance of PAA’s $750 million, 3.80% senior notes in June 2020, which offset borrowings during the period related to funding needs for capital investments, inventory purchases and other general partnership purposes.

As of September 30, 2019 and December 31, 2018, we had no outstanding borrowings under the PAA credit agreements or commercial paper program. However, during the nine months ended September 30, 2019, we borrowed and repaid $10.5 billion under the PAA credit facilities and commercial paper program. These repayments resulted primarily from cash flow from operating activities and proceeds from PAA senior notes issuances.

In June 2020, PAA completed the offering of $750 million, 3.80% senior notes due September 2030 at a public offering price of 99.794%. Interest payments are due on March 15 and September 15 of each year, commencing on September 15, 2020. We used the net proceeds from this offering of $742 million, after deducting the underwriting discount and offering expenses, primarily to repay the principal amounts of PAA’s 5.00% senior notes due February 2021 (which were redeemed on November 3, 2020). Prior to such repayment, we used a portion of the proceeds to repay outstanding borrowings under PAA’s commercial paper program and credit facilities and for general partnership purposes.

On November 3, 2020, PAA redeemed its $600 million, 5.00% senior notes due February 2021.

Distributions to Our Class A Shareholders

Distributions to our Class A shareholders. We distribute all of our available cash within 55 days following the end of each quarter to Class A shareholders of record. Available cash is generally defined as all of our cash and cash equivalents on hand at the end of each quarter less reserves established in the discretion of our general partner for future requirements. Our levels of financial reserves are established by our general partner and include reserves for the proper conduct of our business (including future capital expenditures and anticipated credit needs), compliance with law or contractual obligations and funding of future distributions to our shareholders. On November 13, 2020, we will pay a quarterly distribution of $0.18 per Class A share ($0.72 per Class A share on an annualized basis), which is unchanged from our prior quarterly distribution, but equates to a reduction of 50% compared to the quarterly distribution of $0.36 per Class A share ($1.44 per Class A share on an annualized basis) paid in February 2020. This reduction was made in response to the current dynamic and uncertain market conditions to further reinforce our commitment to maintaining a solid capital structure and strong liquidity. See “—Executive Summary —Recent Events & Outlook” for further discussion. See Note 9 to our Condensed Consolidated Financial Statements for details of distributions paid during or pertaining to the first nine months of 2020. Also, see Item 5. “Market for Registrant’s Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities—Cash Distribution Policy” included in our 2019 Annual Report on Form 10-K for additional discussion regarding distributions.

Distributions to Noncontrolling Interests

Distributions to noncontrolling interests represent amounts paid on interests in consolidated entities that are not owned by us. As of September 30, 2020, noncontrolling interests in our subsidiaries consisted of (i) limited partner interests in PAA including a 69% interest in PAA’s common units and PAA’s Series A preferred units combined and 100% of PAA’s Series B preferred units, (ii) an approximate 23% limited partner interest in AAP and (iii) a 33% interest in Red River LLC. See Note 9 to our Condensed Consolidated Financial Statements for additional information.

Distributions to PAA’s Series A preferred unitholders. On November 13, 2020, PAA will pay a cash distribution of $37 million ($0.525 per unit) on its Series A preferred units outstanding as of October 30, 2020, the record date for such distribution for the period from July 1, 2020 through September 30, 2020. See Note 9 to our Condensed Consolidated Financial Statements for details of distributions made during or pertaining to the first nine months of 2020.

Distributions to PAA’s Series B preferred unitholders. Distributions on PAA’s Series B preferred units are payable in cash semi-annually in arrears on the 15th day of May and November. On November 16, 2020, PAA will pay the semi-annual cash distribution of $24.5 million on its Series B preferred units to holders of record at the close of business on November 2, 2020 for the period from May 15, 2020 to November 14, 2020. See Note 9 to our Condensed Consolidated Financial Statements for additional information.

Distributions to PAA’s common unitholders. On November 13, 2020, PAA will pay a quarterly distribution of $0.18 per common unit ($0.72 per common unit on an annualized basis). See Note 9 to our Condensed Consolidated Financial Statements for details of distributions paid during or pertaining to the first nine months of 2020.

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

The following table includes our best estimate of the amount and timing of these payments as well as other amounts due under the specified contractual obligations as of September 30, 2020 (in millions):

	Remainder of 2020	2021	2022	2023	2024	2025 and Thereafter	Total
Long-term debt and related interest payments (1)	$704	$412	$1,160	$1,662	$1,103	$9,633	$14,674
Leases (2)	30	105	99	76	63	355	728
Other obligations (3)	156	577	345	322	277	1,191	2,868
Subtotal	890	1,094	1,604	2,060	1,443	11,179	18,270
Crude oil, NGL and other purchases (4)	2,512	8,108	7,605	6,966	6,628	24,562	56,381
Total	$3,402	$9,202	$9,209	$9,026	$8,071	$35,741	$74,651

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
(3)Includes (i) other long-term liabilities, (ii) storage, processing and transportation agreements (including certain agreements for which the amount and timing of expected payments is subject to the completion of underlying construction projects), (iii) certain rights-of-way easements and (iv) noncancelable commitments related to our investment capital projects, including projected contributions for our share of the capital spending of our equity method investments. The storage, processing and transportation agreements include approximately $2.0 billion associated with agreements to store and transport crude oil at posted tariff rates on pipelines or at facilities that are owned by equity method investees. A portion of our commitment to transport is supported by crude oil buy/sell or other agreements with third parties with commensurate quantities.
(4)Amounts are primarily based on estimated volumes and market prices based on average activity during September 2020. The actual physical volume purchased and actual settlement prices will vary from the assumptions used in the table. Uncertainties involved in these estimates include levels of production at the wellhead, weather conditions, changes in market prices and other conditions beyond our control.

Letters of Credit. In connection with supply and logistics activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil, NGL and natural gas. Additionally, we issue letters of credit to support insurance programs, derivative transactions, including hedging-related margin obligations, and construction activities. At September 30, 2020 and December 31, 2019, we had outstanding letters of credit of approximately $140 million and $157 million, respectively.

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

•uncertainty regarding the length of time it will take for the United States, Canada, and the rest of the world to contain the spread of the COVID-19 virus to the point where restrictions on various commercial and economic activities are (or remain) lifted and the extent to which consumer demand and demand for crude oil rebound in the future;

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

•failure to implement or capitalize, or delays in implementing or capitalizing, on investment capital projects, whether due to permitting delays, permitting withdrawals or other factors;

•shortages or cost increases of supplies, materials or labor;

•the impact of current and future laws, rulings, governmental regulations, accounting standards and statements, and related interpretations, including legislation or regulatory initiatives that prohibit, restrict or regulate hydraulic fracturing;

•tightened capital markets or other factors that increase our cost of capital or limit our ability to obtain debt or equity financing on satisfactory terms to fund additional acquisitions, investment capital projects, working capital requirements and the repayment or refinancing of indebtedness;

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

Other factors described herein, as well as factors that are unknown or unpredictable, could also have a material adverse effect on future results. Please read “Risk Factors” discussed in Item 1A of our 2019 Annual Report on Form 10-K and in Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information.

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

The fair value of our commodity derivatives and the change in fair value as of September 30, 2020 that would be expected from a 10% price increase or decrease is shown in the table below (in millions):

	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease
Crude oil	$(95)	$(64)	$65
Natural gas	15	$7	$(7)
NGL and other	3	$(38)	$38
Total fair value	$(77)

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

Interest Rate Risk

Our use of variable rate debt and any forecasted issuances of fixed rate debt expose us to interest rate risk. Therefore, from time to time, we use interest rate derivatives to hedge interest rate risk associated with anticipated interest payments and, in certain cases, outstanding debt instruments. All of PAA’s senior notes are fixed rate notes and thus are not subject to interest rate risk. Our variable rate debt outstanding at September 30, 2020, approximately $312 million, was subject to interest rate re-sets that generally range from one day to approximately one month. The average interest rate on variable rate debt that was outstanding during the nine months ended September 30, 2020 was 1.6%, based upon rates in effect during such period. The fair value of our interest rate derivatives was a net asset of $17 million as of September 30, 2020. A 10% increase in the forward LIBOR curve as of September 30, 2020 would have resulted in an increase of $12 million to the fair value of our interest rate derivatives. A 10% decrease in the forward LIBOR curve as of September 30, 2020 would have resulted in a decrease of $12 million to the fair value of our interest rate derivatives. See Note 10 to our Condensed Consolidated Financial Statements for a discussion of our interest rate risk hedging activities.

Currency Exchange Rate Risk

We use foreign currency derivatives to hedge foreign currency exchange rate risk associated with our exposure to fluctuations in the USD-to-CAD exchange rate. Because a significant portion of our Canadian business is conducted in CAD, we use certain financial instruments to minimize the risks of unfavorable changes in exchange rates. These instruments include foreign currency exchange contracts, forwards and options. The fair value of our foreign currency derivatives was a liability of less than $1 million as of September 30, 2020. A 10% increase in the exchange rate (USD-to-CAD) would have resulted in an increase of $4 million to the fair value of our foreign currency derivatives. A 10% decrease in the exchange rate (USD-to-CAD) would have resulted in a decrease of $4 million to the fair value of our foreign currency derivatives. See Note 10 to our Condensed Consolidated Financial Statements for a discussion of our currency exchange rate risk hedging.

Preferred Distribution Rate Reset Option

The Preferred Distribution Rate Reset Option of PAA’s Series A preferred units is an embedded derivative that must be bifurcated from the related host contract, PAA’s partnership agreement, and recorded at fair value in our Condensed Consolidated Balance Sheets. The valuation model utilized for this embedded derivative contains inputs including PAA’s common unit price, ten-year United States treasury rates, default probabilities and timing estimates to ultimately calculate the fair value of PAA’s Series A preferred units with and without the Preferred Distribution Rate Reset Option. The fair value of this embedded derivative was a liability of $27 million as of September 30, 2020. A 10% increase or decrease in the fair value would have an impact of $3 million. See Note 10 to our Condensed Consolidated Financial Statements for a discussion of embedded derivatives.

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

Applicable SEC rules require an evaluation of the effectiveness of our DCP. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our DCP as of September 30, 2020, the end of the period covered by this report, and, based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our DCP is effective.

Changes in Internal Control over Financial Reporting

In addition to the information concerning our DCP, we are required to disclose certain changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with our IPO and related transactions, the former owners of Plains All American GP LLC (the “Legacy Owners”) acquired the following interests (collectively, the “Stapled Interests”): (i) Class A units of AAP (“AAP units”) representing an economic limited partner interest in AAP; (ii) general partner units representing a non-economic membership interest in our general partner; and (iii) Class B shares representing a non-economic limited partner interest in us. The Legacy Owners and any permitted transferees of their Stapled Interests have the right to exchange (the “Exchange Right”) all or a portion of such Stapled Interests for an equivalent number of Class A shares. In connection with the exercise of the Exchange Right, the Stapled Interests are transferred to us and the applicable Class B shares are canceled. Although we issue one Class A share for each Stapled Interest that is exchanged, we also receive one AAP unit and one general partner unit. As a result, the exercise by Legacy Owners of the Exchange Right is not dilutive. During the three months ended September 30, 2020, certain Legacy Owners or their permitted transferees exercised the Exchange Right, which resulted in the issuance of 3,000,000 Class A shares. The issuance of Class A shares in connection with the exercise of the Exchange Right was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

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

3.3
Amendment No. 1 dated April 6, 2020 to the Second Amended and Restated Agreement of Limited Partnership of Plains GP Holdings, L.P. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed April 9, 2020).

3.4	—	Certificate of Formation of PAA GP Holdings LLC (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1 (333-190227) filed July 29, 2013).

3.5	—
Third Amended and Restated Limited Liability Company Agreement of PAA GP Holdings LLC dated as of February 16, 2017 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed February 21, 2017).

3.6	—
Amendment No. 1 dated October 1, 2018 to the Third Amended and Restated Limited Liability Company Agreement of PAA GP Holdings LLC (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed August 20, 2018).

3.7	—
Amendment No. 2 dated December 10, 2018 to the Third Amended and Restated Limited Liability Company Agreement of PAA GP Holdings LLC (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed December 11, 2018).

3.8	—
Amendment No. 3 dated November 21, 2019 to the Third Amended and Restated Limited Liability Company Agreement of PAA GP Holdings LLC (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed November 27, 2019).

3.9	—
Seventh Amended and Restated Agreement of Limited Partnership of Plains All American Pipeline, L.P., dated as of October 10, 2017 (incorporated by reference to Exhibit 3.1 to PAA's Current Report on Form 8-K filed October 12, 2017).

3.10	—
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

3.12	—
Amendment No. 1 dated September 26, 2018 to the Eighth Amended and Restated Limited Partnership Agreement of Plains AAP, L.P. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed October 2, 2018).

3.13	—
Amendment No. 2 dated May 23, 2019 to the Eighth Amended and Restated Limited Partnership Agreement of Plains AAP, L.P. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed May 30, 2019).

3.14	—	Limited Liability Company Agreement of PAA GP LLC dated December 28, 2007 (incorporated by reference to Exhibit 3.3 to PAA’s Current Report on Form 8-K filed January 4, 2008).

4.1	—
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

4.18	—	Description of Our Securities (incorporated by reference to Exhibit 4.17 to our Annual Report on Form 10-K for the year ended December 31, 2019).

10.1 *†	—	Form of LTIP Grant Letter dated August 13, 2020 (Officers)

10.2 *†	—	Form of LTIP Grant Letter dated August 13, 2020 (Directors)

31.1 †	—	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2 †	—	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1 ††	—	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350.

32.2 ††	—	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.

101.INS†	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	—	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104 †	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

November 6, 2020

	By:	/s/ Al Swanson
Al Swanson,
Executive Vice President and Chief Financial Officer of PAA GP Holdings LLC (Principal Financial Officer)

November 6, 2020

	By:	/s/ Chris Herbold
Chris Herbold,
Senior Vice President and Chief Accounting Officer of PAA GP Holdings LLC (Principal Accounting Officer)

November 6, 2020