Form 10-Q
period 2021-03-31
PLAINS GP HOLDINGS LP
filed 2021-05-10
CIK 1581990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________________________________________

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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
(713) 646-4100
(Registrant’s telephone number, including area code)
________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Shares	PAGP	Nasdaq

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes  ☐ No
 Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☑ Yes  ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
As of April 30, 2021, there were 194,098,315 Class A Shares outstanding.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$32	$25
Restricted cash	26	38
Trade accounts receivable and other receivables, net	3,401	2,553
Inventory	484	647
Other current assets	483	405
Total current assets	4,426	3,668

PROPERTY AND EQUIPMENT	18,751	18,620
Accumulated depreciation	(4,159)	(4,000)
Property and equipment, net	14,592	14,620

OTHER ASSETS
Investments in unconsolidated entities	3,777	3,764
Deferred tax asset	1,408	1,444
Linefill and base gas	983	982
Long-term operating lease right-of-use assets, net	361	378
Long-term inventory	178	130
Other long-term assets, net	1,022	965
Total assets	$26,747	$25,951

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES
Trade accounts payable	$3,399	$2,425
Short-term debt	254	831
Other current liabilities	1,026	999
Total current liabilities	4,679	4,255

LONG-TERM LIABILITIES
Senior notes, net	9,073	9,071
Other long-term debt, net	265	311
Long-term operating lease liabilities	303	317
Other long-term liabilities and deferred credits	928	807
Total long-term liabilities	10,569	10,506

COMMITMENTS AND CONTINGENCIES (NOTE 10)

PARTNERS’ CAPITAL
Class A shareholders (194,098,315 and 194,051,436 shares outstanding, respectively)	1,523	1,464
Noncontrolling interests	9,976	9,726
Total partners’ capital	11,499	11,190
Total liabilities and partners’ capital	$26,747	$25,951
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Three Months Ended March 31,
	2021	2020
	(unaudited)
REVENUES
Supply and Logistics segment revenues	$8,083	$7,907
Transportation segment revenues	137	187
Facilities segment revenues	163	175
Total revenues	8,383	8,269

COSTS AND EXPENSES
Purchases and related costs	7,392	7,367
Field operating costs	219	304
General and administrative expenses	68	70
Depreciation and amortization	178	169
(Gains)/losses on asset sales and asset impairments, net	2	619
Goodwill impairment losses	—	2,515
Total costs and expenses	7,859	11,044

OPERATING INCOME/(LOSS)	524	(2,775)

OTHER INCOME/(EXPENSE)
Equity earnings in unconsolidated entities	88	110
Gain on/(impairment of) investments in unconsolidated entities, net	—	(22)
Interest expense (net of capitalized interest of $5 and $6, respectively)	(107)	(108)
Other expense, net	(60)	(31)

INCOME/(LOSS) BEFORE TAX	445	(2,826)
Current income tax expense	(1)	(6)
Deferred income tax (expense)/benefit	(52)	140

NET INCOME/(LOSS)	392	(2,692)
Net (income)/loss attributable to noncontrolling interests	(322)	2,111
NET INCOME/(LOSS) ATTRIBUTABLE TO PAGP	$70	$(581)

BASIC AND DILUTED NET INCOME/(LOSS) PER CLASS A SHARE	$0.36	$(3.18)

BASIC AND DILUTED WEIGHTED AVERAGE CLASS A SHARES OUTSTANDING	194	183

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in millions)

	Three Months Ended March 31,
	2021	2020
	(unaudited)
Net income/(loss)	$392	$(2,692)
Other comprehensive income/(loss)	108	(327)
Comprehensive income/(loss)	500	(3,019)
Comprehensive (income)/loss attributable to noncontrolling interests	(401)	2,356
Comprehensive income/(loss) attributable to PAGP	$99	$(663)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
(in millions)

	Derivative Instruments	Translation Adjustments	Other	Total
	(unaudited)
Balance at December 31, 2020	$(258)	$(657)	$(3)	$(918)

Reclassification adjustments	3	—	—	3
Unrealized gain on hedges	68	—	—	68
Currency translation adjustments	—	37	—	37
Total period activity	71	37	—	108
Balance at March 31, 2021	$(187)	$(620)	$(3)	$(810)

	Derivative Instruments	Translation Adjustments	Other	Total
	(unaudited)
Balance at December 31, 2019	$(259)	$(674)	$—	$(933)

Reclassification adjustments	2	—	—	2
Unrealized loss on hedges	(79)	—	—	(79)
Currency translation adjustments	—	(251)	—	(251)
Other	—	—	1	1
Total period activity	(77)	(251)	1	(327)
Balance at March 31, 2020	$(336)	$(925)	$1	$(1,260)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31,
	2021	2020
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$392	$(2,692)
Reconciliation of net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	178	169
(Gains)/losses on asset sales and asset impairments, net	2	619
Goodwill impairment losses	—	2,515
Inventory valuation adjustments	—	232
Deferred income tax expense/(benefit)	52	(140)
(Gain)/loss on foreign currency revaluation	(8)	46
Change in fair value of Preferred Distribution Rate Reset Option (Note 8)	67	(26)
Equity earnings in unconsolidated entities	(88)	(110)
Distributions on earnings from unconsolidated entities	110	125
(Gain on)/impairment of investments in unconsolidated entities, net	—	22
Other	14	1
Changes in assets and liabilities, net of acquisitions	70	128
Net cash provided by operating activities	789	889

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in connection with acquisitions, net of cash acquired	—	(308)
Investments in unconsolidated entities	(35)	(147)
Additions to property, equipment and other	(97)	(245)
Proceeds from sales of assets	21	104
Other investing activities	3	(14)
Net cash used in investing activities	(108)	(610)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under PAA commercial paper program (Note 6)	(410)	(93)
Net borrowings/(repayments) under PAA senior secured hedged inventory facility (Note 6)	(166)	89
Distributions paid to Class A shareholders (Note 7)	(35)	(66)
Distributions paid to noncontrolling interests (Note 7)	(138)	(233)
Other financing activities	63	112
Net cash used in financing activities	(686)	(191)

Effect of translation adjustment	—	(10)

Net increase/(decrease) in cash and cash equivalents and restricted cash	(5)	78
Cash and cash equivalents and restricted cash, beginning of period	63	84
Cash and cash equivalents and restricted cash, end of period	$58	$162

Cash paid for:
Interest, net of amounts capitalized	$65	$65
Income taxes, net of amounts refunded	$24	$51

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(in millions)

	Class A Shareholders	Noncontrolling Interests	Total Partners’ Capital
	(unaudited)
Balance at December 31, 2020	$1,464	$9,726	$11,190
Net income	70	322	392
Distributions (Note 7)	(35)	(150)	(185)
Deferred tax asset	(7)	—	(7)
Other comprehensive income	29	79	108
Contributions from noncontrolling interests	—	1	1
Other	2	(2)	—
Balance at March 31, 2021	$1,523	$9,976	$11,499

	Class A Shareholders	Noncontrolling Interests	Total Partners’ Capital
	(unaudited)
Balance at December 31, 2019	$2,155	$12,330	$14,485
Net loss	(581)	(2,111)	(2,692)
Distributions	(66)	(245)	(311)
Deferred tax asset	20	—	20
Other comprehensive loss	(82)	(245)	(327)
Contributions from noncontrolling interests	—	8	8
Other	11	(8)	3
Balance at March 31, 2020	$1,457	$9,729	$11,186

 The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Basis of Consolidation and Presentation

Organization

Plains GP Holdings, L.P. (“PAGP”) is a Delaware limited partnership formed in 2013 that has elected to be taxed as a corporation for United States federal income tax purposes. PAGP does not directly own any operating assets; as of March 31, 2021, its principal sources of cash flow are derived from an indirect investment in Plains All American Pipeline, L.P. (“PAA”), a publicly traded Delaware limited partnership. As used in this Form 10-Q and unless the context indicates otherwise (taking into account the fact that PAGP has no operating activities apart from those conducted by PAA and its subsidiaries), the terms “Partnership,” “we,” “us,” “our,” “ours” and similar terms refer to PAGP and its subsidiaries.

As of March 31, 2021, PAGP owned (i) a 100% managing member interest in Plains All American GP LLC (“GP LLC”), an entity that has also elected to be taxed as a corporation for United States federal income tax purposes and (ii) an approximate 79% limited partner interest in Plains AAP, L.P. (“AAP”) through our direct ownership of approximately 193.1 million Class A units of AAP (“AAP units”) and indirect ownership of approximately 1.0 million AAP units through GP LLC. GP LLC is a Delaware limited liability company that also holds the non-economic general partner interest in AAP. AAP is a Delaware limited partnership that, as of March 31, 2021, directly owned a limited partner interest in PAA through its ownership of approximately 245.5 million PAA common units (approximately 31% of PAA’s total outstanding common units and Series A preferred units combined). AAP is the sole member of PAA GP LLC (“PAA GP”), a Delaware limited liability company that directly holds the non-economic general partner interest in PAA.

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

Basis of Consolidation and Presentation

The accompanying unaudited condensed consolidated interim financial statements and related notes thereto should be read in conjunction with our 2020 Annual Report on Form 10-K. The accompanying condensed consolidated financial statements include the accounts of PAGP and all of its wholly owned subsidiaries and those entities that it controls. Investments in entities over which we have significant influence but not control are accounted for by the equity method. We apply proportionate consolidation for pipelines and other assets in which we own undivided joint interests. The financial statements have been prepared in accordance with the instructions for interim reporting as set forth by the SEC. All adjustments (consisting only of normal recurring adjustments) that in the opinion of management were necessary for a fair statement of the results for the interim periods have been reflected. All significant intercompany transactions have been eliminated in consolidation, and certain reclassifications have been made to information from previous years to conform to the current presentation.

The condensed consolidated balance sheet data as of December 31, 2020 was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three months ended March 31, 2021 should not be taken as indicative of results to be expected for the entire year.

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

With the exception of a deferred tax asset of $1.408 billion and $1.444 billion as of March 31, 2021 and December 31, 2020, respectively, substantially all assets and liabilities presented on PAGP’s Condensed Consolidated Balance Sheets are those of PAA. Only the assets of each respective VIE can be used to settle the obligations of that individual VIE, and the creditors of each/either of those VIEs do not have recourse against the general credit of PAGP. PAGP did not provide any financial support to PAA or AAP during the three months ended March 31, 2021 or the year ended December 31, 2020. See Note 17 to our Consolidated Financial Statements included in Part IV of our 2020 Annual Report on Form 10-K for information regarding the Omnibus Agreement entered into by the Plains Entities on November 15, 2016.

Subsequent events have been evaluated through the financial statements issuance date and have been included in the following footnotes where applicable.

Note 2—Summary of Significant Accounting Policies

Restricted Cash

Restricted cash includes cash held by us that is unavailable for general use and is comprised of amounts advanced to us by certain equity method investees related to the construction of fixed assets where we serve as construction manager. The following table presents a reconciliation of cash and cash equivalents and restricted cash reported on our Condensed Consolidated Balance Sheets that sum to the total of the amounts shown on our Condensed Consolidated Statements of Cash Flows (in millions):

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$32	$25
Restricted cash	26	38
Total cash and cash equivalents and restricted cash	$58	$63

Property and Equipment

During the first quarter of 2021, we modified the useful lives of certain of our Pipeline and related facilities and Storage, terminal and rail facilities to useful lives of 10 to 50 years from useful lives of 10 to 70 years to reflect current expectations given our future operating and commercial outlook. These depreciable life adjustments will prospectively increase depreciation expense. For the three months ended March 31, 2021, these reductions increased depreciation expense by approximately $18 million, which resulted in a decrease to both basic and diluted net income per Class A share of approximately $0.02 from what it would have been absent the change in useful lives.

Recent Accounting Pronouncements

Except as discussed below and in our 2020 Annual Report on Form 10-K, there have been no new accounting pronouncements that have become effective or have been issued during the three months ended March 31, 2021 that are of significance or potential significance to us.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounting Standards Updates Adopted During the Period

We adopted the ASU listed below effective January 1, 2021 and our adoption did not have a material impact on our financial position, results of operations or cash flows (see Note 2 to our Consolidated Financial Statements included in Part IV of our 2020 Annual Report on Form 10-K for additional information regarding this ASU):

•ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.

Note 3—Revenues and Accounts Receivable

Revenue Recognition

We disaggregate our revenues by segment and type of activity. These categories depict how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. See Note 3 to our Consolidated Financial Statements included in Part IV of our 2020 Annual Report on Form 10-K for additional information regarding our types of revenues and policies for revenue recognition.

The following tables present our Supply and Logistics, Transportation and Facilities segment revenues from contracts with customers disaggregated by type of activity (in millions):

	Three Months Ended March 31,
	2021	2020
Supply and Logistics segment revenues from contracts with customers
Crude oil transactions	$7,711	$7,322
NGL and other transactions	684	428
Total Supply and Logistics segment revenues from contracts with customers	$8,395	$7,750

	Three Months Ended March 31,
	2021	2020
Transportation segment revenues from contracts with customers
Tariff activities:
Crude oil pipelines	$397	$512
NGL pipelines	27	26
Total tariff activities	424	538
Trucking	22	35
Total Transportation segment revenues from contracts with customers	$446	$573

	Three Months Ended March 31,
	2021	2020
Facilities segment revenues from contracts with customers
Crude oil, NGL and other terminalling and storage	$170	$182
NGL and natural gas processing and fractionation	73	109
Rail load / unload	11	14
Total Facilities segment revenues from contracts with customers	$254	$305

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Reconciliation to Total Revenues of Reportable Segments. The following disclosures only include information regarding revenues associated with consolidated entities; revenues from entities accounted for by the equity method are not included. The following tables present the reconciliation of our revenues from contracts with customers (as described above for each segment) to segment revenues and total revenues as disclosed in our Condensed Consolidated Statements of Operations (in millions):

Three Months Ended March 31, 2021	Transportation	Facilities	Supply and Logistics	Total
Revenues from contracts with customers	$446	$254	$8,395	$9,095
Other items in revenues	41	17	(312)	(254)
Total revenues of reportable segments	$487	$271	$8,083	$8,841
Intersegment revenues				(458)
Total revenues				$8,383

Three Months Ended March 31, 2020	Transportation	Facilities	Supply and Logistics	Total
Revenues from contracts with customers	$573	$305	$7,750	$8,628
Other items in revenues	6	8	158	172
Total revenues of reportable segments	$579	$313	$7,908	$8,800
Intersegment revenues				(531)
Total revenues				$8,269

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

Counterparty Deficiencies	Financial Statement Classification	March 31, 2021	December 31, 2020
Billed and collected	Liability	$47	$73
Unbilled (1)	N/A	24	4
Total		$71	$77

(1)Amounts were related to deficiencies for which the counterparties had not met their contractual minimum commitments and are not reflected in our Condensed Consolidated Financial Statements as we had not yet billed or collected such amounts.

Contract Balances. Our contract balances consist of amounts received associated with services or sales for which we have not yet completed the related performance obligation. The following table presents the change in the liability balance associated with contracts with customers (in millions):

Contract Liabilities
Balance at December 31, 2020	$501
Amounts recognized as revenue (1)	(380)
Additions (2)	373
Balance at March 31, 2021	$494

(1)Includes approximately $361 million associated with crude oil sales agreements that were entered into in the fourth quarter of 2020 in conjunction with storage arrangements and future inventory exchanges.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(2)Includes approximately $346 million associated with crude oil sales agreements that were entered into in the first quarter of 2021 in conjunction with storage arrangements and future inventory exchanges. Such amount is expected to be recognized as revenue in the second quarter of 2021.

Remaining Performance Obligations. The information below includes the amount of consideration allocated to partially and wholly unsatisfied remaining performance obligations under contracts that exist as of the end of the periods and the timing of revenue recognition of those remaining performance obligations. Certain contracts meet the requirements for the presentation as remaining performance obligations. These arrangements include a fixed minimum level of service, typically a set volume of service, and do not contain any variability other than expected timing within a limited range. The following table presents the amount of consideration associated with remaining performance obligations for the population of contracts with external customers meeting the presentation requirements as of March 31, 2021 (in millions):

	Remainder of 2021	2022	2023	2024	2025	2026 and Thereafter
Pipeline revenues supported by minimum volume commitments and capacity agreements (1)	$135	$171	$171	$146	$126	$456
Storage, terminalling and throughput agreement revenues	275	302	220	179	116	332
Total	$410	$473	$391	$325	$242	$788

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
•Contracts within the scope of ASC 842, Leases; and
•Contracts within the scope of ASC 815, Derivatives and Hedging.

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

Accounts receivable from the sale of crude oil are generally settled with counterparties on the industry settlement date, which is typically in the month following the month in which the title transfers. Otherwise, we generally invoice customers within 30 days of when the products or services were provided and generally require payment within 30 days of the invoice date. We review all outstanding accounts receivable balances on a monthly basis and record our receivables net of expected credit losses. We do not write-off accounts receivable balances until we have exhausted substantially all collection efforts. At March 31, 2021 and December 31, 2020, substantially all of our trade accounts receivable were less than 30 days past their invoice date. Our expected credit losses are immaterial. Although we consider our credit procedures to be adequate to mitigate any significant credit losses, the actual amount of current and future credit losses could vary significantly from estimated amounts.

The following is a reconciliation of trade accounts receivable from revenues from contracts with customers to total Trade accounts receivable and other receivables, net as presented on our Condensed Consolidated Balance Sheets (in millions):

	March 31, 2021	December 31, 2020
Trade accounts receivable arising from revenues from contracts with customers	$3,140	$2,317
Other trade accounts receivables and other receivables (1)	3,582	2,818
Impact due to contractual rights of offset with counterparties	(3,321)	(2,582)
Trade accounts receivable and other receivables, net	$3,401	$2,553

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

Diluted net income/(loss) per Class A share is determined by dividing net income/(loss) attributable to PAGP by the diluted weighted average number of Class A shares outstanding during the period. For purposes of calculating diluted net income per Class A share, both the net income/(loss) attributable to PAGP and the diluted weighted average number of Class A shares outstanding consider the impact of possible future exchanges of (i) AAP units and the associated Class B shares into our Class A shares and (ii) Class B units of AAP (referred to herein as “AAP Management Units”) into our Class A shares. In addition, the calculation of the diluted weighted average number of Class A shares outstanding considers the effect of potentially dilutive awards under the Plains GP Holdings, L.P. Long-Term Incentive Plan (the “PAGP LTIP”).

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

All AAP Management Units that have satisfied the applicable performance conditions are considered potentially dilutive. Exchanges of potentially dilutive AAP units and AAP Management Units are assumed to have occurred at the beginning of the period and the incremental income attributable to PAGP resulting from the assumed exchanges is representative of the incremental income that would have been attributable to PAGP if the assumed exchanges occurred on that date. See Note 12 to our Consolidated Financial Statements included in Part IV of our 2020 Annual Report on Form 10-K for information regarding exchanges of AAP units and AAP Management Units. PAGP LTIP awards that are deemed to be dilutive are reduced by a hypothetical share repurchase based on the remaining unamortized fair value, as prescribed by the treasury stock method in guidance issued by the FASB. See Note 18 to our Consolidated Financial Statements included in Part IV of our 2020 Annual Report on Form 10-K for information regarding PAGP LTIP awards.

On a weighted-average basis, for the three months ended March 31, 2021 and 2020, the possible exchange of 51 million and 63 million AAP units, respectively, would not have had a dilutive effect on basic net income/(loss) per Class A share. For both the three months ended March 31, 2021 and 2020, the possible exchange of 1 million AAP Management Units would not have had a dilutive effect on basic net income/(loss) per Class A share on a weighted-average basis. For the three months ended March 31, 2021, our PAGP LTIP awards were dilutive; however, there were less than 0.1 million dilutive LTIP awards, which did not change the presentation of diluted weighted average Class A shares outstanding or diluted net income/(loss) per Class A share. For the three months ended March 31, 2020, our PAGP LTIP awards were antidilutive.

The following table sets forth the computation of basic and diluted net income/(loss) per Class A share (in millions, except per share data):

	Three Months Ended March 31,
	2021	2020
Basic and Diluted Net Income/(Loss) per Class A Share
Net income/(loss) attributable to PAGP	$70	$(581)
Basic and diluted weighted average Class A shares outstanding	194	183

Basic and diluted net income/(loss) per Class A share	$0.36	$(3.18)

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 5—Inventory, Linefill and Base Gas and Long-term Inventory

Inventory, linefill and base gas and long-term inventory consisted of the following (barrels and natural gas volumes in thousands and carrying value in millions):

	March 31, 2021				December 31, 2020
	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)
Inventory
Crude oil	8,896	barrels	$373	$41.93	13,450	barrels	$441	$32.79
NGL	4,872	barrels	105	$21.55	12,302	barrels	199	$16.18
Other	N/A		6	N/A	N/A		7	N/A
Inventory subtotal			484				647

Linefill and base gas
Crude oil	14,653	barrels	828	$56.51	14,669	barrels	828	$56.45
NGL	1,650	barrels	45	$27.27	1,640	barrels	44	$26.83
Natural gas	25,576	Mcf	110	$4.30	25,576	Mcf	110	$4.30
Linefill and base gas subtotal			983				982

Long-term inventory
Crude oil	2,669	barrels	154	$57.70	2,499	barrels	111	$44.42
NGL	1,105	barrels	24	$21.72	1,185	barrels	19	$16.03
Long-term inventory subtotal			178				130

Total			$1,645				$1,759

(1)Price per unit of measure is comprised of a weighted average associated with various grades, qualities and locations. Accordingly, these prices may not coincide with any published benchmarks for such products.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 6—Debt

Debt consisted of the following (in millions):

	March 31, 2021	December 31, 2020
SHORT-TERM DEBT
PAA commercial paper notes, bearing a weighted-average interest rate of 0.6% and 0.7%, respectively (1)	$137	$547
PAA senior secured hedged inventory facility, bearing a weighted-average interest rate of 1.2% (1)	—	167
Other	117	117
Total short-term debt	254	831

LONG-TERM DEBT
PAA senior notes, net of unamortized discounts and debt issuance costs of $60 and $62, respectively	9,073	9,071
PAA GO Zone term loans, net of debt issuance costs of $1 and $1, respectively, bearing a weighted-average interest rate of 1.3% and 1.3%, respectively	199	199
Other	66	112
Total long-term debt	9,338	9,382
Total debt (2)	$9,592	$10,213

(1)We classified these commercial paper notes as short-term as of March 31, 2021 and December 31, 2020, respectively, and these credit facility borrowings as short-term as of December 31, 2020, as these notes and borrowings were primarily designated as working capital borrowings, were required to be repaid within one year and were primarily for hedged NGL and crude oil inventory and NYMEX and ICE margin deposits.
(2)PAA’s fixed-rate senior notes had a face value of approximately $9.1 billion at both March 31, 2021 and December 31, 2020. We estimated the aggregate fair value of these notes as of March 31, 2021 and December 31, 2020 to be approximately $9.5 billion and $9.9 billion, respectively. PAA’s fixed-rate senior notes are traded among institutions, and these trades are routinely published by a reporting service. Our determination of fair value is based on reported trading activity near the end of the reporting period. We estimate that the carrying value of outstanding borrowings under PAA’s credit facilities, commercial paper program and GO Zone term loans approximates fair value as interest rates reflect current market rates. The fair value estimates for PAA’s senior notes, credit facilities, commercial paper program and GO Zone term loans are based upon observable market data and are classified in Level 2 of the fair value hierarchy.

Borrowings and Repayments

Total borrowings under the PAA credit facilities and commercial paper program for the three months ended March 31, 2021 and 2020 were approximately $14.2 billion and $9.6 billion, respectively. Total repayments under the PAA credit facilities and commercial paper program were approximately $14.8 billion and $9.6 billion for the three months ended March 31, 2021 and 2020, respectively. The variance in total gross borrowings and repayments is impacted by various business and financial factors including, but not limited to, the timing, average term and method of general partnership borrowing activities.

Letters of Credit

In connection with our supply and logistics activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil, NGL and natural gas. Additionally, we issue letters of credit to support insurance programs, derivative transactions, including hedging-related margin obligations, and construction activities. At March 31, 2021 and December 31, 2020, we had outstanding letters of credit of $130 million and $129 million, respectively.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7—Partners’ Capital and Distributions

Shares Outstanding

The following tables present the activity for our Class A shares, Class B shares and Class C shares:

	Class A Shares	Class B Shares	Class C Shares
Outstanding at December 31, 2020	194,051,436	50,640,192	547,717,762
Conversion of AAP Management Units (1)	—	414,608	—
Exchange Right exercises (1)	46,879	(46,879)	—
Redemption Right exercises (1)	—	(229,931)	229,931
Repurchase of common units by a subsidiary under Common Equity Repurchase Program (2)	—	—	(350,000)
Other	—	—	25,431
Outstanding at March 31, 2021	194,098,315	50,777,990	547,623,124

	Class A Shares	Class B Shares	Class C Shares
Outstanding at December 31, 2019	182,138,592	65,785,702	549,538,139
Conversion of AAP Management Units (1)	—	559,768	—
Exchange Right exercises (1)	2,101,487	(2,101,487)	—
Redemption Right exercises (1)	—	(1,206,599)	1,206,599
Other	—	—	24,431
Outstanding at March 31, 2020	184,240,079	63,037,384	550,769,169

(1)See Note 12 to our Consolidated Financial Statements included in Part IV of our 2020 Annual Report on Form 10-K for information regarding conversions of AAP Management Units, Exchange Rights and Redemption Rights.
(2)Trades for these units were executed in late December 2020, but settled in early January 2021.

Distributions

The following table details distributions to our Class A shareholders paid during or pertaining to the first three months of 2021 (in millions, except per share data):

Distribution Payment Date	Distributions to Class A Shareholders	Distributions per Class A Share
May 14, 2021 (1)	$35	$0.18
February 12, 2021	$35	$0.18

(1)Payable to shareholders of record at the close of business on April 30, 2021 for the period from January 1, 2021 through March 31, 2021.

Consolidated Subsidiaries

Noncontrolling Interests in Subsidiaries

As of March 31, 2021, noncontrolling interests in our subsidiaries consisted of (i) limited partner interests in PAA including a 69% interest in PAA’s common units and PAA’s Series A preferred units combined and 100% of PAA’s Series B preferred units, (ii) an approximate 21% limited partner interest in AAP and (iii) a 33% interest in Red River Pipeline Company LLC (“Red River LLC”).

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
During the three months ended March 31, 2021, we paid distributions of $6 million to noncontrolling interests in Red River Pipeline Company LLC.

Subsidiary Distributions

PAA Series A Preferred Unit Distributions. The following table details distributions to PAA’s Series A preferred unitholders paid during or pertaining to the first three months of 2021 (in millions, except per unit data):

	Series A Preferred Unitholders
Distribution Payment Date	Cash Distribution	Distribution per Unit
May 14, 2021 (1)	$37	$0.525
February 12, 2021	$37	$0.525

(1)Payable to unitholders of record at the close of business on April 30, 2021 for the period from January 1, 2021 through March 31, 2021. At March 31, 2021, such amount was accrued as distributions payable in “Other current liabilities” on our Condensed Consolidated Balance Sheet.

PAA Series B Preferred Unit Distributions. Distributions on PAA’s Series B preferred units are payable semi-annually in arrears on the 15th day of May and November. The following table details distributions to be paid to PAA’s Series B preferred unitholders (in millions, except per unit data):

	Series B Preferred Unitholders
Distribution Payment Date	Cash Distribution	Distribution per Unit
May 17, 2021 (1)	$24.5	$30.625

(1)Payable to unitholders of record at the close of business on May 3, 2021 for the period from November 15, 2020 through May 14, 2021.

At March 31, 2021, approximately $18 million of accrued distributions payable to PAA’s Series B preferred unitholders was included in “Other current liabilities” on our Condensed Consolidated Balance Sheet.

PAA Common Unit Distributions. The following table details distributions to PAA’s common unitholders paid during or pertaining to the first three months of 2021 (in millions, except per unit data):

	Distributions			Cash Distribution per Common Unit
	Common Unitholders		Total Cash Distribution
Distribution Payment Date	Public	AAP
May 14, 2021 (1)	$86	$44	$130	$0.18
February 12, 2021	$86	$44	$130	$0.18

(1)Payable to unitholders of record at the close of business on April 30, 2021 for the period from January 1, 2021 through March 31, 2021.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AAP Distributions. The following table details the distributions to AAP’s partners paid during or pertaining to the first three months of 2021 from distributions received from PAA (in millions):

	Distributions to AAP’s Partners
Distribution Payment Date	Noncontrolling Interests	PAGP	Total Cash Distribution
May 14, 2021 (1)	$9	$35	$44
February 12, 2021	$9	$35	$44

(1)Payable to unitholders of record at the close of business on April 30, 2021 for the period from January 1, 2021 through March 31, 2021.

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

We record all open derivatives on the balance sheet as either assets or liabilities measured at fair value. Changes in the fair value of derivatives are recognized currently in earnings unless specific hedge accounting criteria are met. For derivatives designated as cash flow hedges, changes in fair value are deferred in AOCI and recognized in earnings in the periods during which the underlying hedged transactions are recognized in earnings. Derivatives that are not designated in a hedging relationship for accounting purposes are recognized in earnings each period. Cash settlements associated with our derivative activities are classified within the same category as the related hedged item in our Condensed Consolidated Statements of Cash Flows.

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

At March 31, 2021 and December 31, 2020, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings. Although we may be required to post margin on our exchange-traded derivatives transacted through a clearing brokerage account, as described below, we do not require our non-cleared derivative counterparties to post collateral with us.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Commodity Price Risk Hedging

Our core business activities involve certain commodity price-related risks that we manage in various ways, including through the use of derivative instruments. Our policy is to (i) only purchase inventory for which we have a sales market, (ii) structure our sales contracts so that price fluctuations do not materially affect our operating income and (iii) not acquire and hold material physical inventory or derivatives for the purpose of speculating on commodity price changes. The material commodity-related risks inherent in our business activities can be divided into the following general categories:

Commodity Purchases and Sales — In the normal course of our operations, we purchase and sell commodities. We use derivatives to manage the associated risks and to optimize profits. As of March 31, 2021, net derivative positions related to these activities included:

•A net long position of 9.3 million barrels associated with our crude oil purchases, which was unwound ratably during April 2021 to match monthly average pricing.
•A net short time spread position of 6.5 million barrels, which hedges a portion of our anticipated crude oil lease gathering purchases through June 2022.
•A net crude oil basis spread position of 1.1 million barrels at multiple locations through December 2022. These derivatives allow us to lock in grade basis differentials.
•A net short position of 20.1 million barrels through December 2022 related to anticipated net sales of crude oil and NGL inventory.

Natural Gas Processing/NGL Fractionation — We purchase natural gas for processing and operational needs. Additionally, we purchase NGL mix for fractionation and sell the resulting individual specification products (including ethane, propane, butane and condensate). In conjunction with these activities, we hedge the price risk associated with the purchase of the natural gas and the subsequent sale of the individual specification products. The following table summarizes our open derivative positions utilized to hedge the price risk associated with anticipated purchases and sales related to our natural gas processing and NGL fractionation activities as of March 31, 2021:

Notional Volume
	(Short)/Long	Remaining Tenor
Natural gas purchases	52.5 Bcf	March 2022
Propane sales	(9.6) MMbls	March 2022
Butane sales	(3.0) MMbls	March 2022
Condensate sales (WTI position)	(1.0) MMbls	March 2022
Fuel gas requirements (1)	12.5 Bcf	December 2022
Power supply requirements (1)	0.8 TWh	December 2023

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Our commodity derivatives are not designated in a hedging relationship for accounting purposes; as such, changes in the fair value are reported in earnings. A summary of the impact of our commodity derivatives recognized in earnings as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Supply and Logistics segment revenues	$(314)	$149
Field operating costs	39	1
Net gain/(loss) from commodity derivative activity	$(275)	$150

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

	March 31, 2021	December 31, 2020
Initial margin	$62	$91
Variation margin posted/(returned)	259	290
Letters of credit	(52)	(63)
Net broker receivable/(payable)	$269	$318

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

	March 31, 2021				December 31, 2020
			Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet			Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Commodity Derivatives				Commodity Derivatives
	Assets	Liabilities			Assets	Liabilities
Derivative Assets
Other current assets	$97	$(261)	$269	$105	$71	$(314)	$318	$75
Other long-term assets, net	4	—	—	4	5	—	—	5
Derivative Liabilities
Other current liabilities	3	(156)	—	(153)	9	(40)	—	(31)
Other long-term liabilities and deferred credits	1	(58)	—	(57)	—	(32)	—	(32)
Total	$105	$(475)	$269	$(101)	$85	$(386)	$318	$17

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the terms of our outstanding interest rate derivatives as of March 31, 2021 (notional amounts in millions):

Hedged Transaction	Number and Types of Derivatives Employed	Notional Amount	Expected Termination Date	Average Rate Locked	Accounting Treatment
Anticipated interest payments	8 forward starting swaps (30-year)	$200	6/15/2023	1.38%	Cash flow hedge
Anticipated interest payments	8 forward starting swaps (30-year)	$200	6/14/2024	0.73%	Cash flow hedge

As of March 31, 2021, there was a net loss of $187 million deferred in AOCI. The deferred net loss recorded in AOCI is expected to be reclassified to future earnings contemporaneously with (i) the earnings recognition of the underlying hedged commodity transactions or (ii) interest expense accruals associated with underlying debt instruments. We reclassified losses of $3 million and $2 million during the three months ended March 31, 2021 and 2020, respectively. Of the total net loss deferred in AOCI at March 31, 2021, we expect to reclassify a loss of $13 million to earnings in the next twelve months. We estimate that substantially all of the remaining deferred loss will be reclassified to earnings through 2054 as the underlying hedged transactions impact earnings. A portion of these amounts is based on market prices as of March 31, 2021; thus, actual amounts to be reclassified will differ and could vary materially as a result of changes in market conditions.

The following table summarizes the net unrealized gain/(loss) recognized in AOCI for derivatives (in millions):

	Three Months Ended March 31,
	2021	2020
Interest rate derivatives, net	$68	$(79)

At March 31, 2021, the net fair value of our interest rate hedges, which were included in “Other long-term assets, net” on our Condensed Consolidated Balance Sheet, totaled $114 million. At December 31, 2020, the net fair value of these hedges totaled $46 million and was included in “Other long-term assets, net.”

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

The following table summarizes our open forward exchange contracts as of March 31, 2021 (in millions):

		USD	CAD	Average Exchange Rate USD to CAD
Forward exchange contracts that exchange CAD for USD:
	2021	$167	$210	$1.00 - $1.25

Forward exchange contracts that exchange USD for CAD:
	2021	$227	$285	$1.00 - $1.26

These derivatives are not designated in a hedging relationship for accounting purposes. As such, changes in fair value are recognized in earnings as a component of Supply and Logistics segment revenues. For the three months ended March 31, 2021 and 2020, the amounts recognized in earnings for our currency exchange rate hedges were a gain of $1 million and a loss of $6 million, respectively.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2021, the net fair value of these currency exchange rate hedges, which was included in “Other current assets” on our Condensed Consolidated Balance Sheet, totaled $1 million. At December 31, 2020, the net fair value of these currency exchange rate hedges, which was included in “Other current assets” on our Condensed Consolidated Balance Sheet, totaled $2 million.

Preferred Distribution Rate Reset Option

A derivative feature embedded in a contract that does not meet the definition of a derivative in its entirety must be bifurcated and accounted for separately if the economic characteristics and risks of the embedded derivative are not clearly and closely related to those of the host contract. The Preferred Distribution Rate Reset Option of the PAA Series A preferred units is an embedded derivative that must be bifurcated from the related host contract, the PAA partnership agreement, and recorded at fair value on our Condensed Consolidated Balance Sheets. This embedded derivative is not designated in a hedging relationship for accounting purposes and corresponding changes in fair value are recognized in “Other expense, net” in our Condensed Consolidated Statement of Operations. For the three months ended March 31, 2021 and 2020, we recognized a loss of $67 million and a gain of $26 million, respectively. The fair value of the Preferred Distribution Rate Reset Option, which was included in “Other long-term liabilities and deferred credits” on our Condensed Consolidated Balance Sheets, totaled $81 million and $14 million at March 31, 2021 and December 31, 2020, respectively. See Note 12 to our Consolidated Financial Statements included in Part IV of our 2020 Annual Report on Form 10-K for additional information regarding the Series A preferred units and Preferred Distribution Rate Reset Option.

Recurring Fair Value Measurements

Derivative Financial Assets and Liabilities

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis (in millions):

	Fair Value as of March 31, 2021				Fair Value as of December 31, 2020
Recurring Fair Value Measures (1)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity derivatives	$(241)	$(118)	$(11)	$(370)	$(143)	$(143)	$(15)	$(301)
Interest rate derivatives	—	114	—	114	—	46	—	46
Foreign currency derivatives	—	1	—	1	—	2	—	2
Preferred Distribution Rate Reset Option	—	—	(81)	(81)	—	—	(14)	(14)
Total net derivative asset/(liability)	$(241)	$(3)	$(92)	$(336)	$(143)	$(95)	$(29)	$(267)

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

Rollforward of Level 3 Net Asset/(Liability)

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our derivatives classified as Level 3 (in millions):

	Three Months Ended March 31,
	2021	2020
Beginning Balance	$(29)	$(51)
Net losses for the period included in earnings	(67)	(10)
Settlements	4	—
Ending Balance	$(92)	$(61)

Change in unrealized losses included in earnings relating to Level 3 derivatives still held at the end of the period	$(67)	$(10)

Note 9—Related Party Transactions

See Note 17 to our Consolidated Financial Statements included in Part IV of our 2020 Annual Report on Form 10-K for a complete discussion of related parties, including the determination of our related parties and nature of involvement with such related parties.

During the three months ended March 31, 2021 and 2020, we recognized sales and transportation revenues, purchased petroleum products and utilized transportation and storage services from our related parties. These transactions were conducted at posted tariff rates or prices that we believe approximate market.

The impact to our Condensed Consolidated Statements of Operations from these transactions is included below (in millions):

	Three Months Ended March 31,
	2021	2020
Revenues from related parties (1)	$7	$23

Purchases and related costs from related parties (1)	$90	$129

(1)Crude oil purchases that are part of inventory exchanges under buy/sell transactions are netted with the related sales, with any margin presented in “Purchases and related costs” in our Condensed Consolidated Statements of Operations.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Our receivable and payable amounts with these related parties as reflected on our Condensed Consolidated Balance Sheets were as follows (in millions):

	March 31, 2021	December 31, 2020
Trade accounts receivable and other receivables, net from related parties (1)	$25	$34

Trade accounts payable to related parties (1) (2)	$79	$88

(1)Includes amounts related to crude oil purchases and sales, transportation and storage services and amounts owed to us or advanced to us related to investment capital projects of equity method investees where we serve as construction manager.
(2)We have agreements to store crude oil at facilities and transport crude oil or utilize capacity on pipelines that are owned by equity method investees. A portion of our commitment to transport is supported by crude oil buy/sell or other agreements with third parties with commensurate quantities.

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

At March 31, 2021, our estimated undiscounted reserve for environmental liabilities (including liabilities related to the Line 901 incident, as discussed further below) totaled $160 million, of which $114 million was classified as short-term and $46 million was classified as long-term. At December 31, 2020, our estimated undiscounted reserve for environmental liabilities (including liabilities related to the Line 901 incident) totaled $141 million, of which $94 million was classified as short-term and $47 million was classified as long-term. Such short-term liabilities are reflected in “Trade accounts payable” and “Other current liabilities” and long-term liabilities are reflected in “Other long-term liabilities and deferred credits” on our Condensed Consolidated Balance Sheets. At March 31, 2021, we had recorded receivables totaling $114 million for amounts probable of recovery under insurance and from third parties under indemnification agreements, of which $113 million was classified as short-term and $1 million was classified as long-term. At December 31, 2020, we had recorded $97 million of such receivables, of which $96 million was classified as short-term and $1 million was classified as long-term. Such short- and long-term receivables are reflected in “Trade accounts receivable and other receivables, net” and “Other long-term assets, net,” respectively, on our Condensed Consolidated Balance Sheets.

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As the “responsible party” for the Line 901 incident we are liable for various costs and for certain natural resource damages under the Oil Pollution Act. In this regard, following the Line 901 incident, we entered into a cooperative Natural Resource Damage Assessment (“NRDA”) process with the federal and state agencies designated or authorized by law to act as trustees for the natural resources of the United States and the State of California (collectively, the “Trustees”). Additionally, various government agencies sought to collect civil fines and penalties under applicable state and federal regulations. On March 13, 2020, the United States and the People of the State of California filed a civil complaint against Plains All American Pipeline, L.P. and Plains Pipeline L.P. along with a pre-negotiated settlement agreement in the form of a Consent Decree (the “Consent Decree”) that was signed by the United States Department of Justice, Environmental and Natural Resources Division, the United States Department of Transportation, Pipeline and Hazardous Materials Safety Administration, the EPA, CDFW, the California Department of Parks and Recreation, the California State Lands Commission, the California Department of Forestry and Fire Protection’s Office of the State Fire Marshal, Central Coast Regional Water Quality Control Board, and Regents of the University of California. The Consent Decree was approved and entered by the Federal District Court for the Central District of California on October 14, 2020. Pursuant to the terms of the Consent Decree, Plains paid $24 million in civil penalties and $22.325 million as compensation for injuries to, destruction of, loss of, or loss of use of natural resources resulting from the Line 901 incident. The Consent Decree also contains requirements for implementing certain agreed-upon injunctive relief, as well as requirements for potentially restarting Line 901 and the Sisquoc to Pentland portion of Line 903. The Consent Decree resolved all regulatory claims related to the incident.

Following an investigation and grand jury proceedings, in May of 2016, PAA was charged by a California state grand jury, pursuant to an indictment filed in California Superior Court, Santa Barbara County (the “May 2016 Indictment”), with alleged violations of California law in connection with the Line 901 incident. Fifteen charges from the May 2016 Indictment were the subject of a jury trial in California Superior Court in Santa Barbara County, and the jury returned a verdict on September 7, 2018, pursuant to which we were (i) found guilty on one felony discharge count and eight misdemeanor counts (which included one reporting count, one strict liability discharge count and six strict liability animal takings counts) and (ii) found not guilty on one strict liability animal takings count. The remaining counts were subsequently dismissed by the Court. On April 25, 2019, PAA was sentenced to pay fines and penalties in the aggregate amount of just under $3.35 million for the convictions covered by the September 2018 jury verdict (the “2019 Sentence”). The fines and penalties imposed in connection with the 2019 Sentence have been paid. The only pending matter relating to these proceedings is that the Superior Court indicated that it would conduct further hearings in 2021 on the issue of whether there were any “direct victims” of the spill that are entitled to restitution under applicable law.

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

In addition, four unitholder derivative lawsuits were filed by certain purported investors in PAA against PAGP and certain of PAA’s affiliates, officers and directors. After various claims were either dismissed or consolidated, one proceeding against PAGP remains pending in Delaware Chancery Court. Generally, the plaintiffs claim that PAGP failed to exercise proper oversight over the Partnership’s pipeline integrity efforts. We will vigorously defend the claim. No trial date has been set in this action.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
We have also received several other individual lawsuits and claims from companies, governmental agencies and individuals alleging damages arising out of the Line 901 incident. These lawsuits and claims generally seek restitution, compensatory and punitive damages, and/or injunctive relief. The majority of these lawsuits have been settled or dismissed by the court. Remaining claims include claims for lost revenue or profit asserted by a former oil producer that declared bankruptcy and shut in its offshore production platform following the Line 901 incident, a state agency that received royalties on oil produced from that platform until it was abandoned by its owner, and various companies and individuals who provided labor, goods, or services associated with oil production activities they claim were disrupted following the Line 901 incident. We are vigorously defending these suits. We may be subject to additional claims and lawsuits, which could materially impact the liabilities and costs we currently expect to incur as a result of the Line 901 incident.

Taking the foregoing into account, as of March 31, 2021, we estimate that the aggregate total costs we have incurred or will incur with respect to the Line 901 incident will be approximately $485 million, which estimate includes actual and projected emergency response and clean-up costs, natural resource damage assessments, fines and penalties payable pursuant to the Consent Decree and certain third party claims settlements, as well as estimates for certain legal fees. We accrue such estimates of aggregate total costs to “Field operating costs” in our Condensed Consolidated Statements of Operations. This estimate considers our prior experience in environmental investigation and remediation matters and available data from, and in consultation with, our environmental and other specialists, as well as currently available facts and presently enacted laws and regulations. We have made assumptions for (i) the resolution of certain third party claims and lawsuits, but excluding claims and lawsuits with respect to which losses are not probable and reasonably estimable, and excluding future claims and lawsuits and (ii) the nature, extent and cost of legal services that will be required in connection with all lawsuits, claims and other matters requiring legal or expert advice associated with the Line 901 incident. Our estimate does not include any lost revenue associated with the shutdown of Line 901 or 903 and does not include any liabilities or costs that are not reasonably estimable at this time or that relate to contingencies where we currently regard the likelihood of loss as being only reasonably possible or remote. We believe we have accrued adequate amounts for all probable and reasonably estimable costs; however, this estimate is subject to uncertainties associated with the assumptions that we have made. For example, the amount of time it takes for us to resolve all of the current and future lawsuits and claims that relate to the Line 901 incident could turn out to be significantly longer than we have assumed, and as a result the costs we incur for legal services could be significantly higher than we have estimated. Accordingly, our assumptions and estimates may turn out to be inaccurate and our total costs could turn out to be materially higher; therefore, we can provide no assurance that we will not have to accrue significant additional costs in the future with respect to the Line 901 incident.

As of March 31, 2021, we had a remaining undiscounted gross liability of $105 million related to this event, which is reflected in “Trade accounts payable” and “Other current liabilities” on our Condensed Consolidated Balance Sheet. We maintain insurance coverage, which is subject to certain exclusions and deductibles, in the event of such environmental liabilities. Subject to such exclusions and deductibles, we believe that our coverage is adequate to cover the current estimated total emergency response and clean-up costs, claims settlement costs and remediation costs and we believe that this coverage is also adequate to cover any potential increase in the estimates for these costs that exceed the amounts currently identified. Through March 31, 2021, we had collected, subject to customary reservations, $250 million out of the approximate $360 million of release costs that we believe are probable of recovery from insurance carriers, net of deductibles. Therefore, as of March 31, 2021, we have recognized a receivable of approximately $110 million for the portion of the release costs that we believe is probable of recovery from insurance, net of deductibles and amounts already collected. Such amount is recognized as a current asset in “Trade accounts receivable and other receivables, net” on our Condensed Consolidated Balance Sheet. We have completed the required clean-up and remediation work as determined by the Unified Command and the Unified Command has been dissolved; however, we expect to make payments for additional costs associated with restoration of the impacted areas, as well as legal, professional and regulatory costs during future periods.

Note 11—Operating Segments

We manage our operations through three operating segments: Transportation, Facilities and Supply and Logistics. See Note 3 to our Consolidated Financial Statements included in Part IV of our 2020 Annual Report on Form 10-K for a summary of the types of products and services from which each segment derives its revenues. Our CODM (our Chief Executive Officer) evaluates segment performance based on measures including Segment Adjusted EBITDA (as defined below) and maintenance capital investment.

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

The following tables reflect certain financial data for each segment (in millions):

	Transportation	Facilities	Supply and Logistics	Intersegment Adjustment	Total
Three Months Ended March 31, 2021
Revenues:
External customers (1)	$234	$163	$8,083	$(97)	$8,383
Intersegment (2)	253	108	—	97	458
Total revenues of reportable segments	$487	$271	$8,083	$—	$8,841
Equity earnings in unconsolidated entities	$86	$2	$—		$88
Segment Adjusted EBITDA	$388	$171	$(13)		$546
Maintenance capital	$26	$6	$3		$35

Three Months Ended March 31, 2020
Revenues:
External customers (1)	$297	$175	$7,907	$(110)	$8,269
Intersegment (2)	282	138	1	110	531
Total revenues of reportable segments	$579	$313	$7,908	$—	$8,800
Equity earnings in unconsolidated entities	$108	$2	$—		$110
Segment Adjusted EBITDA	$442	$210	$141		$793
Maintenance capital	$34	$14	$3		$51

(1)Transportation revenues from External customers include tariff revenue from transporting volumes associated with certain inventory exchanges with our customers where our Supply and Logistics segment has transacted the inventory exchange and serves as the shipper on our pipeline systems. See Note 3 to our Consolidated Financial Statements included in Part IV of our 2020 Annual Report on Form 10-K for a discussion of our related accounting policy. We have included an estimate of the revenues from these inventory exchanges in our Transportation segment revenues from External customers presented above and adjusted those revenues out such that Total revenues from External customers reconciles to our Condensed Consolidated Statements of Operations. This presentation is consistent with the information provided to our CODM.
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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Segment Adjusted EBITDA Reconciliation

The following table reconciles Segment Adjusted EBITDA to Net income/(loss) attributable to PAGP (in millions):

	Three Months Ended March 31,
	2021	2020
Segment Adjusted EBITDA	$546	$793
Adjustments: (1)
Depreciation and amortization of unconsolidated entities (2)	(20)	(17)
Gains/(losses) from derivative activities and inventory valuation adjustments (3)	198	(30)
Long-term inventory costing adjustments (4)	41	(115)
Deficiencies under minimum volume commitments, net (5)	32	2
Equity-indexed compensation expense (6)	(5)	(4)
Net gain on foreign currency revaluation (7)	1	13
Significant acquisition-related expenses (8)	—	(3)
Unallocated general and administrative expenses	(1)	(1)
Depreciation and amortization	(178)	(169)
Gains/(losses) on asset sales and asset impairments, net	(2)	(619)
Goodwill impairment losses	—	(2,515)
Gain on/(impairment of) investments in unconsolidated entities, net	—	(22)
Interest expense, net	(107)	(108)
Other expense, net	(60)	(31)
Income/(loss) before tax	445	(2,826)
Income tax (expense)/benefit	(53)	134
Net income/(loss)	392	(2,692)
Net (income)/loss attributable to noncontrolling interests	(322)	2,111
Net income/(loss) attributable to PAGP	$70	$(581)

(1)Represents adjustments utilized by our CODM in the evaluation of segment results.
(2)Includes our proportionate share of the depreciation and amortization of unconsolidated entities.
(3)We use derivative instruments for risk management purposes and our related processes include specific identification of hedging instruments to an underlying hedged transaction. Although we identify an underlying transaction for each derivative instrument we enter into, there may not be an accounting hedge relationship between the instrument and the underlying transaction. In the course of evaluating our results, we identify differences in the timing of earnings from the derivative instruments and the underlying transactions and exclude the related gains and losses in determining Segment Adjusted EBITDA such that the earnings from the derivative instruments and the underlying transactions impact Segment Adjusted EBITDA in the same period. In addition, we exclude gains and losses on derivatives that are related to investing activities, such as the purchase of linefill.
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
(6)Our total equity-indexed compensation expense includes expense associated with awards that will be settled in PAA common units and awards that will be settled in cash. The awards that will be settled in PAA common units are included in PAA’s diluted net income per unit calculation when the applicable performance criteria have been met. We exclude compensation expense associated with these awards in determining Segment Adjusted EBITDA as the dilutive impact of the outstanding awards is included in PAA’s diluted net income per unit calculation, as applicable. The portion of compensation expense associated with awards that will settle in cash is not excluded in determining Segment Adjusted EBITDA. See Note 18 to our Consolidated Financial Statements included in Part IV of our 2020 Annual Report on Form 10-K for a discussion regarding our equity-indexed compensation plans.
(7)During the periods presented, there were fluctuations in the value of CAD to USD, resulting in the realization of foreign exchange gains and losses on the settlement of foreign currency transactions as well as the revaluation of monetary assets and liabilities denominated in a foreign currency. These gains and losses are not integral to our core operating performance and were therefore excluded in determining Segment Adjusted EBITDA. See Note 8 for discussion regarding our currency exchange rate risk hedging activities.
(8)Includes acquisition-related expenses associated with the Felix Midstream LLC acquisition. See Note 7 to our Consolidated Financial Statements included in Part IV of our 2020 Annual Report on Form 10-K for additional discussion.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion is intended to provide investors with an understanding of our financial condition and results of our operations and should be read in conjunction with our historical Consolidated Financial Statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in our 2020 Annual Report on Form 10-K. For more detailed information regarding the basis of presentation for the following financial information, see the Condensed Consolidated Financial Statements and related notes that are contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our discussion and analysis includes the following:

•Executive Summary
•Results of Operations
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Recent Accounting Pronouncements
•Critical Accounting Policies and Estimates
•Forward-Looking Statements

Executive Summary

Company Overview

We are a Delaware limited partnership formed on July 17, 2013 that has elected to be taxed as a corporation for United States federal income tax purposes. As of March 31, 2021, our sole cash-generating assets consisted of (i) a 100% managing member interest in Plains All American GP LLC (“GP LLC”) that has also elected to be taxed as a corporation for United States federal income tax purposes and (ii) an approximate 79% limited partner interest in AAP through our direct ownership of approximately 193.1 million AAP units and indirect ownership of approximately 1.0 million AAP units through GP LLC. GP LLC is a Delaware limited liability company that also holds the non-economic general partner interest in AAP. AAP is a Delaware limited partnership that, as of March 31, 2021, directly owned a limited partner interest in PAA through its ownership of approximately 245.5 million PAA common units (approximately 31% of PAA’s total outstanding common units and Series A preferred units combined). AAP is the sole member of PAA GP LLC (“PAA GP”), a Delaware limited liability company that directly holds the non-economic general partner interest in PAA.

PAA’s business model integrates large-scale supply aggregation capabilities with the ownership and operation of critical midstream infrastructure systems that connect major producing regions to key demand centers and export terminals. As one of the largest midstream service providers in North America, we own an extensive network of pipeline transportation, terminalling, storage and gathering assets in key crude oil and NGL producing basins (including the Permian Basin) and transportation corridors and at major market hubs in the United States and Canada. PAA’s assets and the services it provides are primarily focused on crude oil, NGL and natural gas. PAA’s business activities are conducted through three operating segments: Transportation, Facilities and Supply and Logistics. See “—Results of Operations—Analysis of Operating Segments” for further discussion.

Overview of Operating Results, Capital Investments and Other Significant Activities

During the first three months of 2021, we recognized net income of $392 million as compared to a net loss of $2.692 billion recognized during the first three months of 2020.

The net loss for the 2020 period was primarily driven by goodwill impairment losses of $2.515 billion and was also impacted by non-cash impairment charges of approximately $655 million related to the write-down of certain pipeline and other long-lived assets, certain of our investments in unconsolidated entities, and assets upon classification as held for sale. In addition, we recognized approximately $232 million of inventory valuation adjustments due to declines in commodity prices primarily during the first quarter of 2020.

Our results for the comparative periods were also driven by:

•More favorable results from our Supply and Logistics segment in the current period due to the impact of the mark-to-market of certain derivative instruments and inventory valuation adjustments, long-term inventory costing adjustments and decreased field operating costs, partially offset by less favorable crude oil market conditions and volumes due to decreased production related to the COVID-19 pandemic and lower realized NGL margins;

•Less favorable results from our Transportation segment in the current period due to the impact of lower volumes driven by the COVID-19 pandemic-related reset to North American production, compounded by production shut-ins from the extreme winter weather event that occurred in February of 2021 (“Winter Storm Uri”), which was partially offset by the recognition of revenue associated with minimum volume commitments and lower power costs, including the impact of gains related to hedged power costs resulting from Winter Storm Uri;

•Less favorable results from our Facilities segment in the current period due to the impact of the sale of assets in 2020 and a benefit in the 2020 comparative period from the receipt of a deficiency payment, partially offset by increased margins from our natural gas storage operations due to favorable impacts from hub activities related to Winter Storm Uri and lower field operating costs;

•A loss of $67 million in the current period from the mark-to-market of PAA’s Preferred Distribution Rate Reset Option compared to a gain of $26 million in the 2020 period recognized in “Other expense, net,” partially offset by favorable foreign currency impacts of $7 million in the current period compared to unfavorable foreign currency impacts of $59 million in the 2020 period;

•A gain of $21 million recognized in the 2020 period related to the sale of a portion of our interest in Saddlehorn Pipeline Company, LLC in February 2020; and

•The unfavorable income tax impact of higher income attributable to PAGP in the current period as a result of higher earnings at PAA.

See further discussion of our operating results in the “—Results of Operations—Analysis of Operating Segments” and “—Other Income and Expenses” sections below.

We invested $85 million in midstream infrastructure projects during the three months ended March 31, 2021, which primarily related to projects under development in the Permian Basin.

We paid cash distributions of approximately $173 million to our Class A shareholders and noncontrolling interests during the three months ended March 31, 2021.

Results of Operations

The following table sets forth an overview of our consolidated financial results calculated in accordance with GAAP (in millions, except per share data):

	Three Months Ended March 31,		Variance
	2021	2020	$	%
Transportation Segment Adjusted EBITDA (1)	$388	$442	$(54)	(12)%
Facilities Segment Adjusted EBITDA (1)	171	210	(39)	(19)%
Supply and Logistics Segment Adjusted EBITDA (1)	(13)	141	(154)	(109)%
Adjustments:
Depreciation and amortization of unconsolidated entities	(20)	(17)	(3)	(18)%
Selected items impacting comparability - Segment Adjusted EBITDA	267	(137)	404	**
Unallocated general and administrative expenses	(1)	(1)	—	—%
Depreciation and amortization	(178)	(169)	(9)	(5)%
Gains/(losses) on asset sales and asset impairments, net	(2)	(619)	617	100%
Goodwill impairment losses	—	(2,515)	2,515	100%
Gain on/(impairment of) investments in unconsolidated entities, net	—	(22)	22	100%
Interest expense, net	(107)	(108)	1	1%
Other expense, net	(60)	(31)	(29)	(94)%
Income tax (expense)/benefit	(53)	134	(187)	(140)%
Net income/(loss)	392	(2,692)	3,084	115%
Net (income)/loss attributable to noncontrolling interests	(322)	2,111	(2,433)	(115)%
Net income/(loss) attributable to PAGP	$70	$(581)	$651	112%

Basic and diluted net income/(loss) per Class A share	$0.36	$(3.18)	$3.54	111%
Basic and diluted weighted average Class A shares outstanding	194	183	11	6%

**    Indicates that variance as a percentage is not meaningful.
(1)Segment Adjusted EBITDA is the measure of segment performance that is utilized by our CODM to assess performance and allocate resources among our operating segments. This measure is adjusted for certain items, including those that our CODM believes impact comparability of results across periods. See Note 11 to our Condensed Consolidated Financial Statements for additional discussion of such adjustments.

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

The following table sets forth the reconciliation of the non-GAAP financial performance measure Adjusted EBITDA from Net Income/(Loss) (in millions):

	Three Months Ended March 31,		Variance
	2021	2020	$	%
Net income/(loss)	$392	$(2,692)	$3,084	115%
Add/(Subtract):
Interest expense, net	107	108	(1)	(1)%
Income tax expense/(benefit)	53	(134)	187	140%
Depreciation and amortization	178	169	9	5%
(Gains)/losses on asset sales and asset impairments, net	2	619	(617)	(100)%
Goodwill impairment losses	—	2,515	(2,515)	(100)%
(Gain on)/impairment of investments in unconsolidated entities, net	—	22	(22)	(100)%
Depreciation and amortization of unconsolidated entities (1)	20	17	3	18%
Selected Items Impacting Comparability:
(Gains)/losses from derivative activities and inventory valuation adjustments	(198)	30	(228)	**
Long-term inventory costing adjustments	(41)	115	(156)	**
Deficiencies under minimum volume commitments, net	(32)	(2)	(30)	**
Equity-indexed compensation expense	5	4	1	**
Net gain on foreign currency revaluation	(1)	(13)	12	**
Significant acquisition-related expenses	—	3	(3)	**
Selected Items Impacting Comparability - Segment Adjusted EBITDA (2)	(267)	137	(404)	**
(Gains)/losses from derivative activities (3)	67	(26)	93	**
Net (gain)/loss on foreign currency revaluation (4)	(7)	59	(66)	**
Selected Items Impacting Comparability - Adjusted EBITDA (5)	(207)	170	(377)	**
Adjusted EBITDA (5)	$545	$794	$(249)	(31)%

**    Indicates that variance as a percentage is not meaningful.
(1)We exclude our proportionate share of the depreciation and amortization expense of such unconsolidated entities when reviewing Adjusted EBITDA, similar to our consolidated assets.
(2)For a more detailed discussion of these selected items impacting comparability, see the footnotes to the Segment Adjusted EBITDA Reconciliation table in Note 11 to our Condensed Consolidated Financial Statements.
(3)The Preferred Distribution Rate Reset Option of PAA’s Series A preferred units is accounted for as an embedded derivative and recorded at fair value in our Condensed Consolidated Financial Statements. The associated gains and losses are not integral to our results and were thus classified as a selected item impacting comparability. See Note 8 to our Condensed Consolidated Financial Statements for additional information regarding the Preferred Distribution Rate Reset Option.
(4)During the periods presented, there were fluctuations in the value of the Canadian dollar (“CAD”) to the U.S. dollar (“USD”), resulting in the realization of foreign exchange gains and losses on the settlement of foreign currency transactions as well as the revaluation of monetary assets and liabilities denominated in a foreign currency. The associated gains and losses are not integral to our results and were thus classified as a selected item impacting comparability.
(5)Other expense, net per our Condensed Consolidated Statements of Operations, adjusted for selected items impacting comparability (“Adjusted Other income/(expense), net”) is included in Adjusted EBITDA and excluded from Segment Adjusted EBITDA.

Analysis of Operating Segments

We manage our operations through three operating segments: Transportation, Facilities and Supply and Logistics. Our CODM (our Chief Executive Officer) evaluates segment performance based on a variety of measures including Segment Adjusted EBITDA, segment volumes, Segment Adjusted EBITDA per barrel and maintenance capital investment.

We define Segment Adjusted EBITDA as revenues and equity earnings in unconsolidated entities less (a) purchases and related costs, (b) field operating costs and (c) segment general and administrative expenses, plus our proportionate share of the depreciation and amortization expense of unconsolidated entities, and further adjusted for certain selected items including (i) the mark-to-market of derivative instruments that are related to underlying activities in another period (or the reversal of such adjustments from a prior period), gains and losses on derivatives that are related to investing activities (such as the purchase of linefill) and inventory valuation adjustments, as applicable, (ii) long-term inventory costing adjustments, (iii) charges for obligations that are expected to be settled with the issuance of equity instruments, (iv) amounts related to deficiencies associated with minimum volume commitments, net of applicable amounts subsequently recognized into revenue and (v) other items that our CODM believes are integral to understanding our core segment operating performance. See Note 11 to our Condensed Consolidated Financial Statements for a reconciliation of Segment Adjusted EBITDA to Net income/(loss) attributable to PAGP.

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

The following tables set forth our operating results from our Transportation segment:

Operating Results (1)	Three Months Ended March 31,		Variance
(in millions, except per barrel data)	2021	2020	$	%
Revenues	$487	$579	$(92)	(16)%
Purchases and related costs	(46)	(79)	33	42%
Field operating costs	(105)	(162)	57	35%
Segment general and administrative expenses (2)	(26)	(28)	2	7%
Equity earnings in unconsolidated entities	86	108	(22)	(20)%

Adjustments: (3)
Depreciation and amortization of unconsolidated entities	19	17	2	12%
Losses from derivative activities and inventory valuation adjustments	—	6	(6)	**
Deficiencies under minimum volume commitments, net	(30)	(4)	(26)	**
Equity-indexed compensation expense	3	2	1	**
Significant acquisition-related expenses	—	3	(3)	**
Segment Adjusted EBITDA	$388	$442	$(54)	(12)%
Maintenance capital	$26	$34	$(8)	(24)%
Segment Adjusted EBITDA per barrel	$0.76	$0.67	$0.09	13%

Average Daily Volumes	Three Months Ended March 31,		Variance
(in thousands of barrels per day) (4)	2021	2020	Volumes	%
Tariff activities volumes
Crude oil pipelines (by region):
Permian Basin (5)	3,753	5,165	(1,412)	(27)%
South Texas / Eagle Ford (5)	320	458	(138)	(30)%
Central (5)	373	404	(31)	(8)%
Gulf Coast	145	144	1	1%
Rocky Mountain (5)	287	273	14	5%
Western	237	203	34	17%
Canada	315	327	(12)	(4)%
Crude oil pipelines	5,430	6,974	(1,544)	(22)%
NGL pipelines	183	187	(4)	(2)%
Tariff activities total volumes	5,613	7,161	(1,548)	(22)%
Trucking volumes	68	94	(26)	(28)%
Transportation segment total volumes	5,681	7,255	(1,574)	(22)%

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
(3)Represents adjustments included in the performance measure utilized by our CODM in the evaluation of segment results. See Note 11 to our Condensed Consolidated Financial Statements for additional discussion of such adjustments.
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

 Revenues, Purchases and Related Costs, Equity Earnings in Unconsolidated Entities and Volumes. The following table presents variances in revenues, purchases and related costs and equity earnings in unconsolidated entities by region:

	Favorable/(Unfavorable) Variance Three Months Ended March 31, 2021-2020
(in millions)	Revenues	Purchases and Related Costs	Equity Earnings
Permian Basin region	$(53)	$23	$(6)
South Texas / Eagle Ford region	(7)	—	(9)
Rocky Mountain region	4	—	(6)
Other regions, NGL pipelines, trucking and pipeline loss allowance revenue	(36)	10	(1)
Total variance	$(92)	$33	$(22)

•Permian Basin region. Revenues, net of purchases and related costs, (“net revenues”) and equity earnings decreased by $30 million and $6 million, respectively, for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to lower volumes of crude oil produced in the Permian Basin, driven by the COVID-19 pandemic-related reset to production and compounded by shut-ins from Winter Storm Uri. Such unfavorable impacts were partially offset by the recognition of revenue associated with minimum volume commitments and further for our pipelines reported as equity earnings, lower power costs from Winter Storm Uri. The recognition of previously deferred revenue associated with minimum volume commitments is reflected as an “Adjustment” in the table above as discussed further below under “—Adjustments: Deficiencies under minimum volume commitments, net.”

•South Texas / Eagle Ford region. Revenues decreased for the three months ended March 31, 2021 compared to the same period in 2020 due to lower production, including curtailments from Winter Storm Uri.

Equity earnings from our 50% interest in Eagle Ford Pipeline LLC decreased for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 due to a combination of lower joint tariff volumes from the Permian Basin via our Cactus I pipeline, and to a lesser extent, lower regional receipts, partially offset by the recognition of previously deferred revenue associated with minimum volume commitments. The recognition of such revenue is reflected as an “Adjustment” in the table above as discussed further below under “—Adjustments: Deficiencies under minimum volume commitments, net.”

•Rocky Mountain region. Equity earnings decreased for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to the absence of higher-tariff volume commitments in the current period on the White Cliffs pipeline.

•Other regions, NGL pipelines, trucking and pipeline loss allowance revenue. The decrease in other revenues, net of purchases and related costs, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to lower pipeline loss allowance revenue in 2021 primarily due to lower volumes. Additionally, certain of our Canadian crude oil pipelines and related system assets were unfavorably impacted by a decrease in intersegment fees to reflect lower utilization and market rates, which had an offsetting favorable impact on our Supply and Logistics segment.

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

For the three months ended March 31, 2021 and 2020, the recognition of previously deferred revenue exceeded amounts billed to counterparties associated with deficiencies under minimum volume commitments.

Field Operating Costs. The decrease in field operating costs for the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to (i) lower power costs, including the impact of gains related to hedged power costs resulting from Winter Storm Uri and (ii) streamlining efforts which have resulted in decreases in variable costs and maintenance and integrity management costs.

Maintenance Capital. Maintenance capital consists of capital expenditures for the replacement and/or refurbishment of partially or fully depreciated assets in order to maintain the operating and/or earnings capacity of our existing assets. The decrease in maintenance capital spending for the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to timing changes, the completion of multi-year reliability improvement programs and application of updated regulatory guidance, among other factors.

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

The following tables set forth our operating results from our Facilities segment:

Operating Results (1)	Three Months Ended March 31,		Variance
(in millions, except per barrel data)	2021	2020	$	%
Revenues	$271	$313	$(42)	(13)%
Purchases and related costs	(4)	(2)	(2)	(100)%
Field operating costs	(77)	(88)	11	13%
Segment general and administrative expenses (2)	(20)	(19)	(1)	(5)%
Equity earnings in unconsolidated entities	2	2	—	—%

Adjustments: (3)
Depreciation and amortization of unconsolidated entities	1	—	1	**
(Gains)/losses from derivative activities	(1)	1	(2)	**
Deficiencies under minimum volume commitments, net	(2)	2	(4)	**
Equity-indexed compensation expense	1	1	—	**
Segment Adjusted EBITDA	$171	$210	$(39)	(19)%
Maintenance capital	$6	$14	$(8)	(57)%
Segment Adjusted EBITDA per barrel	$0.49	$0.55	$(0.06)	(11)%

	Three Months Ended March 31,		Variance
Volumes (4)	2021	2020	Volumes	%
Liquids storage (average monthly capacity in millions of barrels) (5)	100	111	(11)	(10)%
Natural gas storage (average monthly working capacity in billions of cubic feet)	68	63	5	8%
NGL fractionation (average volumes in thousands of barrels per day)	144	154	(10)	(6)%
Facilities segment total volumes (average monthly volumes in millions of barrels) (6)	115	127	(12)	(9)%

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
(3)Represents adjustments included in the performance measure utilized by our CODM in the evaluation of segment results. See Note 11 to our Condensed Consolidated Financial Statements for additional discussion of such adjustments.
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

Revenues, Purchases and Related Costs and Volumes. Variances in revenues and average monthly volumes were primarily driven by the following:

•NGL Operations. Revenues from our NGL operations decreased by $41 million for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to (i) lower intersegment facility fee revenues due to rate decreases at certain of our storage, fractionation and processing facilities to reflect lower utilization and market rates, which had an offsetting favorable impact on our Supply and Logistics segment, (ii) a benefit in the 2020 comparative period from the receipt of a deficiency payment of approximately $20 million upon the expiration of a multi-year contract and (iii) the sale of certain NGL terminals in the second quarter of 2020. Such unfavorable impacts were partially offset by gains at certain of our fractionation facilities and favorable foreign exchange impacts of approximately $6 million.

•Crude Oil Storage. Revenues from our crude oil storage operations decreased by $15 million for the three months ended March 31, 2021 compared to three months ended March 31, 2020 primarily due to the sale of our Los Angeles Basin terminals in October of 2020.

•Natural Gas Storage. Revenues, net of purchases and related costs, from our natural gas storage operations increased by $17 million for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to increased margins from hub activities related to Winter Storm Uri.

Field Operating Costs. The decrease in field operating costs for the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to (i) the sale of our Los Angeles Basin terminals and certain NGL terminals, (ii) streamlining efforts which have resulted in decreases in variable costs and maintenance and integrity management costs and (iii) reduced activity at our rail terminals.

Maintenance Capital. The decrease in maintenance capital spending for the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to timing changes, the impact of asset sales, the completion of multi-year reliability improvement programs and application of updated regulatory guidance, among other factors.

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

The following tables set forth our operating results from our Supply and Logistics segment:

Operating Results (1)	Three Months Ended March 31,		Variance
(in millions, except per barrel data)	2021	2020	$	%
Revenues	$8,083	$7,908	$175	2%
Purchases and related costs	(7,796)	(7,813)	17	—%
Field operating costs	(41)	(58)	17	29%
Segment general and administrative expenses (2)	(21)	(22)	1	5%

Adjustments: (3)
(Gains)/losses from derivative activities and inventory valuation adjustments	(197)	23	(220)	**
Long-term inventory costing adjustments	(41)	115	(156)	**
Equity-indexed compensation expense	1	1	—	**
Net gain on foreign currency revaluation	(1)	(13)	12	**
Segment Adjusted EBITDA	$(13)	$141	$(154)	(109)%
Maintenance capital	$3	$3	$—	—%
Segment Adjusted EBITDA per barrel	$(0.11)	$1.00	$(1.11)	(111)%

Average Daily Volumes (4)	Three Months Ended March 31,		Variance
(in thousands of barrels per day)	2021	2020	Volumes	%
Crude oil lease gathering purchases	1,174	1,318	(144)	(11)%
NGL sales	220	220	—	—%
Supply and Logistics segment total volumes	1,394	1,538	(144)	(9)%

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
(3)Represents adjustments included in the performance measure utilized by our CODM in the evaluation of segment results. See Note 11 to our Condensed Consolidated Financial Statements for additional discussion of such adjustments.
(4)Average daily volumes are calculated as the total volumes for the period divided by the number of days in the period.

The following table presents the range of the NYMEX WTI benchmark price of crude oil (in dollars per barrel):

	NYMEX WTI Crude Oil Price
	Low	High
Three Months Ended March 31, 2021	$48	$66
Three Months Ended March 31, 2020	$14	$63

Our crude oil and NGL supply, logistics and distribution operations are not directly affected by the absolute level of prices. Because the commodities that we buy and sell are generally indexed to the same pricing indices for both sales and purchases, revenues and costs related to purchases will fluctuate with market prices. However, the margins related to those sales and purchases will not necessarily have a corresponding increase or decrease. Additionally, net revenues are impacted by net gains and losses from certain derivative activities and inventory valuation and costing adjustments.

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

Segment Adjusted EBITDA and Volumes. The following summarizes the significant items impacting our Supply and Logistics Segment Adjusted EBITDA:

•Crude Oil Operations. Net revenues from our crude oil operations decreased for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to less favorable market conditions and lower volumes as a result of decreased production related to the COVID-19 pandemic.

•NGL Operations. Net revenues from our NGL operations decreased for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to lower realized margins on our NGL sales activities, partially offset by a decrease in intersegment fees to reflect lower utilization and market rates, which had an offsetting unfavorable impact on our Facilities and Transportation segments.

•Impact from Certain Derivative Activities and Inventory Valuation Adjustments. The impact from certain derivative activities on our net revenues includes mark-to-market and other gains and losses resulting from certain derivative instruments that are related to underlying activities in another period (or the reversal of mark-to-market gains and losses from a prior period), losses on derivatives that are related to investing activities (such as the purchase of linefill) and inventory valuation adjustments, as applicable. See Note 8 to our Condensed Consolidated Financial Statements for a comprehensive discussion regarding our derivatives and risk management activities. These gains and losses impact our net revenues but are excluded from Segment Adjusted EBITDA and thus are reflected as an “Adjustment” in the table above.

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

•Foreign Exchange Impacts. Our net revenues are impacted by fluctuations in the value of CAD to USD, resulting in the realization of foreign exchange gains and losses on the settlement of foreign currency transactions as well as the revaluation of monetary assets and liabilities denominated in a foreign currency within our Canadian operations. These gains and losses impact our net revenues but are excluded from Segment Adjusted EBITDA and thus are reflected as an “Adjustment” in the table above.

•Field Operating Costs. The decrease in field operating costs for the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to lower trucking costs from a combination of decreased production related to the COVID-19 pandemic and more supply connected to pipelines resulting in lower trucking activity in the 2021 period.

Other Income and Expenses

Depreciation and Amortization

Depreciation and amortization expense increased for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 largely driven by a reduction in the useful lives of certain assets. See Note 2 to our Condensed Consolidated Financial Statements for additional information.

Gains/(Losses) on Asset Sales and Asset Impairments, Net

The net loss on asset sales and asset impairments for the three months ended March 31, 2020 was largely driven by (i) non-cash impairment losses of approximately $446 million related to the write-down of certain pipeline and other long-lived assets due to macroeconomic and geopolitical conditions including the collapse of oil prices driven by both the decrease in demand caused by the COVID-19 pandemic and excess supply, as well as changing market conditions and expected lower crude oil production in certain regions, and (ii) approximately $167 million of impairment losses recognized on assets upon classification as held for sale during the quarter, which were subsequently sold.

Goodwill Impairment Losses

During the first quarter of 2020, we recognized a goodwill impairment charge of $2.515 billion, representing the entire balance of goodwill.

Gain on/(Impairment of) Investments in Unconsolidated Entities, Net

During the three months ended March 31, 2020, we recognized losses of $43 million related to the write-down of certain of our investments in unconsolidated entities. Additionally, during the three months ended March 31, 2020, we recognized a gain of $21 million related to our sale of a 10% interest in Saddlehorn Pipeline Company, LLC.

Other Expense, Net

The following table summarizes the components impacting Other expense, net (in millions):

	Three Months Ended March 31,
	2021	2020
Gain/(loss) related to mark-to-market adjustment of the Preferred Distribution Rate Reset Option (1)	$(67)	$26
Net gain/(loss) on foreign currency revaluation (2)	7	(59)
Other	—	2
	$(60)	$(31)

(1)See Note 8 to our Condensed Consolidated Financial Statements for additional information.
(2)The activity during the periods presented was primarily related to the impact from the change in the United States dollar to Canadian dollar exchange rate on the portion of our intercompany net investment that is not long-term in nature.

Income Tax (Expense)/Benefit

The income tax expense for the three months ended March 31, 2021 compared to the income tax benefit for the three months ended March 31, 2020 was primarily due to the impact of higher earnings at PAA on income attributable to PAGP.

Liquidity and Capital Resources

General

On a consolidated basis, our primary sources of liquidity are (i) cash flow from operating activities and (ii) borrowings under PAA’s credit facilities or the PAA commercial paper program. In addition, we may supplement these primary sources of liquidity with proceeds from our divestiture program and in the past we have utilized funds received from sales of equity and debt securities. Our primary cash requirements include, but are not limited to, (i) ordinary course of business uses, such as the payment of amounts related to the purchase of crude oil, NGL and other products, other expenses and interest payments on outstanding debt, (ii) investment and maintenance capital activities, (iii) acquisitions of assets or businesses, (iv) repayment of principal on long-term debt and (v) distributions to our Class A shareholders and noncontrolling interests. In addition, we may use cash for repurchases of common equity. We generally expect to fund our short-term cash requirements through cash flow generated from operating activities and/or borrowings under the PAA commercial paper program or PAA’s credit facilities. In addition, we generally expect to fund our long-term needs, such as those resulting from investment capital activities or acquisitions and refinancing long-term debt, through a variety of sources (either separately or in combination), which may include the sources mentioned above as funding for short-term needs and/or the issuance of additional equity or debt securities and the sale of assets.

As of March 31, 2021, although we had a working capital deficit of $253 million, we had approximately $2.8 billion of liquidity available to meet our ongoing operating, investing and financing needs, subject to continued covenant compliance, as noted below (in millions):

As of March 31, 2021
Availability under PAA senior unsecured revolving credit facility (1) (2)	$1,507
Availability under PAA senior secured hedged inventory facility (1) (2)	1,363
Amounts outstanding under PAA commercial paper program	(137)
Subtotal	2,733
Cash and cash equivalents	32
Total	$2,765

(1)Represents availability prior to giving effect to borrowings outstanding under the PAA commercial paper program, which reduce available capacity under the facilities.
(2)Available capacity under the PAA senior unsecured revolving credit facility and the PAA senior secured hedged inventory facility was reduced by outstanding letters of credit of $93 million and $37 million, respectively.

Usage of PAA’s credit facilities, and, in turn, its commercial paper program, is subject to ongoing compliance with covenants. The credit agreements for PAA’s revolving credit facilities (which impact PAA’s ability to access its commercial paper program because they provide the financial backstop that supports its short-term credit ratings) and its term loans and the indentures governing its senior notes contain cross-default provisions. A default under PAA’s credit agreements or indentures would permit the lenders to accelerate the maturity of the outstanding debt. Additionally, lack of compliance with the provisions in PAA’s credit agreements may restrict its ability to make distributions of available cash. PAA was in compliance with the covenants contained in its credit agreements and indentures as of March 31, 2021.

We believe that we have, and will continue to have, the ability to access the PAA commercial paper program and credit facilities, which we use to meet our short-term cash needs. We believe that our financial position remains strong and we have sufficient liquid assets, cash flow from operating activities and borrowing capacity under the credit agreements to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures. We are, however, subject to business and operational risks that could adversely affect our cash flow, including extended disruptions in the financial markets and/or energy price volatility resulting from current macroeconomic and geopolitical conditions associated with the COVID-19 pandemic and/or actions by Organization of Petroleum Exporting Countries (“OPEC”). A prolonged material decrease in our cash flows would likely produce an adverse effect on our borrowing capacity and cost of borrowing. Our borrowing capacity and borrowing costs are also impacted by PAA’s credit rating. See Item 1A. “Risk Factors” included in our 2020 Annual Report on Form 10-K for further discussion regarding risks that may impact our liquidity and capital resources.

Cash Flow from Operating Activities

For a comprehensive discussion of the primary drivers of cash flow from operating activities, including the impact of varying market conditions and the timing of settlement of our derivatives, see Item 7. “Liquidity and Capital Resources—Cash Flow from Operating Activities” included in our 2020 Annual Report on Form 10-K.

Net cash provided by operating activities for the first three months of 2021 and 2020 was $789 million and $889 million, respectively, and primarily resulted from earnings from our operations. Additionally, as discussed further below, changes during these periods in our inventory levels and associated margin balances required as part of our hedging activities impacted our cash flow from operating activities.

During the three months ended March 31, 2021, our cash provided by operating activities was positively impacted by working capital changes, including decreases in the volume of inventory that we held, primarily due to the sale of crude oil inventory that had been stored during the contango market and the sale of NGL inventory related to demand for heating during the winter season. The net proceeds from the liquidation of such inventory were used to repay borrowings under PAA’s commercial paper program and credit facilities.

During the three months ended March 31, 2020, our cash provided by operating activities was positively impacted by decreases in the volume of inventory that we held, primarily due to the sale of NGL and crude oil inventory. The favorable effects from the liquidation of such inventory were partially offset by the timing of revenue recognized during the period for which cash was received in prior periods.

Investing Activities

Capital Expenditures

In addition to our operating needs, we also use cash for our investment capital projects, maintenance capital activities and acquisition activities. We fund these expenditures with cash generated by operating activities, financing activities and/or proceeds from our divestiture program. In the near term, we do not plan to issue common equity to fund such expenditures. The following table summarizes our investment, maintenance and acquisition capital expenditures (in millions):

	Three Months Ended March 31,
	2021	2020
Investment capital (1) (2)	$85	$352
Maintenance capital (1)	35	51
Acquisition capital (3)	—	308
	$120	$711

(1)Capital expenditures made to expand the existing operating and/or earnings capacity of our assets are classified as “Investment capital.” Capital expenditures for the replacement and/or refurbishment of partially or fully depreciated assets in order to maintain the operating and/or earnings capacity of our existing assets are classified as “Maintenance capital.”
(2)Includes contributions to unconsolidated entities, accounted for under the equity method of accounting, related to investment capital projects by such entities.
(3)Acquisition capital for 2020 primarily includes a crude oil gathering system located in the Delaware Basin.

2021 Investment and Maintenance Capital. Total projected investment capital for the year ended December 31, 2021 is $375 million, a majority of which will be invested in our fee-based Transportation and Facilities segments. Additionally, maintenance capital for the full year of 2021 is projected to be $180 million. We expect to fund our 2021 investment and maintenance capital expenditures with retained cash flow and proceeds from assets sold as part of our divestiture program.

Divestitures

We continue to evaluate potential sales of non-core assets and/or sales of partial interests in assets to strategic joint venture partners. We are targeting to complete $750 million of asset sales for the full year of 2021. The following table summarizes the proceeds received during the first three months of 2021 and 2020 from sales of assets, which were previously reported in our Transportation and Facilities segments (in millions):

	Three Months Ended March 31,
	2021	2020
Proceeds from divestitures	$21	$104

Proceeds from divestitures were used to fund our investment capital projects and reduce debt levels.

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

We typically do not announce a transaction until after we have executed a definitive agreement. However, in certain cases in order to protect our business interests or for other reasons, we may defer public announcement of a transaction until closing or a later date. Past experience has demonstrated that discussions and negotiations regarding a potential transaction can advance or terminate in a short period of time. Moreover, the closing of any transaction for which we have entered into a definitive agreement may be subject to customary and other closing conditions, which may not ultimately be satisfied or waived. Accordingly, we can give no assurance that our current or future efforts with respect to any such transactions will be successful, and we can provide no assurance that our financial expectations with respect to such transactions will ultimately be realized. See Item 1A. “Risk Factors—Risks Related to PAA’s Business—Divestitures, joint ventures, joint ownership arrangements and acquisitions involve risks that may adversely affect our business” included in our 2020 Annual Report on Form 10-K.

Financing Activities

Our financing activities primarily relate to funding investment capital projects, acquisitions and refinancing of our debt maturities, as well as short-term working capital (including borrowings for NYMEX and ICE margin deposits) and hedged inventory borrowings related to our NGL business and contango market activities.

Borrowings and Repayments Under Credit Arrangements

During the three months ended March 31, 2021, we had net repayments on the PAA credit facilities and commercial paper program of $576 million. The net repayments resulted primarily from cash flow from operating activities and proceeds from asset sales, which offset borrowings during the period related to funding needs for capital investments, inventory purchases and other general partnership purposes.

During the three months ended March 31, 2020, we had net repayments on the PAA credit facilities and commercial paper program of $4 million. The net repayments resulted primarily from cash flow from operating activities and proceeds from asset sales, which offset borrowings during the period related to funding needs for capital investments, inventory purchases and other general partnership purposes.

Registration Statements

PAGP Registration Statements. We have filed with the SEC a shelf registration statement that, subject to effectiveness at the time of use, allows us to issue, in the aggregate, up to a specified amount of equity securities (the “PAGP Traditional Shelf”), under which we had approximately $939 million of unsold securities available at March 31, 2021. We also have access to a shelf registration statement (the “PAGP WKSI Shelf”), which provides us with the ability to offer and sell an unlimited amount of equity securities, subject to market conditions and capital needs. We did not conduct any offerings under the PAGP Traditional Shelf or the PAGP WKSI Shelf during the three months ended March 31, 2021.

PAA Registration Statements. PAA periodically accesses the capital markets for both equity and debt financing. PAA has filed with the SEC a universal shelf registration statement that, subject to effectiveness at the time of use, allows PAA to issue, in the aggregate, up to a specified amount of debt or equity securities (the “PAA Traditional Shelf”), under which PAA had approximately $1.1 billion of unsold securities available at March 31, 2021. PAA also has access to a universal shelf registration statement (the “PAA WKSI Shelf”), which provides it with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and capital needs. PAA did not conduct any offerings under the PAA Traditional Shelf or the PAA WKSI Shelf during the three months ended March 31, 2021.

Distributions to Our Class A Shareholders

Distributions to our Class A shareholders. We distribute all of our available cash within 55 days following the end of each quarter to Class A shareholders of record. Available cash is generally defined as all of our cash and cash equivalents on hand at the end of each quarter less reserves established in the discretion of our general partner for future requirements. Our levels of financial reserves are established by our general partner and include reserves for the proper conduct of our business (including future capital expenditures and anticipated credit needs), compliance with legal or contractual obligations and funding of future distributions to our shareholders. See Item 5. “Market for Registrant’s Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities—Cash Distribution Policy” included in our 2020 Annual Report on Form 10-K for additional discussion regarding distributions.

See Note 7 to our Condensed Consolidated Financial Statements for details of distributions paid during or pertaining to the first three months of 2021.

Distributions to Noncontrolling Interests

Distributions to noncontrolling interests represent amounts paid on interests in consolidated entities that are not owned by us. As of March 31, 2021, noncontrolling interests in our subsidiaries consisted of (i) limited partner interests in PAA including a 69% interest in PAA’s common units and PAA’s Series A preferred units combined and 100% of PAA’s Series B preferred units, (ii) an approximate 21% limited partner interest in AAP and (iii) a 33% interest in Red River LLC. See Note 7 to our Condensed Consolidated Financial Statements for details of distributions to noncontrolling interests paid during or pertaining to the first three months of 2021.

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

The following table includes our best estimate of the amount and timing of these payments as well as other amounts due under the specified contractual obligations as of March 31, 2021 (in millions):

	Remainder of 2021	2022	2023	2024	2025	2026 and Thereafter	Total
Long-term debt and related interest payments (1)	$305	$1,140	$1,662	$1,083	$1,300	$8,337	$13,827
Leases (2)	81	100	77	64	49	298	669
Other obligations (3)	365	517	331	285	272	950	2,720
Subtotal	751	1,757	2,070	1,432	1,621	9,585	17,216
Crude oil, NGL and other purchases (4)	13,590	15,503	14,720	13,874	11,048	43,224	111,959
Total	$14,341	$17,260	$16,790	$15,306	$12,669	$52,809	$129,175

(1)Includes debt service payments, interest payments due on PAA’s senior notes and the commitment fee on assumed available capacity under the PAA credit facilities, as well as long-term borrowings under the PAA credit agreements and the PAA commercial paper program, if any. Although there may be short-term borrowings under the PAA credit agreements and the PAA commercial paper program, we historically repay and borrow at varying amounts. As such, we have included only the maximum commitment fee (as if no short-term borrowings were outstanding on the PAA credit agreements or the PAA commercial paper program) in the amounts above. For additional information regarding PAA’s debt obligations, see Note 6 to our Condensed Consolidated Financial Statements.
(2)Includes both operating and finance leases as defined by FASB guidance. Leases are primarily for (i) railcars, (ii) land, (iii) office space, (iv) storage tanks, (v) tractor trailers and (vi) vehicles. See Note 14 to our Consolidated Financial Statements included in Part IV of our 2020 Annual Report on Form 10-K for additional information.
(3)Includes (i) other long-term liabilities, (ii) storage, processing and transportation agreements (including certain agreements for which the amount and timing of expected payments is subject to the completion of underlying construction projects), (iii) certain rights-of-way easements and (iv) noncancelable commitments related to our investment capital projects, including projected contributions for our share of the capital spending of our equity method investments. The storage, processing and transportation agreements include approximately $1.9 billion associated with agreements to store crude oil at facilities and transport crude oil or utilize capacity on pipelines owned by equity method investees at posted tariff rates or prices that we believe approximate market. A portion of our commitment to transport is supported by crude oil buy/sell or other agreements with third parties with commensurate quantities.
(4)Amounts are primarily based on estimated volumes and market prices based on average activity during March 2021. The actual physical volume purchased and actual settlement prices will vary from the assumptions used in the table. Uncertainties involved in these estimates include levels of production at the wellhead, weather conditions, changes in market prices and other conditions beyond our control.

Letters of Credit. In connection with supply and logistics activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil, NGL and natural gas. Additionally, we issue letters of credit to support insurance programs, derivative transactions, including hedging-related margin obligations, and construction activities. At March 31, 2021 and December 31, 2020, we had outstanding letters of credit of approximately $130 million and $129 million, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

Recent Accounting Pronouncements

See Note 2 to our Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

For a discussion regarding our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” under Item 7 of our 2020 Annual Report on Form 10-K.

Change in Accounting Estimate

In early 2021, we conducted a review to assess the useful lives of our property and equipment. Based on this review, we modified the useful lives of certain of our Pipeline and related facilities and Storage, terminal and rail facilities to useful lives of 10 to 50 years from useful lives of 10 to 70 years to reflect current expectations given our future operating and commercial outlook. This change in accounting estimate was effective January 1, 2021. Based on the net carrying amount of this property and equipment as of January 1, 2021, we currently estimate that these useful life reductions will prospectively increase annual depreciation expense by approximately $72 million.

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
•declines in global crude oil demand and crude oil prices (whether due to the COVID-19 pandemic, future pandemics or other factors) that correspondingly lead to a significant reduction of North American crude oil, natural gas liquids (“NGL”) and natural gas production (whether due to reduced producer cash flow to fund drilling activities or the inability of producers to access capital, or both, the unavailability of pipeline and/or storage capacity, the shutting-in of production by producers, government-mandated pro-ration orders, or other factors), which in turn could result in significant declines in the actual or expected volume of crude oil and NGL shipped, processed, purchased, stored, fractionated and/or gathered at or through the use of our assets and/or the reduction of commercial opportunities that might otherwise be available to us;
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

•maintenance of PAA’s credit rating and ability to receive open credit from our suppliers and trade counterparties;
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
•the refusal or inability of our customers or counterparties to perform their obligations under their contracts with us (including commercial contracts, asset sale agreements and other agreements), whether justified or not and whether due to financial constraints (such as reduced creditworthiness, liquidity issues or insolvency), market constraints, legal constraints (including governmental orders or guidance), the exercise of contractual or common law rights that allegedly excuse their performance (such as force majeure or similar claims) or other factors;
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
•the successful operation of joint ventures and joint operating arrangements we enter into from time to time, whether relating to assets operated by us or by third parties, and the successful integration and future performance of acquired assets or businesses;
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
•general economic, market or business conditions in the United States and elsewhere (including the potential for a recession or significant slowdown in economic activity levels and the timing, pace and extent of economic recovery) that impact demand for crude oil, drilling and production activities and therefore the demand for the midstream services we provide and commercial opportunities available to us;
•the amplification of other risks caused by volatile financial markets, capital constraints, liquidity concerns and inflation;
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
•risks related to the development and operation of our assets; and
•other factors and uncertainties inherent in the transportation, storage, terminalling and marketing of crude oil, as well as in the storage of natural gas and the processing, transportation, fractionation, storage and marketing of natural gas liquids.

Other factors described herein, as well as factors that are unknown or unpredictable, could also have a material adverse effect on future results. Please read “Risk Factors” discussed in Item 1A of our 2020 Annual Report on Form 10-K. Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information.

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

The fair value of our commodity derivatives and the change in fair value as of March 31, 2021 that would be expected from a 10% price increase or decrease is shown in the table below (in millions):

	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease
Crude oil	$(248)	$(43)	$44
Natural gas	9	$12	$(12)
NGL and other	(131)	$(40)	$40
Total fair value	$(370)

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

Interest Rate Risk

Our use of variable rate debt and any forecasted issuances of fixed rate debt expose us to interest rate risk. Therefore, from time to time, we use interest rate derivatives to hedge interest rate risk associated with anticipated interest payments and, in certain cases, outstanding debt instruments. All of PAA’s senior notes are fixed rate notes and thus are not subject to interest rate risk. Our variable rate debt outstanding at March 31, 2021, approximately $337 million, was subject to interest rate re-sets that generally range from one day to approximately one month. The average interest rate on variable rate debt that was outstanding during the three months ended March 31, 2021 was 0.8%, based upon rates in effect during such period. The fair value of our interest rate derivatives was a net asset of $114 million as of March 31, 2021. A 10% increase in the forward LIBOR curve as of March 31, 2021 would have resulted in an increase of $20 million to the fair value of our interest rate derivatives. A 10% decrease in the forward LIBOR curve as of March 31, 2021 would have resulted in a decrease of $20 million to the fair value of our interest rate derivatives. See Note 8 to our Condensed Consolidated Financial Statements for a discussion of our interest rate risk hedging activities.

Currency Exchange Rate Risk

We use foreign currency derivatives to hedge foreign currency exchange rate risk associated with our exposure to fluctuations in the USD-to-CAD exchange rate. Because a significant portion of our Canadian business is conducted in CAD, we use certain financial instruments to minimize the risks of unfavorable changes in exchange rates. These instruments include foreign currency exchange contracts, forwards and options. The fair value of our foreign currency derivatives was an asset of $1 million as of March 31, 2021. A 10% increase in the exchange rate (USD-to-CAD) would have resulted in a decrease of $6 million to the fair value of our foreign currency derivatives. A 10% decrease in the exchange rate (USD-to-CAD) would have resulted in an increase of $6 million to the fair value of our foreign currency derivatives. See Note 8 to our Condensed Consolidated Financial Statements for a discussion of our currency exchange rate risk hedging.

Preferred Distribution Rate Reset Option

The Preferred Distribution Rate Reset Option of PAA’s Series A preferred units is an embedded derivative that must be bifurcated from the related host contract, PAA’s partnership agreement, and recorded at fair value in our Condensed Consolidated Balance Sheets. The valuation model utilized for this embedded derivative contains inputs including PAA’s common unit price, ten-year United States treasury rates, default probabilities and timing estimates to ultimately calculate the fair value of PAA’s Series A preferred units with and without the Preferred Distribution Rate Reset Option. The fair value of this embedded derivative was a liability of $81 million as of March 31, 2021. A 10% increase or decrease in the fair value would have an impact of $8 million. See Note 8 to our Condensed Consolidated Financial Statements for a discussion of embedded derivatives.

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

Applicable SEC rules require an evaluation of the effectiveness of our DCP. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our DCP as of March 31, 2021, the end of the period covered by this report, and, based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our DCP is effective.

Changes in Internal Control over Financial Reporting

In addition to the information concerning our DCP, we are required to disclose certain changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Certifications

The certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) are filed with this report as Exhibits 31.1 and 31.2. The certifications of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 are furnished with this report as Exhibits 32.1 and 32.2.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

The information required by this item is included in Note 10 to our Condensed Consolidated Financial Statements, and is incorporated herein by reference thereto.

Item 1A. RISK FACTORS

For a discussion of our risk factors, see Item 1A. of our 2020 Annual Report on Form 10-K. Those risks and uncertainties are not the only ones facing us and there may be additional matters of which we are unaware or that we currently consider immaterial. All of those risks and uncertainties could adversely affect our business, financial condition and/or results of operations.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with our IPO and related transactions, the former owners of Plains All American GP LLC (the “Legacy Owners”) acquired the following interests (collectively, the “Stapled Interests”): (i) Class A units of AAP (“AAP units”) representing an economic limited partner interest in AAP; (ii) general partner units representing a non-economic membership interest in our general partner; and (iii) Class B shares representing a non-economic limited partner interest in us. The Legacy Owners and any permitted transferees of their Stapled Interests have the right to exchange (the “Exchange Right”) all or a portion of such Stapled Interests for an equivalent number of Class A shares. In connection with the exercise of the Exchange Right, the Stapled Interests are transferred to us and the applicable Class B shares are canceled. Although we issue one Class A share for each Stapled Interest that is exchanged, we also receive one AAP unit and one general partner unit. As a result, the exercise by Legacy Owners of the Exchange Right is not dilutive. During the three months ended March 31, 2021, certain Legacy Owners or their permitted transferees exercised the Exchange Right, which resulted in the issuance of 46,879 Class A shares. The issuance of Class A shares in connection with the exercise of the Exchange Right was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

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
Amendment No. 4 dated February 25, 2021 to the Third Amended and Restated Limited Liability Company Agreement of PAA GP Holdings LLC (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed March 3, 2021).

3.10	—
Seventh Amended and Restated Agreement of Limited Partnership of Plains All American Pipeline, L.P., dated as of October 10, 2017 (incorporated by reference to Exhibit 3.1 to PAA's Current Report on Form 8-K filed October 12, 2017).

3.11	—
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

3.13	—
Amendment No. 1 dated September 26, 2018 to the Eighth Amended and Restated Limited Partnership Agreement of Plains AAP, L.P. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed October 2, 2018).

3.14	—
Amendment No. 2 dated May 23, 2019 to the Eighth Amended and Restated Limited Partnership Agreement of Plains AAP, L.P. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed May 30, 2019).

3.15	—	Limited Liability Company Agreement of PAA GP LLC dated December 28, 2007 (incorporated by reference to Exhibit 3.3 to PAA’s Current Report on Form 8-K filed January 4, 2008).

4.1	—
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

4.17	—	Description of Our Securities (incorporated by reference to Exhibit 4.17 to our Annual Report on Form 10-K for the year ended December 31, 2020).

31.1 †	—	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2 †	—	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1 ††	—	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350.

32.2 ††	—	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.

101.INS†	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	—	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

May 7, 2021

	By:	/s/ Al Swanson
Al Swanson,
Executive Vice President and Chief Financial Officer of PAA GP Holdings LLC
(Principal Financial Officer)

May 7, 2021

	By:	/s/ Chris Herbold
Chris Herbold,
Senior Vice President and Chief Accounting Officer of PAA GP Holdings LLC
(Principal Accounting Officer)

May 7, 2021