Form 10-Q
period 2022-06-30
PLAINS GP HOLDINGS LP
filed 2022-08-09
CIK 1581990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________________________________________

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
As of July 29, 2022, there were 194,228,477 Class A Shares outstanding.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES

Page
PART I. FINANCIAL INFORMATION
Item 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
Condensed Consolidated Balance Sheets: As of June 30, 2022 and December 31, 2021	3
Condensed Consolidated Statements of Operations: For the three and six months ended June 30, 2022 and 2021	4
Condensed Consolidated Statements of Comprehensive Income/(Loss): For the three and six months ended June 30, 2022 and 2021	5
Condensed Consolidated Statements of Changes in Accumulated Other Comprehensive Income/(Loss): For the three and six months ended June 30, 2022 and 2021	5
Condensed Consolidated Statements of Cash Flows: For the six months ended June 30, 2022 and 2021	6
Condensed Consolidated Statements of Changes in Partners’ Capital: For the three and six months ended June 30, 2022 and 2021	7
Notes to the Condensed Consolidated Financial Statements:
1. Organization and Basis of Consolidation and Presentation	9
2. Summary of Significant Accounting Policies	11
3. Revenues and Accounts Receivable	12
4. Net Income/(Loss) Per Class A Share	15
5. Inventory, Linefill and Long-term Inventory	16
6. Debt	17
7. Partners’ Capital and Distributions	18
8. Derivatives and Risk Management Activities	20
9. Related Party Transactions	25
10. Commitments and Contingencies	26
11. Segment Information	31

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	35
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	54
Item 4. CONTROLS AND PROCEDURES	55

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS	56
Item 1A. RISK FACTORS	56
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	56
Item 3. DEFAULTS UPON SENIOR SECURITIES	56
Item 4. MINE SAFETY DISCLOSURES	56
Item 5. OTHER INFORMATION	56
Item 6. EXHIBITS	57
SIGNATURES	60

PART I. FINANCIAL INFORMATION

Item 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$270	$452
Trade accounts receivable and other receivables, net	5,581	4,705
Inventory	528	783
Other current assets	285	200
Total current assets	6,664	6,140

PROPERTY AND EQUIPMENT	19,364	19,292
Accumulated depreciation	(4,687)	(4,383)
Property and equipment, net	14,677	14,909

OTHER ASSETS
Investments in unconsolidated entities	3,773	3,805
Intangible assets, net	1,839	1,960
Deferred tax asset	1,335	1,362
Linefill	931	907
Long-term operating lease right-of-use assets, net	365	393
Long-term inventory	378	253
Other long-term assets, net	266	249
Total assets	$30,228	$29,978

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES
Trade accounts payable	$5,423	$4,811
Short-term debt	630	822
Other current liabilities	823	601
Total current liabilities	6,876	6,234

LONG-TERM LIABILITIES
Senior notes, net	7,933	8,329
Other long-term debt, net	53	69
Long-term operating lease liabilities	316	339
Other long-term liabilities and deferred credits	991	830
Total long-term liabilities	9,293	9,567

COMMITMENTS AND CONTINGENCIES (NOTE 10)

PARTNERS’ CAPITAL
Class A shareholders (194,228,477 and 194,192,777 shares outstanding, respectively)	1,517	1,533
Noncontrolling interests	12,542	12,644
Total partners’ capital	14,059	14,177
Total liabilities and partners’ capital	$30,228	$29,978
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
REVENUES
Product sales revenues	$16,007	$9,623	$29,388	$17,706
Services revenues	352	307	665	607
Total revenues	16,359	9,930	30,053	18,313

COSTS AND EXPENSES
Purchases and related costs	15,324	9,277	28,109	16,669
Field operating costs	307	252	653	471
General and administrative expenses	80	74	163	142
Depreciation and amortization	243	197	475	375
(Gains)/losses on asset sales and asset impairments, net	(3)	369	(46)	370
Total costs and expenses	15,951	10,169	29,354	18,027

OPERATING INCOME/(LOSS)	408	(239)	699	286

OTHER INCOME/(EXPENSE)
Equity earnings in unconsolidated entities	104	33	201	121
Interest expense (net of capitalized interest of $1, $5, $2 and $10, respectively)	(99)	(107)	(206)	(213)
Other income/(expense), net	(118)	84	(155)	23

INCOME/(LOSS) BEFORE TAX	295	(229)	539	217
Current income tax expense	(30)	(1)	(48)	(3)
Deferred income tax (expense)/benefit	(26)	18	(43)	(33)

NET INCOME/(LOSS)	239	(212)	448	181
Net (income)/loss attributable to noncontrolling interests	(208)	143	(395)	(180)
NET INCOME/(LOSS) ATTRIBUTABLE TO PAGP	$31	$(69)	$53	$1

BASIC AND DILUTED WEIGHTED AVERAGE CLASS A SHARES OUTSTANDING	194	194	194	194

BASIC AND DILUTED NET INCOME/(LOSS) PER CLASS A SHARE	$0.16	$(0.35)	$0.27	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Net income/(loss)	$239	$(212)	$448	$181
Other comprehensive income/(loss)	(52)	—	22	108
Comprehensive income/(loss)	187	(212)	470	289
Comprehensive (income)/loss attributable to noncontrolling interests	(170)	143	(411)	(259)
Comprehensive income/(loss) attributable to PAGP	$17	$(69)	$59	$30

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
(in millions)

	Derivative Instruments	Translation Adjustments	Other	Total
	(unaudited)
Balance at December 31, 2021	$(208)	$(642)	$(3)	$(853)

Reclassification adjustments	6	—	—	6
Unrealized gain on hedges	68	—	—	68
Currency translation adjustments	—	(50)	—	(50)
Other	—	—	(2)	(2)
Total period activity	74	(50)	(2)	22
Balance at June 30, 2022	$(134)	$(692)	$(5)	$(831)

	Derivative Instruments	Translation Adjustments	Other	Total
	(unaudited)
Balance at December 31, 2020	$(258)	$(657)	$(3)	$(918)

Reclassification adjustments	6	—	—	6
Unrealized gain on hedges	29	—	—	29
Currency translation adjustments	—	73	—	73
Total period activity	35	73	—	108
Balance at June 30, 2021	$(223)	$(584)	$(3)	$(810)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended June 30,
	2022	2021
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$448	$181
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	475	375
(Gains)/losses on asset sales and asset impairments, net	(46)	370
Deferred income tax expense	43	33
Gains on sales of linefill	(30)	—
(Gain)/loss on foreign currency revaluation	10	(15)
Change in fair value of Preferred Distribution Rate Reset Option (Note 8)	147	(9)
Equity earnings in unconsolidated entities	(201)	(121)
Distributions on earnings from unconsolidated entities	224	211
Other	27	27
Changes in assets and liabilities, net of acquisitions	32	(29)
Net cash provided by operating activities	1,129	1,023

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in connection with acquisitions, net of cash acquired	—	(32)
Investments in unconsolidated entities	(4)	(71)
Additions to property, equipment and other	(190)	(182)
Cash paid for purchases of linefill	(60)	(23)
Proceeds from sales of assets	57	22
Cash received from sales of linefill	61	3
Other investing activities	13	—
Net cash used in investing activities	(123)	(283)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings/(repayments) under PAA commercial paper program (Note 6)	115	(159)
Net repayments under PAA senior secured hedged inventory facility (Note 6)	—	(167)
Repayments of PAA senior notes	(750)	—
Repurchase of common units by a subsidiary (Note 7)	(74)	(53)
Distributions paid to Class A shareholders (Note 7)	(77)	(70)
Distributions paid to noncontrolling interests (Note 7)	(423)	(295)
Other financing activities	16	(28)
Net cash used in financing activities	(1,193)	(772)

Effect of translation adjustment	1	2

Net decrease in cash and cash equivalents and restricted cash	(186)	(30)
Cash and cash equivalents and restricted cash, beginning of period	456	63
Cash and cash equivalents and restricted cash, end of period	$270	$33

Cash paid for:
Interest, net of amounts capitalized	$201	$202
Income taxes, net of amounts refunded	$39	$27

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(in millions)

	Class A Shareholders	Noncontrolling Interests	Total Partners’ Capital
	(unaudited)
Balance at December 31, 2021	$1,533	$12,644	$14,177
Net income	53	395	448
Distributions (Note 7)	(77)	(423)	(500)
Deferred tax asset	(2)	—	(2)
Other comprehensive income	6	16	22
Repurchase of common units by a subsidiary (Note 7)	2	(76)	(74)
Other	2	(14)	(12)
Balance at June 30, 2022	$1,517	$12,542	$14,059

	Class A Shareholders	Noncontrolling Interests	Total Partners’ Capital
	(unaudited)
Balance at March 31, 2022	$1,540	$12,661	$14,201
Net income	31	208	239
Distributions (Note 7)	(42)	(222)	(264)
Deferred tax asset	3	—	3
Other comprehensive loss	(14)	(38)	(52)
Repurchase of common units by a subsidiary (Note 7)	1	(50)	(49)
Other	(2)	(17)	(19)
Balance at June 30, 2022	$1,517	$12,542	$14,059

 The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(continued)
(in millions)

	Class A Shareholders	Noncontrolling Interests	Total Partners’ Capital
	(unaudited)
Balance at December 31, 2020	$1,464	$9,726	$11,190
Net income	1	180	181
Distributions	(70)	(295)	(365)
Deferred tax asset	(7)	—	(7)
Other comprehensive income	29	79	108
Repurchase of common units by a subsidiary (Note 7)	1	(54)	(53)
Other	3	4	7
Balance at June 30, 2021	$1,421	$9,640	$11,061

	Class A Shareholders	Noncontrolling Interests	Total Partners’ Capital
	(unaudited)
Balance at March 31, 2021	$1,523	$9,976	$11,499
Net loss	(69)	(143)	(212)
Distributions	(35)	(144)	(179)
Repurchase of common units by a subsidiary (Note 7)	1	(51)	(50)
Other	1	2	3
Balance at June 30, 2021	$1,421	$9,640	$11,061

 The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Basis of Consolidation and Presentation

Organization

Plains GP Holdings, L.P. (“PAGP”) is a Delaware limited partnership formed in 2013 that has elected to be taxed as a corporation for United States federal income tax purposes. PAGP does not directly own any operating assets; as of June 30, 2022, its principal sources of cash flow are derived from an indirect investment in Plains All American Pipeline, L.P. (“PAA”), a publicly traded Delaware limited partnership. As used in this Form 10-Q and unless the context indicates otherwise (taking into account the fact that PAGP has no operating activities apart from those conducted by PAA and its subsidiaries), the terms “Partnership,” “we,” “us,” “our,” “ours” and similar terms refer to PAGP and its subsidiaries.

As of June 30, 2022, PAGP owned (i) a 100% managing member interest in Plains All American GP LLC (“GP LLC”), an entity that has also elected to be taxed as a corporation for United States federal income tax purposes and (ii) an approximate 81% limited partner interest in Plains AAP, L.P. (“AAP”) through our direct ownership of approximately 193.2 million Class A units of AAP (“AAP units”) and indirect ownership of approximately 1.0 million AAP units through GP LLC. GP LLC is a Delaware limited liability company that also holds the non-economic general partner interest in AAP. AAP is a Delaware limited partnership that, as of June 30, 2022, directly owned a limited partner interest in PAA through its ownership of approximately 241.5 million PAA common units (approximately 31% of PAA’s total outstanding common units and Series A preferred units combined). AAP is the sole member of PAA GP LLC (“PAA GP”), a Delaware limited liability company that directly holds the non-economic general partner interest in PAA.

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

Basis of Consolidation and Presentation

The accompanying unaudited condensed consolidated interim financial statements and related notes thereto should be read in conjunction with our 2021 Annual Report on Form 10-K. The accompanying condensed consolidated financial statements include the accounts of PAGP and all of its wholly owned subsidiaries and those entities that it controls. Investments in entities over which we have significant influence but not control are accounted for by the equity method. We apply proportionate consolidation for pipelines and other assets in which we own undivided joint interests. The financial statements have been prepared in accordance with the instructions for interim reporting as set forth by the SEC. The condensed consolidated balance sheet data as of December 31, 2021 was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and six months ended June 30, 2022 should not be taken as indicative of results to be expected for the entire year. All adjustments (consisting only of normal recurring adjustments) that in the opinion of management were necessary for a fair statement of the results for the interim periods have been reflected. All significant intercompany transactions have been eliminated in consolidation, and certain reclassifications have been made to information from previous years to conform to the current presentation, including the reclassifications discussed further below.

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

With the exception of a deferred tax asset of $1.335 billion and $1.362 billion as of June 30, 2022 and December 31, 2021, respectively, substantially all assets and liabilities presented on PAGP’s Condensed Consolidated Balance Sheets are those of PAA. Only the assets of each respective VIE can be used to settle the obligations of that individual VIE, and the creditors of each/either of those VIEs do not have recourse against the general credit of PAGP. PAGP did not provide any financial support to PAA or AAP during the six months ended June 30, 2022 or the year ended December 31, 2021. See Note 17 to our Consolidated Financial Statements included in Part IV of our 2021 Annual Report on Form 10-K for information regarding the Omnibus Agreement entered into by the Plains Entities on November 15, 2016.

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

Note 2—Summary of Significant Accounting Policies

Recent Accounting Pronouncements

Except as discussed below and in our 2021 Annual Report on Form 10-K, there have been no new accounting pronouncements that have become effective or have been issued during the six months ended June 30, 2022 that are of significance or potential significance to us.

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

Revenues from Contracts with Customers. The following tables present our revenues from contracts with customers disaggregated by segment and type of activity (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Crude Oil segment revenues from contracts with customers
Sales	$15,576	$9,623	$28,433	$17,349
Transportation	175	113	330	203
Terminalling, Storage and Other	90	116	180	246
Total Crude Oil segment revenues from contracts with customers	$15,841	$9,852	$28,943	$17,798

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
NGL segment revenues from contracts with customers
Sales	$499	$355	$1,344	$1,128
Transportation	7	5	16	12
Terminalling, Storage and Other	20	21	45	42
Total NGL segment revenues from contracts with customers	$526	$381	$1,405	$1,182

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

Three Months Ended June 30, 2022	Crude Oil	NGL	Total
Revenues from contracts with customers	$15,841	$526	$16,367
Other items in revenues	99	44	143
Total revenues of reportable segments	$15,940	$570	$16,510
Intersegment revenue elimination			(151)
Total revenues			$16,359

Three Months Ended June 30, 2021	Crude Oil	NGL	Total
Revenues from contracts with customers	$9,852	$381	$10,233
Other items in revenues	(73)	(151)	(224)
Total revenues of reportable segments	$9,779	$230	$10,009
Intersegment revenue elimination			(79)
Total revenues			$9,930

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2022	Crude Oil	NGL	Total
Revenues from contracts with customers	$28,943	$1,405	$30,348
Other items in revenues	76	(101)	(25)
Total revenues of reportable segments	$29,019	$1,304	$30,323
Intersegment revenues			(270)
Total revenues			$30,053

Six Months Ended June 30, 2021	Crude Oil	NGL	Total
Revenues from contracts with customers	$17,798	$1,182	$18,980
Other items in revenues	(166)	(313)	(479)
Total revenues of reportable segments	$17,632	$869	$18,501
Intersegment revenues			(188)
Total revenues			$18,313

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

Counterparty Deficiencies	Financial Statement Classification	June 30, 2022	December 31, 2021
Billed and collected	Liability	$65	$63
Unbilled (1)	N/A	10	16
Total		$75	$79

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

Contract Balances. Our contract balances consist of amounts received associated with services or sales for which we have not yet completed the related performance obligation. The following table presents the change in the liability balance associated with contracts with customers (in millions):

Contract Liabilities
Balance at December 31, 2021	$141
Amounts recognized as revenue	(22)
Additions	19
Balance at June 30, 2022	$138

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Remaining Performance Obligations. The information below includes the amount of consideration allocated to partially and wholly unsatisfied remaining performance obligations under contracts that exist as of the end of the periods and the timing of revenue recognition of those remaining performance obligations. Certain contracts meet the requirements for the presentation as remaining performance obligations. These arrangements include a fixed minimum level of service, typically a set volume of service, and do not contain any variability other than expected timing within a limited range. The following table presents the amount of consideration associated with remaining performance obligations for the population of contracts with external customers meeting the presentation requirements as of June 30, 2022 (in millions):

	Remainder of 2022	2023	2024	2025	2026	2027 and Thereafter
Pipeline revenues supported by minimum volume commitments and capacity agreements (1)	$91	$192	$171	$149	$95	$411
Terminalling, storage and other agreement revenues	138	238	185	89	63	518
Total	$229	$430	$356	$238	$158	$929

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Accounts receivable from the sale of crude oil are generally settled with counterparties on the industry settlement date, which is typically in the month following the month in which the title transfers. Otherwise, we generally invoice customers within 30 days of when the products or services were provided and generally require payment within 30 days of the invoice date. We review all outstanding accounts receivable balances on a monthly basis and record our receivables net of expected credit losses. We do not write-off accounts receivable balances until we have exhausted substantially all collection efforts. At June 30, 2022 and December 31, 2021, substantially all of our trade accounts receivable were less than 30 days past their invoice date. Our expected credit losses are immaterial. Although we consider our credit procedures to be adequate to mitigate any significant credit losses, the actual amount of current and future credit losses could vary significantly from estimated amounts.

The following is a reconciliation of trade accounts receivable from revenues from contracts with customers to total Trade accounts receivable and other receivables, net as presented on our Condensed Consolidated Balance Sheets (in millions):

	June 30, 2022	December 31, 2021
Trade accounts receivable arising from revenues from contracts with customers	$5,279	$4,031
Other trade accounts receivables and other receivables (1)	8,107	5,126
Impact due to contractual rights of offset with counterparties	(7,805)	(4,452)
Trade accounts receivable and other receivables, net	$5,581	$4,705

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

On a weighted-average basis, for each of the three and six months ended June 30, 2022, the possible exchange of 47 million AAP units would not have had a dilutive effect on basic net income per Class A share. For each of the three and six months ended June 30, 2021, the possible exchange of 51 million would not have had a dilutive effect on basic net income/(loss) per Class A share. For each of the three and six months ended June 30, 2022 and 2021, the possible exchange of less than 1 million AAP Management Units would not have had a dilutive effect on basic net income/(loss) per Class A share on a weighted-average basis. For the three months ended June 30, 2021, our PAGP LTIP awards were antidilutive. For each of the three and six months ended June 30, 2022, and for the six months ended June 30, 2021, our PAGP LTIP awards were dilutive; however, there were less than 0.1 million dilutive LTIP awards, which did not change the presentation of diluted weighted average Class A shares outstanding or diluted net income/(loss) per Class A share.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted net income/(loss) per Class A share (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic and Diluted Net Income/(Loss) per Class A Share
Net income/(loss) attributable to PAGP	$31	$(69)	$53	$1
Basic and diluted weighted average Class A shares outstanding	194	194	194	194

Basic and diluted net income/(loss) per Class A share	$0.16	$(0.35)	$0.27	$—

Note 5—Inventory, Linefill and Long-term Inventory

Inventory, linefill and long-term inventory consisted of the following (barrels in thousands and carrying value in millions):

	June 30, 2022				December 31, 2021
	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)
Inventory
Crude oil	2,704	barrels	$274	$101.33	8,041	barrels	$544	$67.65
NGL	5,535	barrels	249	$44.99	6,982	barrels	234	$33.51
Other	N/A		5	N/A	N/A		5	N/A
Inventory subtotal			528				783

Linefill
Crude oil	15,239	barrels	873	$57.29	15,199	barrels	862	$56.71
NGL	1,890	barrels	58	$30.69	1,633	barrels	45	$27.56
Linefill subtotal			931				907

Long-term inventory
Crude oil	3,198	barrels	331	$103.50	2,973	barrels	209	$70.30
NGL	1,072	barrels	47	$43.84	1,135	barrels	44	$38.77
Long-term inventory subtotal			378				253

Total			$1,837				$1,943

(1)Price per unit of measure is comprised of a weighted average associated with various grades, qualities and locations. Accordingly, these prices may not coincide with any published benchmarks for such products.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 6—Debt

Debt consisted of the following (in millions):

	June 30, 2022	December 31, 2021
SHORT-TERM DEBT
PAA commercial paper notes, bearing a weighted-average interest rate of 2.1% (1)	$115	$—
PAA senior notes:
3.65% senior notes due June 2022 (2)	—	750
2.85% senior notes due January 2023	400	—
Other	115	72
Total short-term debt	630	822

LONG-TERM DEBT
PAA senior notes, net of unamortized discounts and debt issuance costs of $50 and $54, respectively	7,933	8,329
Other	53	69
Total long-term debt	7,986	8,398
Total debt (3)	$8,616	$9,220

(1)We classified these PAA commercial paper notes as short-term as of June 30, 2022, as these notes were primarily designated as working capital borrowings, were required to be repaid within one year and were primarily for hedged NGL and crude oil inventory and NYMEX and ICE margin deposits.
(2)These senior notes were redeemed on March 1, 2022.
(3)PAA’s fixed-rate senior notes had a face value of approximately $8.4 billion and $9.1 billion as of June 30, 2022 and December 31, 2021, respectively. We estimated the aggregate fair value of these notes as of June 30, 2022 and December 31, 2021 to be approximately $7.7 billion and $9.9 billion, respectively. PAA’s fixed-rate senior notes are traded among institutions, and these trades are routinely published by a reporting service. Our determination of fair value is based on reported trading activity near the end of the reporting period. We estimate that the carrying value of outstanding borrowings under PAA’s commercial paper program approximates fair value as interest rates reflect current market rates. The fair value estimates for PAA’s senior notes and commercial paper notes are based upon observable market data and are classified in Level 2 of the fair value hierarchy.

Borrowings and Repayments

Total borrowings under the PAA credit facilities and commercial paper program for the six months ended June 30, 2022 and 2021 were approximately $16.4 billion and $26.1 billion, respectively. Total repayments under the PAA credit facilities and commercial paper program were approximately $16.3 billion and $26.4 billion for the six months ended June 30, 2022 and 2021, respectively. The variance in total gross borrowings and repayments is impacted by various business and financial factors including, but not limited to, the timing, average term and method of general partnership borrowing activities.

On March 1, 2022, PAA redeemed its 3.65%, $750 million senior notes due June 2022.

Letters of Credit

In connection with our merchant activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil and NGL. Additionally, we issue letters of credit to support insurance programs, derivative transactions, including hedging-related margin obligations, and construction activities. At June 30, 2022 and December 31, 2021, we had outstanding letters of credit of $34 million and $98 million, respectively.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 7—Partners’ Capital and Distributions

Shares Outstanding

The following tables present the activity for our Class A shares, Class B shares and Class C shares:

	Class A Shares	Class B Shares	Class C Shares
Outstanding at December 31, 2021	194,192,777	46,645,514	534,596,831
Conversion of AAP Management Units (1)	—	205,024	—
Exchange Right exercises (1)	35,700	(35,700)	—
Redemption Right exercises (1)	—	(11,957)	11,957
Repurchase of common units by a subsidiary under the Common Equity Repurchase Program	—	—	(2,375,299)
Other	—	—	51,937
Outstanding at March 31, 2022	194,228,477	46,802,881	532,285,426
Conversion of AAP Management Units (1)	—	53,023	—
Repurchase of common units by a subsidiary under Common Equity Repurchase Program	—	—	(4,876,062)
Other	—	—	147,830
Outstanding at June 30, 2022	194,228,477	46,855,904	527,557,194

	Class A Shares	Class B Shares	Class C Shares
Outstanding at December 31, 2020	194,051,436	50,640,192	547,717,762
Conversion of AAP Management Units (1)	—	414,608	—
Exchange Right exercises (1)	46,879	(46,879)	—
Redemption Right exercises (1)	—	(229,931)	229,931
Repurchase of common units by a subsidiary under the Common Equity Repurchase Program	—	—	(350,000)
Other	—	—	25,431
Outstanding at March 31, 2021	194,098,315	50,777,990	547,623,124
Exchange Right exercises (1)	25,554	(25,554)	—
Redemption Right exercises (1)	—	(535,009)	535,009
Repurchase of common units by a subsidiary under Common Equity Repurchase Program	—	—	(4,940,592)
Other	—	—	256,321
Outstanding at June 30, 2021	194,123,869	50,217,427	543,473,862

(1)See Note 12 to our Consolidated Financial Statements included in Part IV of our 2021 Annual Report on Form 10-K for information regarding conversions of AAP Management Units, Exchange Rights and Redemption Rights.

Distributions

The following table details distributions to our Class A shareholders paid during or pertaining to the first six months of 2022 (in millions, except per share data):

Distribution Payment Date	Distributions to Class A Shareholders	Distributions per Class A Share
August 12, 2022 (1)	$42	$0.2175
May 13, 2022	$42	$0.2175
February 14, 2022	$35	$0.1800

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1)Payable to shareholders of record at the close of business on July 29, 2022 for the period from April 1, 2022 through June 30, 2022.

Consolidated Subsidiaries

Noncontrolling Interests in Subsidiaries

As of June 30, 2022, noncontrolling interests in our subsidiaries consisted of (i) limited partner interests in PAA including a 69% interest in PAA’s common units and PAA’s Series A preferred units combined and 100% of PAA’s Series B preferred units, (ii) an approximate 19% limited partner interest in AAP, (iii) a 35% interest in Plains Oryx Permian Basin LLC (the “Permian JV”) and (iv) a 33% interest in Red River Pipeline Company LLC (“Red River LLC”).

Common Equity Repurchase Program

PAA repurchased 7.3 million and 5.3 million common units under the Common Equity Repurchase Program (the “Program”) through open market purchases that settled during the six months ended June 30, 2022 and 2021, respectively, for a total purchase price of $74 million and $53 million, respectively, including commissions and fees. The repurchased PAA common units were canceled immediately upon acquisition, as were the Class C shares held by PAA associated with the repurchased common units. At June 30, 2022, the remaining available capacity under the Program was $198 million. See Note 12 to our Consolidated Financial Statements included in Part IV of our 2021 Annual Report on Form 10-K for additional information regarding the Program.

Subsidiary Distributions

PAA Series A Preferred Unit Distributions. The following table details distributions to PAA’s Series A preferred unitholders paid during or pertaining to the first six months of 2022 (in millions, except per unit data):

	Series A Preferred Unitholders
Distribution Payment Date	Cash Distribution	Distribution per Unit
August 12, 2022 (1)	$37	$0.525
May 13, 2022	$37	$0.525
February 14, 2022	$37	$0.525

(1)Payable to unitholders of record at the close of business on July 29, 2022 for the period from April 1, 2022 through June 30, 2022. At June 30, 2022, such amount was accrued as distributions payable in “Other current liabilities” on our Condensed Consolidated Balance Sheet.

PAA Series B Preferred Unit Distributions. Distributions on PAA’s Series B preferred units are payable semi-annually in arrears on the 15th day of May and November. The following table details distributions paid to PAA’s Series B preferred unitholders (in millions, except per unit data):

	Series B Preferred Unitholders
Distribution Payment Date	Cash Distribution	Distribution per Unit
May 16, 2022	$24.5	$30.625

At June 30, 2022, approximately $6 million of accrued distributions payable to PAA’s Series B preferred unitholders was included in “Other current liabilities” on our Condensed Consolidated Balance Sheet.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PAA Common Unit Distributions. The following table details distributions to PAA’s common unitholders paid during or pertaining to the first six months of 2022 (in millions, except per unit data):

	Distributions			Cash Distribution per Common Unit
	Common Unitholders		Total Cash Distribution
Distribution Payment Date	Public	AAP
August 12, 2022 (1)	$99	$53	$152	$0.2175
May 13, 2022	$100	$53	$153	$0.2175
February 14, 2022	$84	$43	$127	$0.1800

(1)Payable to unitholders of record at the close of business on July 29, 2022 for the period from April 1, 2022 through June 30, 2022.

AAP Distributions. The following table details the distributions to AAP’s partners paid during or pertaining to the first six months of 2022 from distributions received from PAA (in millions):

	Distributions to AAP’s Partners
Distribution Payment Date	Noncontrolling Interests	PAGP	Total Cash Distribution
August 12, 2022 (1)	$11	$42	$53
May 13, 2022	$11	$42	$53
February 14, 2022	$8	$35	$43

(1)Payable to unitholders of record at the close of business on July 29, 2022 for the period from April 1, 2022 through June 30, 2022.

Other Distributions. During the six months ended June 30, 2022, we paid distributions of $112 million and $9 million to noncontrolling interests in the Permian JV and Red River LLC, respectively.

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

At June 30, 2022 and December 31, 2021, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings. Although we may be required to post margin on our exchange-traded derivatives transacted through a clearing brokerage account, as described below, we do not require our non-cleared derivative counterparties to post collateral with us.

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

Commodity Purchases and Sales — In the normal course of our operations, we purchase and sell commodities. We use derivatives to manage the associated risks and to optimize profits. As of June 30, 2022, net derivative positions related to these activities included:

•A net long position of 9.3 million barrels associated with our crude oil purchases, which was unwound ratably during July 2022 to match monthly average pricing.
•A net short time spread position of 6.6 million barrels, which hedges a portion of our anticipated crude oil lease gathering purchases through September 2023.
•A net crude oil basis spread position of 2.1 million barrels at multiple locations through December 2024. These derivatives allow us to lock in grade and location basis differentials.
•A net short position of 12.7 million barrels through December 2023 related to anticipated net sales of crude oil and NGL inventory.

Natural Gas Processing/NGL Fractionation — We purchase natural gas for processing and operational needs. Additionally, we purchase NGL mix for fractionation and sell the resulting individual specification products (including ethane, propane, butane and condensate). In conjunction with these activities, we hedge the price risk associated with the purchase of the natural gas and the subsequent sale of the individual specification products. The following table summarizes our open derivative positions utilized to hedge the price risk associated with anticipated purchases and sales related to our natural gas processing and NGL fractionation activities as of June 30, 2022:

Notional Volume
	(Short)/Long	Remaining Tenor
Natural gas purchases	81.5 Bcf	December 2024
Propane sales	(16.0) MMbls	December 2024
Butane sales	(3.3) MMbls	December 2024
Condensate sales	(1.1) MMbls	December 2024
Fuel gas requirements (1)	10.9 Bcf	December 2023
Power supply requirements (1)	0.6 TWh	December 2023

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

Our commodity derivatives are not designated in a hedging relationship for accounting purposes; as such, changes in the fair value are reported in earnings. The following table summarizes the impact of our commodity derivatives recognized in earnings (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Product sales revenues	$76	$(284)	$(136)	$(598)
Field operating costs	8	17	21	56
Net gain/(loss) from commodity derivative activity	$84	$(267)	$(115)	$(542)

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

	June 30, 2022	December 31, 2021
Initial margin	$96	$133
Variation margin posted	185	173
Letters of credit	(25)	(47)
Net broker receivable	$256	$259

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

	June 30, 2022				December 31, 2021
			Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet			Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Commodity Derivatives				Commodity Derivatives
	Assets	Liabilities			Assets	Liabilities
Derivative Assets
Other current assets	$137	$(208)	$256	$185	$90	$(210)	$259	$139
Other long-term assets, net	11	—	—	11	3	—	—	3
Derivative Liabilities
Other current liabilities	14	(50)	—	(36)	4	(24)	—	(20)
Other long-term liabilities and deferred credits	9	(16)	—	(7)	3	(9)	—	(6)
Total	$171	$(274)	$256	$153	$100	$(243)	$259	$116

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

The following table summarizes the terms of our outstanding interest rate derivatives as of June 30, 2022 (notional amounts in millions):

Hedged Transaction	Number and Types of Derivatives Employed	Notional Amount	Expected Termination Date	Average Rate Locked	Accounting Treatment
Anticipated interest payments	8 forward starting swaps (30-year)	$200	6/15/2023	1.38%	Cash flow hedge
Anticipated interest payments	8 forward starting swaps (30-year)	$200	6/14/2024	0.73%	Cash flow hedge

As of June 30, 2022, there was a net loss of $134 million deferred in AOCI. The deferred net loss recorded in AOCI is expected to be reclassified to future earnings contemporaneously with interest expense accruals associated with underlying debt instruments. We estimate that substantially all of the remaining deferred loss will be reclassified to earnings through 2054 as the underlying hedged transactions impact earnings. A portion of these amounts is based on market prices as of June 30, 2022; thus, actual amounts to be reclassified will differ and could vary materially as a result of changes in market conditions.

The following table summarizes the net unrealized gain/(loss) recognized in AOCI for derivatives (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest rate derivatives, net	$36	$(39)	$68	$29

At June 30, 2022, the net fair value of our interest rate hedges, which were included in “Other current assets” and “Other long-term assets, net” on our Condensed Consolidated Balance Sheet, totaled $57 million and $79 million, respectively. At December 31, 2021, the net fair value of these hedges totaled $65 million and was included in “Other long-term assets, net.”

Preferred Distribution Rate Reset Option

A derivative feature embedded in a contract that does not meet the definition of a derivative in its entirety must be bifurcated and accounted for separately if the economic characteristics and risks of the embedded derivative are not clearly and closely related to those of the host contract. The Preferred Distribution Rate Reset Option of the PAA Series A preferred units is an embedded derivative that must be bifurcated from the related host contract, the PAA partnership agreement, and recorded at fair value on our Condensed Consolidated Balance Sheets. This embedded derivative is not designated in a hedging relationship for accounting purposes and corresponding changes in fair value are recognized in “Other expense, net” in our Condensed Consolidated Statement of Operations. For the three months ended June 30, 2022 and 2021, we recognized a loss of $103 million and a gain of $77 million, respectively. For the six months ended June 30, 2022 and 2021, we recognized a net loss of $147 million and a net gain of $9 million, respectively. The fair value of the Preferred Distribution Rate Reset Option, which was included in “Other long-term liabilities and deferred credits” on our Condensed Consolidated Balance Sheets, totaled $147 million and less than $1 million at June 30, 2022 and December 31, 2021, respectively. See Note 12 to our Consolidated Financial Statements included in Part IV of our 2021 Annual Report on Form 10-K for additional information regarding the PAA Series A preferred units and the Preferred Distribution Rate Reset Option.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Recurring Fair Value Measurements

Derivative Financial Assets and Liabilities

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis (in millions):

	Fair Value as of June 30, 2022				Fair Value as of December 31, 2021
Recurring Fair Value Measures (1)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity derivatives	$(76)	$(27)	$—	$(103)	$(17)	$(124)	$(2)	$(143)
Interest rate derivatives	—	136	—	136	—	65	—	65
Preferred Distribution Rate Reset Option and Other	—	—	(147)	(147)	—	—	—	—
Total net derivative asset/(liability)	$(76)	$109	$(147)	$(114)	$(17)	$(59)	$(2)	$(78)

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Rollforward of Level 3 Net Asset/(Liability)

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our derivatives classified as Level 3 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning Balance	$(44)	$(92)	$(2)	$(29)
Net gains/(losses) for the period included in earnings	(103)	77	(147)	9
Settlements	—	2	2	7
Ending Balance	$(147)	$(13)	$(147)	$(13)

Change in unrealized gains/(losses) included in earnings relating to Level 3 derivatives still held at the end of the period	$(103)	$77	$(147)	$9

Note 9—Related Party Transactions

See Note 17 to our Consolidated Financial Statements included in Part IV of our 2021 Annual Report on Form 10-K for a complete discussion of related parties, including the determination of our related parties and nature of involvement with such related parties.

During the three and six months ended June 30, 2022 and 2021, we recognized sales and transportation revenues, purchased petroleum products and utilized transportation and storage services from our related parties. These transactions were conducted at posted tariff rates or prices that we believe approximate market.

The impact to our Condensed Consolidated Statements of Operations from these transactions is included below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues from related parties	$10	$10	$22	$17

Purchases and related costs from related parties	$87	$95	$184	$185

Our receivable and payable amounts with these related parties as reflected on our Condensed Consolidated Balance Sheets were as follows (in millions):

	June 30, 2022	December 31, 2021
Trade accounts receivable and other receivables, net from related parties (1)	$47	$41

Trade accounts payable to related parties (1) (2)	$55	$72

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

At June 30, 2022, our estimated undiscounted reserve for environmental liabilities (excluding liabilities related to the Line 901 incident, as discussed further below) totaled $58 million, of which $10 million was classified as short-term and $48 million was classified as long-term. At December 31, 2021, our estimated undiscounted reserve for environmental liabilities (excluding liabilities related to the Line 901 incident) totaled $57 million, of which $11 million was classified as short-term and $46 million was classified as long-term. Such short-term liabilities are reflected in “Other current liabilities” and long-term liabilities are reflected in “Other long-term liabilities and deferred credits” on our Condensed Consolidated Balance Sheets. At both June 30, 2022 and December 31, 2021, we had recorded receivables (excluding receivables related to the Line 901 incident) totaling $11 million, for amounts probable of recovery under insurance and from third parties under indemnification agreements, $1 million of which for each period is reflected in “Other long-term assets, net” and the remainder is reflected in “Trade accounts receivable and other receivables, net” on our Condensed Consolidated Balance Sheets.

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

Shortly following the Line 901 incident, we established a claims line and encouraged any parties that were damaged by the release to contact us to discuss their damage claims. We received a number of claims through the claims line and we have processed those claims and made payments as appropriate. Nine class action lawsuits were filed against us; however, after various claims were either dismissed or consolidated, two proceedings remain pending in the United States District Court for the Central District of California. In the first proceeding, the plaintiffs claim two different classes of claimants were damaged by the release: (i) commercial fishermen who landed fish in certain specified fishing blocks in the waters off the coast of Southern California or persons or businesses who resold commercial seafood caught in those areas; and (ii) owners and lessees of residential beachfront properties, or properties with a private easement to a beach, where plaintiffs claim oil from the spill washed up. In order to fully and finally resolve all claims and litigation for both classes, we have reached an agreement in principle to settle this case in exchange for a payment of $230 million (the “Class Action Settlement”). The Class Action Settlement is subject to final approval of the trial court. In the second proceeding, the plaintiffs seek a declaratory judgment that Plains’ right-of-way agreements would not allow Plains to lay a new pipeline to replace Line 901 and/or the non-operating segment of Line 903 without paying additional compensation. No trial date has been set in that action.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In addition, after various other unitholder derivative lawsuits were either dismissed or consolidated, one proceeding remains pending in Delaware Chancery Court. Generally, the plaintiffs in the remaining derivative lawsuit claim that our Board of Directors failed to exercise proper oversight over PAA’s pipeline integrity efforts. In April 2022, Plains entered into a settlement agreement to settle this lawsuit, subject to court approval and notice to all PAA unitholders (the “Derivative Settlement”). Following preliminary court approval, on May 23, 2022 we filed a Current Report on Form 8-K with the SEC, and intend to follow up with a notice by mail to all current PAA unitholders. The key terms of the Derivative Settlement include a payment of Plaintiff’s attorneys’ fees by our insurers in the amount of approximately $2.0 million and the agreement of Plains to comply with various covenants regarding the implementation or continuation of certain Board oversight practices with respect to pipeline integrity.

We also received several other individual lawsuits and claims from companies, governmental agencies and individuals alleging damages arising out of the Line 901 incident. These lawsuits and claims generally seek restitution, compensatory and punitive damages, and/or injunctive relief. The majority of these lawsuits have been settled or dismissed by the court. The following lawsuits remain: (i) a lawsuit filed in the United States District Court for the Central District of California that was remanded to the California Superior Court in Santa Barbara County for lost revenue or profit asserted by a former oil producer that declared bankruptcy and shut in its offshore production platform following the Line 901 incident; (ii) a lawsuit filed by the California State Land Commission in California Superior Court in Santa Barbara County, seeking lost royalties following the shut-down of Line 901, as well as cost related to the decommissioning of such platform, and (iii) lawsuits filed in California Superior Court in Santa Barbara County, by various companies and individuals who provided labor, goods, or services associated with oil production activities they claim were disrupted following the Line 901 incident. We are vigorously defending these remaining lawsuits and believe we have strong defenses, including a lack of duty owed to the claimants to keep Line 901 in service.

In connection with the foregoing, including the Class Action Settlement and the Derivative Settlement, we have made adjustments to our total estimated Line 901 costs and the portion of such costs that we believe are probable of recovery from insurance carriers, net of deductibles. Effective as of June 30, 2022, we estimate that the aggregate total costs we have incurred or will incur with respect to the Line 901 incident will be approximately $725 million, which includes actual and projected emergency response and clean-up costs, natural resource damage assessments, fines and penalties payable pursuant to the Consent Decree, certain third party claims settlements (including the Class Action Settlement and the Derivative Settlement), and estimated costs associated with our remaining Line 901 lawsuits and claims as described above, as well as estimates for certain legal fees and statutory interest where applicable. We accrue such estimates of aggregate total costs to “Field operating costs” in our Condensed Consolidated Statements of Operations. This estimate considers our prior experience in environmental investigation and remediation matters and available data from, and in consultation with, our environmental and other specialists, as well as currently available facts and presently enacted laws and regulations. We have made assumptions for (i) the resolution of certain third party claims and lawsuits, but excluding claims and lawsuits with respect to which losses are not probable and reasonably estimable, and excluding future claims and lawsuits and (ii) the nature, extent and cost of legal services that will be required in connection with all lawsuits, claims and other matters requiring legal or expert advice associated with the Line 901 incident. Our estimate does not include any lost revenue associated with the shutdown of Line 901 or 903 and does not include any liabilities or costs that are not reasonably estimable at this time or that relate to contingencies where we currently regard the likelihood of loss as being only reasonably possible or remote. We believe we have accrued adequate amounts for all probable and reasonably estimable costs; however, this estimate is subject to uncertainties associated with the assumptions that we have made. For example, with respect to potential losses that we regard as only reasonably possible or remote, we have made assumptions regarding the strength of our legal position based on our assessment of the relevant facts and applicable law and precedent; if our assumptions regarding such matters turn out to be inaccurate (i.e., we are found to be liable under circumstances where we regard the likelihood of loss as being only reasonably possible or remote), we could be responsible for significant costs and expenses that are not currently included in our estimates and accruals. In addition, for any potential losses that we regard as probable and for which we have accrued an estimate of the potential losses, our estimates regarding damages, legal fees, court costs and interest could turn out to be inaccurate and the actual losses we incur could be significantly higher than the amounts included in our estimates and accruals. Also, the amount of time it takes for us to resolve all of the current and future lawsuits and claims that relate to the Line 901 incident could turn out to be significantly longer than we have assumed, and as a result the costs we incur for legal services could be significantly higher than we have estimated. Accordingly, our assumptions and estimates may turn out to be inaccurate and our total costs could turn out to be materially higher; therefore, we can provide no assurance that we will not have to accrue significant additional costs in the future with respect to the Line 901 incident.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2022, we had a remaining undiscounted gross liability of approximately $330 million related to this event, which aggregate amount is reflected in “Trade accounts payable” and “Other current liabilities” on our Condensed Consolidated Balance Sheet. We maintain insurance coverage, which is subject to certain exclusions and deductibles, in the event of such environmental liabilities; however, after giving effect to the settlements described above and assuming full collection of costs that we believe are probable of recovery from insurance providers, net of deductibles, we will reach the limit of our $500 million 2015 insurance program applicable to the Line 901 incident. Through June 30, 2022, we had collected, subject to customary reservations, approximately $260 million out of the $500 million of release costs that we believe are probable of recovery from insurance carriers, net of deductibles. Therefore, as of June 30, 2022, we have recognized a receivable of approximately $240 million for the portion of the release costs that we believe is probable of recovery from insurance, net of deductibles and amounts already collected. Such amount is recognized as a current asset in “Trade accounts receivable and other receivables, net” on our Condensed Consolidated Balance Sheet. We have completed the required clean-up and remediation work as determined by the Unified Command and the Unified Command has been dissolved; however, we expect to make payments for additional costs associated with restoration of the impacted areas, as well as legal, professional and regulatory costs during future periods. Taking into account the costs that we have included in our total estimate of costs for the Line 901 incident and considering what we regard as very strong defenses to the claims made in our remaining Line 901 lawsuits, we do not believe the ultimate resolution of such remaining lawsuits will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Other Litigation Matters. On July 19, 2022 Hartree Natural Gas Storage, LLC (“Hartree”) filed a lawsuit under seal in the Superior Court for the State of Delaware asserting claims against PAA Natural Gas Storage, L.P. and PAA arising out of a Membership Interest Purchase Agreement relating to the 2021 sale of the Pine Prairie Energy Center natural gas storage facility to Hartree. We believe the claims are without merit and that the outcome of the lawsuit will not have a material adverse effect on our financial condition, results of operations or cash flows. We intend to vigorously defend against the claims in the lawsuit.

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables reflect certain financial data for each segment (in millions):

	Crude Oil	NGL	Intersegment Revenues Elimination	Total
Three Months Ended June 30, 2022
Revenues (1):
Product sales	$15,625	$525	$(143)	$16,007
Services	315	45	(8)	352
Total revenues	$15,940	$570	$(151)	$16,359
Equity earnings in unconsolidated entities	$104	$—		$104
Segment Adjusted EBITDA	$494	$120		$614
Maintenance capital expenditures	$25	$18		$43

Three Months Ended June 30, 2021
Revenues (1):
Product sales	$9,500	$198	$(75)	$9,623
Services	279	32	(4)	307
Total revenues	$9,779	$230	$(79)	$9,930
Equity earnings in unconsolidated entities	$33	$—		$33
Segment Adjusted EBITDA	$553	$21		$574
Maintenance capital expenditures	$23	$14		$37

Six Months Ended June 30, 2022
Revenues (1):
Product sales	$28,435	$1,207	$(254)	$29,388
Services	584	97	(16)	665
Total revenues	$29,019	$1,304	$(270)	$30,053
Equity earnings in unconsolidated entities	$201	$—		$201
Segment Adjusted EBITDA	$946	$281		$1,227
Maintenance capital expenditures	$45	$25		$70

Six Months Ended June 30, 2021
Revenues (1):
Product sales	$17,086	$798	$(178)	$17,706
Services	546	71	(10)	607
Total revenues	$17,632	$869	$(188)	$18,313
Equity earnings in unconsolidated entities	$121	$—		$121
Segment Adjusted EBITDA	$1,027	$90		$1,117
Maintenance capital expenditures	$52	$21		$73

(1)Segment revenues include intersegment amounts that are eliminated in Purchases and related costs. Intersegment activities are conducted at posted tariff rates where applicable, or otherwise at rates similar to those charged to third parties or rates that we believe approximate market at the time the agreement is executed or renegotiated.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Segment Adjusted EBITDA Reconciliation

The following table reconciles Segment Adjusted EBITDA to Net income attributable to PAGP (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Segment Adjusted EBITDA	$614	$574	$1,227	$1,117
Adjustments: (1)
Depreciation and amortization of unconsolidated entities (2)	(17)	(68)	(37)	(88)
Gains/(losses) from derivative activities and inventory valuation adjustments (3)	75	(163)	(13)	35
Long-term inventory costing adjustments (4)	13	27	105	68
Deficiencies under minimum volume commitments, net (5)	(10)	(6)	(15)	26
Equity-indexed compensation expense (6)	(7)	(4)	(15)	(9)
Net gain/(loss) on foreign currency revaluation (7)	(3)	1	(1)	2
Line 901 incident (8)	—	—	(85)	—
Significant transaction-related expenses (9)	—	(3)	—	(3)
Adjusted EBITDA attributable to noncontrolling interests in consolidated joint ventures (10)	89	4	166	7
Unallocated general and administrative expenses (11)	(2)	(2)	(3)	(3)
Depreciation and amortization	(243)	(197)	(475)	(375)
Gains/(losses) on asset sales and asset impairments, net	3	(369)	46	(370)
Interest expense, net	(99)	(107)	(206)	(213)
Other income/(expense), net	(118)	84	(155)	23
Income/(loss) before tax	295	(229)	539	217
Income tax (expense)/benefit	(56)	17	(91)	(36)
Net income/(loss)	239	(212)	448	181
Net (income)/loss attributable to noncontrolling interests	(208)	143	(395)	(180)
Net income/(loss) attributable to PAGP	$31	$(69)	$53	$1

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
(9)Includes expenses associated with the Permian JV transaction announced in July 2021. See Note 7 to our Consolidated Financial Statements included in Part IV of our 2021 Annual Report on Form 10-K for further discussion of the joint venture transaction.
(10)Reflects amounts attributable to noncontrolling interests in the Permian JV and Red River LLC.
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

Our discussion and analysis includes the following:

•Executive Summary
•Results of Operations
•Liquidity and Capital Resources
•Recent Accounting Pronouncements
•Forward-Looking Statements

Executive Summary

Company Overview

We are a Delaware limited partnership that has elected to be taxed as a corporation for United States federal income tax purposes. As of June 30, 2022, our sole cash-generating assets consisted of (i) a 100% managing member interest in GP LLC and (ii) an approximate 81% limited partner interest in AAP through our direct ownership of AAP units and indirect ownership of AAP units through GP LLC, which also holds the non-economic general partner interest in AAP. As of June 30, 2022, AAP directly owned a limited partner interest in PAA through its ownership of approximately 241.5 million PAA common units (approximately 31% of PAA’s total outstanding common units and Series A preferred units combined). AAP is the sole member of PAA GP, which holds the non-economic general partner interest in PAA.

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

Overview of Operating Results

During the first six months of 2022, we recognized net income of $448 million compared to net income of $181 million recognized during the first six months of 2021. Results from our operations increased for the first six months of 2022 over the comparable 2021 period driven primarily by more favorable margins in our NGL segment and increased earnings from higher volumes on our crude oil pipelines. However, these items were partially offset by the impact from the sale of our natural gas storage facilities in the third quarter of 2021 and higher field operating costs in the 2022 period primarily from (i) an increase in estimated costs associated with the Line 901 incident and (ii) gains related to hedged power costs resulting from the extreme winter weather event that occurred in February 2021 (“Winter Storm Uri”) recognized in the first quarter of 2021.

Results for the first six months of 2022 included a net gain on asset sales of $46 million, compared to a net loss on asset sales and asset impairments of $370 million included in results for the first six months of 2021. The 2022 period was also impacted by a loss on the mark-to-market adjustment of the Preferred Distribution Rate Reset Option and higher income tax expense.

See the “Results of Operations” section below for further discussion.

Results of Operations

Consolidated Results

The following table sets forth an overview of our consolidated financial results calculated in accordance with GAAP (in millions, except per share data):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2022	2021	$	%	2022	2021	$	%
Product sales revenues	$16,007	$9,623	$6,384	66%	$29,388	$17,706	$11,682	66%
Services revenues	352	307	45	15%	665	607	58	10%
Purchases and related costs	(15,324)	(9,277)	(6,047)	(65)%	(28,109)	(16,669)	(11,440)	(69)%
Field operating costs	(307)	(252)	(55)	(22)%	(653)	(471)	(182)	(39)%
General and administrative expenses	(80)	(74)	(6)	(8)%	(163)	(142)	(21)	(15)%
Depreciation and amortization	(243)	(197)	(46)	(23)%	(475)	(375)	(100)	(27)%
Gains/(losses) on asset sales and asset impairments, net	3	(369)	372	101%	46	(370)	416	112%
Equity earnings in unconsolidated entities	104	33	71	215%	201	121	80	66%
Interest expense, net	(99)	(107)	8	7%	(206)	(213)	7	3%
Other income/(expense), net	(118)	84	(202)	**	(155)	23	(178)	**
Income tax (expense)/benefit	(56)	17	(73)	**	(91)	(36)	(55)	(153)%
Net income/(loss)	239	(212)	451	213%	448	181	267	148%
Net (income)/loss attributable to noncontrolling interests	(208)	143	(351)	(245)%	(395)	(180)	(215)	(119)%
Net income/(loss) attributable to PAGP	$31	$(69)	$100	145%	$53	$1	$52	**

Basic and diluted net income/(loss) per Class A share	$0.16	$(0.35)	$0.51	146%	$0.27	$—	$0.27	N/A
Basic and diluted weighted average Class A shares outstanding	194	194	—	—%	194	194	—	—%

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

The following table presents the range of the NYMEX WTI benchmark price of crude oil (in dollars per barrel):

	NYMEX WTI Crude Oil Price
	Low	High	Average
Three Months Ended June 30, 2022	$94	$122	$109
Three Months Ended June 30, 2021	$59	$74	$66

Six Months Ended June 30, 2022	$76	$124	$102
Six Months Ended June 30, 2021	$48	$74	$62

Product sales revenues and purchases increased for the three and six months ended June 30, 2022, compared to the same periods in 2021 primarily due to higher prices and volumes in the 2022 periods.

Revenues from services increased for the three and six months ended June 30, 2022, compared to the same periods in 2021 primarily due to higher prices and volumes in the 2022 periods, partially offset by the impact of the sale of our natural gas storage facilities in the third quarter of 2021.

See further discussion of our net revenues in the “—Analysis of Operating Segments” section below.

Field Operating Costs

See discussion of field operating costs in the “—Analysis of Operating Segments” section below.

General and Administrative Expenses

The increase in general and administrative expenses for the three and six months ended June 30, 2022 compared to the same periods in 2021 was primarily due to (i) employee-related costs, including an increase in equity-indexed compensation expense on equity-classified awards (which is excluded in the calculation of Adjusted EBITDA and Segment Adjusted EBITDA) due to changes in plan assumptions, (ii) higher office rent due to an operating cost abatement in the prior year and (iii) reduced wage subsidies received by our Canadian subsidiary in the current periods. For the six months ended June 30, 2022, the increase was also attributed to costs associated with the formation of the Permian JV, a portion of which are transition related.

Gains/(Losses) on Asset Sales and Asset Impairments, Net

During the first quarter of 2022, we recognized a gain of $40 million related to the sale of land and buildings in California.

The net loss on asset sales and asset impairments for 2021 primarily consisted of (i) an approximate $475 million non-cash impairment charge related to the write-down of our Pine Prairie and Southern Pines natural gas storage facilities upon classification as held for sale during the second quarter (these assets were sold in August 2021) and (ii) a gain of $106 million recognized in the second quarter related to the asset exchange agreement (the “Asset Exchange”) involving the sale of one of our crude oil pipelines in Canada in exchange for additional interests in certain Empress natural gas processing plants.

Depreciation and Amortization

The increase in depreciation and amortization expense for the three and six months ended June 30, 2022 compared to the same periods in 2021 was driven by depreciation expense on the assets contributed by Oryx Midstream Holdings LLC (“Oryx Midstream”) upon formation of the Permian JV.

Other Income/(Expense), Net

The following table summarizes the components impacting Other income/(expense), net (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gain/(loss) related to mark-to-market adjustment of Preferred Distribution Rate Reset Option (1)	$(103)	$77	$(147)	$9
Net gain/(loss) on foreign currency revaluation (2)	(16)	6	(9)	13
Other	1	1	1	1
	$(118)	$84	$(155)	$23

(1)See Note 8 to our Condensed Consolidated Financial Statements for additional information.
(2)The activity during the periods presented was primarily related to the impact from the change in the United States dollar to Canadian dollar exchange rate on the portion of our intercompany net investment that is not long-term in nature.

Income Tax (Expense)/Benefit

The net unfavorable income tax variance for the three and six months ended June 30, 2022 compared to the same periods in 2021 was primarily a result of increased income in our Canadian operations.

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

The following table sets forth the reconciliation of the non-GAAP financial performance measures Adjusted EBITDA and Adjusted EBITDA attributable to PAA from Net Income (in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2022	2021	$	%	2022	2021	$	%
Net income/(loss)	$239	$(212)	$451	213%	$448	$181	$267	148%
Interest expense, net	99	107	(8)	(7)%	206	213	(7)	(3)%
Income tax expense/(benefit)	56	(17)	73	429%	91	36	55	153%
Depreciation and amortization	243	197	46	23%	475	375	100	27%
(Gains)/losses on asset sales and asset impairments, net	(3)	369	(372)	(101)%	(46)	370	(416)	(112)%
Depreciation and amortization of unconsolidated entities (1)	17	68	(51)	(75)%	37	88	(51)	(58)%
Unallocated general and administrative expenses (2)	2	2	—	—%	3	3	—	—%
Selected Items Impacting Comparability:
(Gains)/losses from derivative activities and inventory valuation adjustments	(75)	163	(238)	**	13	(35)	48	**
Long-term inventory costing adjustments	(13)	(27)	14	**	(105)	(68)	(37)	**
Deficiencies under minimum volume commitments, net	10	6	4	**	15	(26)	41	**
Equity-indexed compensation expense	7	4	3	**	15	9	6	**
Net (gain)/loss on foreign currency revaluation	3	(1)	4	**	1	(2)	3	**
Line 901 incident	—	—	—	**	85	—	85	**
Significant transaction-related expenses	—	3	(3)	**	—	3	(3)	**
Selected Items Impacting Comparability - Segment Adjusted EBITDA (3)	(68)	148	(216)	**	24	(119)	143	**
(Gains)/losses from derivative activities (4)	103	(77)	180	**	147	(9)	156	**
Net (gain)/loss on foreign currency revaluation (5)	16	(6)	22	**	9	(13)	22	**
Selected Items Impacting Comparability - Adjusted EBITDA (6)	51	65	(14)	**	180	(141)	321	**
Adjusted EBITDA (6)	$704	$579	$125	22%	$1,394	$1,125	$269	24%
Adjusted EBITDA attributable to noncontrolling interests in consolidated joint ventures (7)	(89)	(4)	(85)	**	(166)	(7)	(159)	**
Adjusted EBITDA attributable to PAA	$615	$575	$40	7%	$1,228	$1,118	$110	10%

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

The following tables set forth our operating results from our Crude Oil segment:

Operating Results (1)	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(in millions)	2022	2021	$	%	2022	2021	$	%
Revenues	$15,940	$9,779	$6,161	63%	$29,019	$17,632	$11,387	65%
Purchases and related costs	(15,163)	(9,127)	(6,036)	(66)%	(27,556)	(16,174)	(11,382)	(70)%
Field operating costs	(233)	(203)	(30)	(15)%	(515)	(368)	(147)	(40)%
Segment general and administrative expenses (2)	(59)	(54)	(5)	(9)%	(122)	(104)	(18)	(17)%
Equity earnings in unconsolidated entities	104	33	71	215%	201	121	80	66%

Adjustments (3):
Depreciation and amortization of unconsolidated entities	17	68	(51)	(75)%	37	88	(51)	(58)%
(Gains)/losses from derivative activities and inventory valuation adjustments	(29)	76	(105)	(138)%	30	(83)	113	136%
Long-term inventory costing adjustments	(13)	(27)	14	52%	(98)	(62)	(36)	(58)%
Deficiencies under minimum volume commitments, net	10	6	4	67%	15	(26)	41	158%
Equity-indexed compensation expense	7	4	3	75%	15	9	6	67%
Net (gain)/loss on foreign currency revaluation	2	(1)	3	300%	1	(2)	3	150%
Line 901 incident	—	—	—	N/A	85	—	85	N/A
Significant transaction-related expenses	—	3	(3)	(100)%	—	3	(3)	(100)
Adjusted EBITDA attributable to noncontrolling interests in consolidated joint ventures	(89)	(4)	(85)	**	(166)	(7)	(159)	**
Segment Adjusted EBITDA	$494	$553	$(59)	(11)%	$946	$1,027	$(81)	(8)%

Maintenance capital	$25	$23	$2	9%	$45	$52	$(7)	(13)%

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
Average Volumes	2022	2021	Volumes	%	2022	2021	Volumes	%
Tariff activities volumes (4)
Crude oil pipelines tariff volumes (by region):
Permian Basin (5)	5,434	4,189	1,245	30%	5,324	3,972	1,352	34%
South Texas / Eagle Ford (5)	338	314	24	8%	352	317	35	11%
Mid-Continent (5)	483	467	16	3%	478	420	58	14%
Gulf Coast	200	159	41	26%	198	152	46	30%
Rocky Mountain (5)	353	327	26	8%	350	307	43	14%
Western	284	256	28	11%	259	246	13	5%
Canada	325	294	31	11%	328	305	23	8%
Crude oil pipelines tariff activities total volumes	7,417	6,006	1,411	23%	7,289	5,719	1,570	27%

Commercial crude oil storage capacity (5) (6)	72	73	(1)	(1)%	72	73	(1)	(1)%

Crude oil lease gathering purchases (4)	1,368	1,352	16	1%	1,364	1,264	100	8%

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

Segment Adjusted EBITDA

Crude Oil Segment Adjusted EBITDA decreased for the three and six months ended June 30, 2022 compared to the same periods in 2021 primarily due to (i) the sale of our natural gas storage facilities in August of 2021 (which were reported in our Crude Oil Segment) and (ii) the monetization of contango hedges that benefited the 2021 periods. The six-month comparative period was further impacted by gains related to hedged power costs resulting from Winter Storm Uri recognized in the first quarter of 2021. These items were partially offset by increased earnings in the first half of 2022 from higher volumes on our pipelines and higher loss allowance revenue.

The following is a more detailed discussion of the significant factors impacting Segment Adjusted EBITDA for the three and six months ended June 30, 2022 compared to the same periods in 2021.

•Natural Gas Storage Assets. We sold our natural gas storage facilities in August 2021, which was a significant driver of the decrease in our overall results for 2022 compared to 2021. Net revenues from our natural gas storage facilities were approximately $26 million for the three months ended June 30, 2021 and $68 million for the six months ended June 30, 2021, which included the benefit of favorable margins from hub activities related to Winter Storm Uri, as mentioned below.

•Market Opportunities. During the first half of 2021, we benefited from the monetization of contango hedges and favorable crude oil differentials, which was a significant driver of the unfavorable variance in our results year-over-year. This unfavorable variance was partially offset by the sale of excess linefill in a higher crude oil price environment during 2022.

•Tariff Activities. In October of 2021, we closed on the transaction with Oryx Midstream to merge our respective Permian Basin assets, with the exception of our long-haul pipeline systems and certain of our intra-basin assets, into the Permian JV. The additional volumes from the pipelines contributed by Oryx Midstream upon formation of the Permian JV were the most significant driver of our volume growth year-over-year. We deduct the portion of the financial results attributable to Oryx Midstream’s 35% interest in the Permian JV in determining Segment Adjusted EBITDA, which partially offset the favorable impact of the volume growth when comparing Segment Adjusted EBITDA for the first half of 2022 compared to 2021.

•Pipeline Projects. The Capline pipeline reversal project and phase two of the Wink to Webster pipeline project have been completed and were placed in service in the first quarter of 2022, which favorably impacted equity earnings in unconsolidated entities and our tariff volumes for the first half of 2022.

The variance in equity earnings in unconsolidated entities for the three and six months ended June 30, 2022 compared to the same periods in 2021 was also driven by the unfavorable impact to the prior periods of the recognition of our proportionate share of the write-off of costs associated with a capital project canceled during the second quarter of 2021 (which impacted equity earnings in unconsolidated entities but is excluded from Segment Adjusted EBITDA and thus is reflected as an “Adjustment” as “Depreciation and amortization of unconsolidated entities” in the table above).

•Pipeline Loss Allowance Revenue. Pipeline loss allowance revenues increased for the three and six months ended June 30, 2022 compared to the same periods in 2021 primarily due to higher prices and volumes during the 2022 periods.

•Winter Storm Uri. During the first quarter of 2021, Winter Storm Uri had a negative impact on our volumes; however, this impact was more than offset during the 2021 period by gains related to hedged power costs, which are reflected in equity earnings and field operating costs, and favorable margins from hub activities at our natural gas storage facilities resulting from Winter Storm Uri.

•Minimum Volume Commitments. For the six months ended June 30, 2022 and 2021, Segment Adjusted EBITDA includes approximately $98 million and $82 million, respectively, associated with deficiencies under minimum volume commitments under contracts that have make-up rights. Although the payments have been received associated with the volume deficiencies, the revenues are not recognized until future periods when either the shortfall is made up or when the shipper’s make-up rights expire or it is determined that their ability to utilize the make-up right is remote. During the six months ended June 30, 2022 and 2021, we recognized approximately $83 million and $108 million, respectively, associated with deficiencies under minimum volume commitments that were previously deferred. The amount presented as an “Adjustment” in the table above reflects the net adjustment for revenues deferred during the period and the reversal of previously deferred revenues that were recognized during the period. The net impact to Segment Adjusted EBITDA associated with deficiencies under minimum volume commitments was not significant for the three month comparative periods.

•Field Operating Costs. The increase in field operating costs for the three and six months ended June 30, 2022 compared to the same periods in 2021 was primarily due to (i) incremental operating costs from the Permian JV, which were partially offset by the divestiture of our natural gas storage facilities, (ii) increased utilities as a result of higher volumes, (iii) increased trucking costs resulting from higher third-party trucked volumes and diesel fuel prices and (iv) a change in our estimate of remediation costs. For the six months ended June 30, 2022, the increase compared to 2021 was also attributable to additional estimated costs associated with the Line 901 incident (which impact field operating costs but are excluded from Segment Adjusted EBITDA and thus are reflected as an “Adjustment” in the table above) and the impact of gains related to hedged power costs resulting from Winter Storm Uri recognized in the first quarter of 2021.

Segment General and Administrative Expenses. See the “—Consolidated Results” section above for a discussion of general and administrative expenses.

Maintenance Capital. The decrease in maintenance capital spending for the six months ended June 30, 2022 compared to the same period in 2021 was primarily due to completion of certain projects.

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

The following tables set forth our operating results from our NGL segment:

Operating Results (1)	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(in millions, except per barrel data)	2022	2021	$	%	2022	2021	$	%
Revenues	$570	$230	$340	148%	$1,304	$869	$435	50%
Purchases and related costs	(312)	(229)	(83)	(36)%	(823)	(683)	(140)	(20)%
Field operating costs	(74)	(49)	(25)	(51)%	(138)	(103)	(35)	(34)%
Segment general and administrative expenses (2)	(19)	(18)	(1)	(6)%	(38)	(35)	(3)	(9)%

Adjustments (3):
(Gains)/losses from derivative activities and inventory valuation adjustments	(46)	87	(133)	(153)%	(17)	48	(65)	(135)%
Long-term inventory costing adjustments	—	—	—	N/A	(7)	(6)	(1)	(17)%
Net loss on foreign currency revaluation	1	—	1	N/A	—	—	—	N/A
Segment Adjusted EBITDA	$120	$21	$99	471%	$281	$90	$191	212%

Maintenance capital	$18	$14	$4	29%	$25	$21	$4	19%

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
Average Volumes (in thousands of barrels per day) (4)	2022	2021	Volumes	%	2022	2021	Volumes	%
NGL fractionation	137	129	8	6%	136	136	—	—%

NGL pipeline tariff	187	181	6	3%	182	182	—	—%

NGL sales	101	112	(11)	(10)%	134	165	(31)	(19)%

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

Segment Adjusted EBITDA

NGL Segment Adjusted EBITDA increased for the three and six months ended June 30, 2022 compared to the same periods in 2021 primarily due to the favorable impact of higher realized fractionation spreads between the price of natural gas and the extracted NGL (“frac spreads”) and higher NGL sales prices.

Significant variances in the components of Segment Adjusted EBITDA are discussed in more detail below.

Net Revenues. Net revenues from our NGL activities increased for the three and six months ended June 30, 2022 compared to the same periods in 2021 primarily due to higher realized frac spreads and higher NGL sales prices, partially offset by lower NGL sales volumes due to a reduction in lower margin hub activity. Additionally, net revenues for the 2022 periods compared to 2021 include the benefit of our increased ownership in the Empress straddle plants effective June 2021 and higher product gains at certain of our NGL storage and fractionation facilities.

Field Operating Costs. The increase in field operating costs for the three and six months ended June 30, 2022 compared to the same periods in 2021 was primarily due to increased power-related costs associated with (i) our increased ownership in the Empress straddle plants, (ii) higher prices in the 2022 periods, and (iii) a reduction in unrealized mark-to-market gains in the second quarter of 2022 (which impact our field operating costs but are excluded from Segment Adjusted EBITDA and thus are reflected as an “Adjustment” in the table above).

Maintenance Capital. The increase in maintenance capital spending for the three and six months ended June 30, 2022 compared to the same periods in 2021 was primarily due to timing of scheduled projects.

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

As of June 30, 2022, although we had a working capital deficit of $212 million, we had approximately $2.8 billion of liquidity available to meet our ongoing operating, investing and financing needs, subject to continued covenant compliance, as noted below (in millions):

As of June 30, 2022
Availability under PAA senior unsecured revolving credit facility (1) (2)	$1,321
Availability under PAA senior secured hedged inventory facility (1) (2)	1,345
Amounts outstanding under PAA commercial paper program	(115)
Subtotal	2,551
Cash and cash equivalents	270
Total	$2,821

(1)Represents availability prior to giving effect to borrowings outstanding under the PAA commercial paper program, which reduce available capacity under the facilities.

(2)Available capacity under the PAA senior unsecured revolving credit facility and the PAA senior secured hedged inventory facility was reduced by outstanding letters of credit of $29 million and $5 million, respectively.

Usage of PAA’s credit facilities, and, in turn, its commercial paper program, is subject to ongoing compliance with covenants. The credit agreements for PAA’s revolving credit facilities (which impact PAA’s ability to access its commercial paper program because they provide the financial backstop that supports its short-term credit ratings) and the indentures governing its senior notes contain cross-default provisions. A default under PAA’s credit agreements or indentures would permit the lenders to accelerate the maturity of the outstanding debt. Additionally, lack of compliance with the provisions in PAA’s credit agreements may restrict its ability to make distributions of available cash. PAA was in compliance with the covenants contained in its credit agreements and indentures as of June 30, 2022.

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

Net cash provided by operating activities for the first six months of 2022 and 2021 was $1.129 billion and $1.023 billion, respectively, and primarily resulted from earnings from our operations.

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

	Six Months Ended June 30,
	2022	2021
Investment capital (1) (2)	$181	$142
Maintenance capital (1)	70	73
Acquisition capital	—	32
	$251	$247

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

Divestitures

Proceeds from the sale of assets have generally been used to fund our investment capital projects and reduce debt levels. The following table summarizes the proceeds received during the first six months of 2022 and 2021 from sales of assets (in millions):

	Six Months Ended June 30,
	2022	2021
Proceeds from divestitures (1)	$57	$22

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

Borrowings and Repayments Under Credit Arrangements

During the six months ended June 30, 2022, we had net borrowings under the PAA credit facilities and commercial paper program of approximately $115 million. The net borrowings resulted primarily from borrowings during the period related to funding needs for capital investments, inventory purchases, senior notes repayments and other general partnership purposes, partially offset by cash flow from operating activities and proceeds from asset sales.

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

Repayment of Senior Notes

On March 1, 2022, PAA redeemed its 3.65%, $750 million senior notes due June 2022. PAA utilized cash on hand and borrowings under its commercial paper program to repay these senior notes.

Common Equity Repurchase Program

PAA repurchased 7.3 million and 5.3 million common units under the Program through open market purchases that settled during the six months ended June 30, 2022 and 2021, respectively, for a total purchase price of $74 million and $53 million, respectively, including commissions and fees. At June 30, 2022, the remaining available capacity under the Program was $198 million.

Registration Statements

PAGP Registration Statements. We have filed with the SEC a shelf registration statement that, subject to effectiveness at the time of use, allows us to issue, in the aggregate, up to a specified amount of equity securities (the “PAGP Traditional Shelf”), under which we had approximately $939 million of unsold securities available at June 30, 2022. We also have access to a shelf registration statement (the “PAGP WKSI Shelf”), which provides us with the ability to offer and sell an unlimited amount of equity securities, subject to market conditions and capital needs. We did not conduct any offerings under the PAGP Traditional Shelf or the PAGP WKSI Shelf during the six months ended June 30, 2022.

PAA Registration Statements. PAA periodically accesses the capital markets for both equity and debt financing. PAA has filed with the SEC a universal shelf registration statement that, subject to effectiveness at the time of use, allows PAA to issue, in the aggregate, up to a specified amount of debt or equity securities (the “PAA Traditional Shelf”), under which PAA had approximately $1.1 billion of unsold securities available at June 30, 2022. PAA also has access to a universal shelf registration statement (the “PAA WKSI Shelf”), which provides it with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and capital needs. PAA did not conduct any offerings under the PAA Traditional Shelf or the PAA WKSI Shelf during the six months ended June 30, 2022.

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

On August 12, 2022, we will pay a quarterly cash distribution of $0.2175 per Class A share ($0.87 per share on an annualized basis) to shareholders of record at the close of business on July 29, 2022 for the period from April 1, 2022 through June 30, 2022, which is unchanged from the distribution per share paid in May of 2022.

See Note 7 to our Condensed Consolidated Financial Statements for details of distributions paid during or pertaining to the first six months of 2022.

Distributions to Noncontrolling Interests

Distributions to noncontrolling interests represent amounts paid on interests in consolidated entities that are not owned by us. As of June 30, 2022, noncontrolling interests in our subsidiaries consisted of (i) limited partner interests in PAA including a 69% interest in PAA’s common units and PAA’s Series A preferred units combined and 100% of PAA’s Series B preferred units, (ii) an approximate 19% limited partner interest in AAP, (iii) a 35% interest in the Permian JV and (iv) a 33% interest in Red River LLC.

On August 12, 2022, PAA will pay a quarterly cash distribution of $0.2175 per common unit ($0.87 per unit on an annualized basis) to unitholders of record at the close of business on July 29, 2022 for the period from April 1, 2022 through June 30, 2022, which is unchanged from the distribution per unit paid in May of 2022.

See Note 7 to our Condensed Consolidated Financial Statements for details of distributions paid to noncontrolling interests during the six months ended June 30, 2022.

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

The following table includes our best estimate of the amount and timing of these payments as well as other amounts due under the specified contractual obligations as of June 30, 2022 (in millions):

	Remainder of 2022	2023	2024	2025	2026	2027 and Thereafter	Total
Crude oil, NGL and other purchases (1)	$15,162	$26,076	$24,981	$23,556	$22,154	$67,795	$179,724

(1)Amounts are primarily based on estimated volumes and market prices based on average activity during June 2022. The actual physical volume purchased and actual settlement prices will vary from the assumptions used in the table. Uncertainties involved in these estimates include levels of production at the wellhead, weather conditions, changes in market prices and other conditions beyond our control.

Letters of Credit. In connection with merchant activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil, NGL and natural gas. Additionally, we issue letters of credit to support insurance programs, derivative transactions, including hedging-related margin obligations, and construction activities. At June 30, 2022 and December 31, 2021, we had outstanding letters of credit of approximately $34 million and $98 million, respectively.

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
•declines in global crude oil demand and crude oil prices (whether due to the COVID-19 pandemic, future pandemics or other factors) that correspondingly lead to a significant reduction of North American crude oil and NGL production (whether due to reduced producer cash flow to fund drilling activities or the inability of producers to access capital, or both, the unavailability of pipeline and/or storage capacity, the shutting-in of production by producers, government-mandated pro-ration orders, or other factors), which in turn could result in significant declines in the actual or expected volume of crude oil and NGL shipped, processed, purchased, stored, fractionated and/or gathered at or through the use of our assets and/or the reduction of commercial opportunities that might otherwise be available to us;
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
•the impact of current and future laws, rulings, governmental regulations, executive orders, trade policies, accounting standards and statements, and related interpretations, including legislation, executive orders or regulatory initiatives that prohibit, restrict or regulate hydraulic fracturing or that prohibit the development of oil and gas resources and the related infrastructure on lands dedicated to or served by our pipelines;
•loss of key personnel and inability to attract and retain new talent;
•disruptions to futures markets for crude oil, NGL and other petroleum products, which may impair our ability to execute our commercial or hedging strategies;
•the effectiveness of our risk management activities;
•shortages or cost increases of supplies, materials or labor;

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

The fair value of our commodity derivatives and the change in fair value as of June 30, 2022 that would be expected from a 10% price increase or decrease is shown in the table below (in millions):

	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease
Crude oil	$(78)	$(10)	$10
Natural gas	71	$31	$(31)
NGL and other	(96)	$(105)	$105
Total fair value	$(103)

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

Interest Rate Risk

Our use of variable rate debt and any forecasted issuances of fixed rate debt expose us to interest rate risk. Therefore, from time to time, we use interest rate derivatives to hedge interest rate risk associated with anticipated interest payments and, in certain cases, outstanding debt instruments. All of PAA’s senior notes are fixed rate notes and thus are not subject to interest rate risk. Our variable rate debt outstanding at June 30, 2022, approximately $115 million, was subject to interest rate re-sets that generally range from one day to approximately one week. The average interest rate on variable rate debt that was outstanding during the three months ended June 30, 2022 was 1.2%, based upon rates in effect during such period. The fair value of our interest rate derivatives was a net asset of $136 million as of June 30, 2022. A 10% increase in the forward LIBOR curve as of June 30, 2022 would have resulted in an increase of $22 million to the fair value of our interest rate derivatives. A 10% decrease in the forward LIBOR curve as of June 30, 2022 would have resulted in a decrease of $22 million to the fair value of our interest rate derivatives. See Note 8 to our Condensed Consolidated Financial Statements for a discussion of our interest rate risk hedging activities.

Preferred Distribution Rate Reset Option

The Preferred Distribution Rate Reset Option of PAA’s Series A preferred units is an embedded derivative that must be bifurcated from the related host contract, PAA’s partnership agreement, and recorded at fair value in our Condensed Consolidated Balance Sheets. The valuation model utilized for this embedded derivative contains inputs including PAA’s common unit price, ten-year United States treasury rates, default probabilities and timing estimates to ultimately calculate the fair value of PAA’s Series A preferred units with and without the Preferred Distribution Rate Reset Option. The fair value of this embedded derivative was a liability of $147 million as of June 30, 2022. A 10% increase or decrease in the fair value would have an impact of $15 million. See Note 8 to our Condensed Consolidated Financial Statements for a discussion of embedded derivatives.

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

Applicable SEC rules require an evaluation of the effectiveness of our DCP. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our DCP as of June 30, 2022, the end of the period covered by this report, and, based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our DCP is effective.

Changes in Internal Control over Financial Reporting

In addition to the information concerning our DCP, we are required to disclose certain changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.16	—	Description of Our Securities (incorporated by reference to Exhibit 4.17 to our Annual Report on Form 10-K for the year ended December 31, 2021).

10.1*	—
Form of Amended and Restated Special Retention LTIP Grant Letter Dated February 24, 2022 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

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

August 8, 2022

	By:	/s/ Al Swanson
Al Swanson,
Executive Vice President and Chief Financial Officer of PAA GP Holdings LLC
(Principal Financial Officer)

August 8, 2022

	By:	/s/ Chris Herbold
Chris Herbold,
Senior Vice President, Finance and Chief Accounting Officer of PAA GP Holdings LLC
(Principal Accounting Officer)

August 8, 2022