Form 10-K
period 2022-12-31
PLAINS GP HOLDINGS LP
filed 2023-03-01
CIK 1581990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the approximately 189.2 million Class A shares held by non-affiliates of the registrant (treating all executive officers and directors of the registrant and holders of 10% or more of the Class A shares outstanding, for this purpose, as if they are affiliates of the registrant) on June 30, 2022 was approximately $1.9 billion, based on a closing price of $10.32 per Class A share as reported on the Nasdaq Global Select Market on such date.
As of February 14, 2023, there were 194,407,642 Class A shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A pertaining to the 2023 Annual Meeting of Shareholders are incorporated by reference into Part III hereof. The registrant intends to file such Proxy Statement no later than 120 days after the end of the fiscal year covered by this Form 10-K.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
FORM 10-K—2022 ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

All statements included in this report, other than statements of historical fact, are forward-looking statements, including but not limited to statements incorporating the words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend” and “forecast,” as well as similar expressions and statements regarding our business strategy, plans and objectives for future operations. The absence of such words, expressions or statements, however, does not mean that the statements are not forward-looking. Any such forward-looking statements reflect our current views with respect to future events, based on what we believe to be reasonable assumptions. Certain factors could cause actual results or outcomes to differ materially from the results or outcomes anticipated in the forward-looking statements. The most important of these factors include, but are not limited to:

•our expected receipt of, and amounts of, distributions from Plains AAP, L.P., and the effect thereof on our ability to pay distributions to our Class A shareholders;
•general economic, market or business conditions in the United States and elsewhere (including the potential for a recession or significant slowdown in economic activity levels, the risk of persistently high inflation and continued supply chain issues, the impact of pandemics on demand and growth, and the timing, pace and extent of economic recovery) that impact (i) demand for crude oil, drilling and production activities and therefore the demand for the midstream services we provide and (ii) commercial opportunities available to us;
•declines in global crude oil demand and crude oil prices (whether due to pandemics or other factors) or other factors that correspondingly lead to a significant reduction of North American crude oil and natural gas liquids (“NGL”) production (whether due to reduced producer cash flow to fund drilling activities or the inability of producers to access capital, or both, the unavailability of pipeline and/or storage capacity, the shutting-in of production by producers, government-mandated pro-ration orders, or other factors), which in turn could result in significant declines in the actual or expected volume of crude oil and NGL shipped, processed, purchased, stored, fractionated and/or gathered at or through the use of our assets and/or the reduction of the margins we can earn or the commercial opportunities that might otherwise be available to us;
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
•the impact of current and future laws, rulings, governmental regulations, executive orders, trade policies, accounting standards and statements, and related interpretations, including legislation, executive orders or regulatory initiatives that prohibit, restrict or regulate hydraulic fracturing or that prohibit the development of oil and gas resources and the related infrastructure on lands dedicated to or served by our pipelines, or that negatively impact our ability to develop, operate or repair midstream assets;
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

PART I

Items 1 and 2.  Business and Properties

General

Plains GP Holdings, L.P. is a publicly traded Delaware limited partnership that has elected to be taxed as a corporation for United States federal income tax purposes. PAGP’s Class A shares are listed on the Nasdaq Global Select Market (“Nasdaq”) under the ticker symbol “PAGP.” PAGP does not directly own any operating assets; as of December 31, 2022, its sole source of cash flow is derived from an indirect investment in Plains All American Pipeline, L.P. (“PAA”), a publicly traded Delaware limited partnership, through its limited partner interest in Plains AAP, L.P. (“AAP”). We also own a 100% managing member interest in Plains All American GP LLC (“GP LLC”), a Delaware limited liability company that holds the non-economic general partner interest in AAP.

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

PAA’s business is based on the fundamental thesis that hydrocarbons are essential to the security and advancement of human quality of life and will continue to play a major long-term role in the world economy. We further believe that midstream energy infrastructure provides a critical link between energy supply and demand, and is fundamental to the maintenance and advancement of our modern-day standard of living. Acknowledging the need for multiple forms of energy to meet growing world-wide demand, we believe absolute hydrocarbon demand will increase over time, driven by global population growth and a desire to improve quality of life in lesser developed countries throughout the world. Furthermore, we believe existing energy infrastructure will play a critical role in supporting emerging energy and energy transition initiatives. As a result, we believe that midstream energy infrastructure will remain a critical and valuable component of the energy industry value chain.

PAA’s assets are owned, and its operations are conducted, directly and indirectly through its primary operating subsidiaries. As used in this Form 10-K and unless the context indicates otherwise (taking into account the fact that PAGP has no operating activities apart from those conducted by PAA and its subsidiaries), the terms “Partnership,” “Plains,” “we,” “us,” “our,” “ours” and similar terms refer to PAGP and its subsidiaries.

References to the “PAGP Entities” include PAA GP Holdings LLC (“PAGP GP”), PAGP, GP LLC, AAP and PAA GP LLC (“PAA GP”). References to the “Plains Entities” include the PAGP Entities and PAA and its subsidiaries.

Organizational Structure

The diagram below shows our organizational structure as of December 31, 2022 in a summarized format:

Investors and Management
PAGP Public Class A Shareholders
16.7% Membership Interest*
PAA GP Holdings LLC
(“PAGP GP”)
Board of Directors
Class A Shares
100% Economic Interest
80.8% Limited Partner Interest
Class B Shares
Non-Economic Interest
19.2% Limited Partner Interest
Non-Economic
General Partner Interest
Plains GP Holdings, L.P.
(Nasdaq: PAGP)
AAP Units
19.3% Economic Interest
19.2% Limited Partner Interest
AAP Units
80.7% Economic Interest
80.8% Limited Partner Interest
Non-Economic General Partner Interest
Class C Shares
Non-Economic Interest (1)
(Pass through voting mechanism on behalf of PAA common and Series A preferred unitholders)
Plains AAP, L.P.
(“AAP”)
PAA Public Limited Partners (excluding AAP)
Non-Economic General Partner Interest
Common Units (1)
31.3% Limited Partner Interest
Common Units and
Series A Preferred Units
68.7% Limited Partner Interest
Series B Preferred Units (1)
Plains All American Pipeline, L.P.
(Nasdaq: PAA)
Operating Subsidiaries
Unconsolidated Entities
and Operating Assets(2)

* The remaining 83.3% membership interest in PAGP GP is owned by PAGP.

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
(2)PAA holds (i) direct and indirect ownership interests in consolidated operating subsidiaries including, but not limited to, Plains Marketing, L.P., Plains Pipeline, L.P., Plains Midstream Canada ULC (“PMCULC”), Plains Oryx Permian Basin LLC (the “Permian JV”), Cactus II Pipeline LLC (“Cactus II”) and Red River Pipeline Company LLC (“Red River”) and (ii) indirect equity interests in unconsolidated entities including, but not limited to, BridgeTex Pipeline Company, LLC, Capline Pipeline Company LLC, Diamond Pipeline LLC, Eagle Ford Pipeline LLC, Eagle Ford Terminals Corpus Christi LLC, Saddlehorn Pipeline Company, LLC, White Cliffs Pipeline, L.L.C. and Wink to Webster Pipeline LLC.

Our Business Strategy

Unless we directly acquire and hold assets or businesses in the future, our cash flows will be generated solely from the cash distributions we receive on the Class A units of AAP (“AAP units”) we own. AAP currently receives all of its cash flows from distributions on the PAA common units it owns.

Accordingly, our primary business objective is to increase our cash available for distribution to our Class A shareholders through the execution by PAA of its business strategy. In addition, we may facilitate PAA’s growth activities through various means, including, but not limited to, making loans, purchasing equity interests or providing other forms of financial support to PAA.

We maintain a one-to-one relationship between our Class A shares and the underlying PAA common units in which we have an indirect economic interest through our ownership interest in AAP (referred to as “Economic Parity”), such that the number of our outstanding Class A shares equals the number of AAP units we own, which in turn equals the number of PAA common units held by AAP attributable to our ownership interest in AAP.

PAA’s Business Strategy

PAA’s principal business strategy is to provide competitive and efficient midstream infrastructure and logistics services to producers, refiners and other customers. PAA strives to address regional supply and demand imbalances for crude oil and NGL in the United States and Canada by combining the strategic location and capabilities of its transportation, terminalling, storage, processing and fractionation assets with its commercial expertise. PAA intends to execute its strategy by:
•Focusing on operational excellence, continuous improvement and running a safe, reliable, and environmentally and socially responsible operation;
•Using its well positioned network of midstream infrastructure in conjunction with its commercial capabilities to provide its customers with market access, flexibility and value chain solutions, capture market opportunities, address physical market imbalances, mitigate risks and generate and grow sustainable cash flow and margin;
•Optimizing and enhancing its asset portfolio and operations (through disciplined and accretive capital investments and through the pursuit of emerging energy opportunities) to maximize returns on invested capital; and
•Pursuing a balanced, long-term financial strategy that is focused on maintaining an investment grade credit profile and enhancing financial flexibility by making disciplined capital allocation decisions.

We believe PAA’s successful execution of this strategy will enable it to generate and grow sustainable earnings and cash flow, and will position PAA to maintain an investment grade credit profile and increase returns to equity holders over time, while also continuing to migrate leverage lower.

PAA’s Competitive Strengths

We believe that the following competitive strengths position PAA to successfully execute its principal business strategy:

•PAA owns a strategically located, geographically diverse and interconnected large-scale asset base that provides operational flexibility and commercial optionality. The majority of PAA’s primary transportation assets are in crude oil service, are located in well-established crude oil producing regions (with PAA’s largest asset presence in the Permian Basin) and other transportation corridors and are connected, directly or indirectly, with PAA’s terminals and facilities assets. The majority of PAA’s terminals and facilities assets are located at major trading locations and premium markets that serve as gateways to major North American refinery and distribution markets and key export terminals where PAA has strong business relationships. In addition, PAA’s pipeline, rail, truck and storage assets provide PAA’s customers and PAA with significant flexibility and optionality to satisfy demand and balance markets, and participate in emerging energy opportunities.
•PAA’s full-service integrated model and long-term focus attracts a broad, diverse and high-quality customer base that supports sustainable fee-based cash flow generation. PAA’s strategically located and interconnected asset base enables it to provide its customers with a wide variety of services, including supply aggregation, quality segregation, flow assurance and market access. PAA focuses on building long-term relationships and alignment of interests with its customers. PAA believes this approach has helped it build a high-quality portfolio of customers and contracts (including long-term, third-party transportation contracts and acreage dedication contracts) that provide long-term volume support for its assets and, in turn, support long-term fee-based cash flow generation from its assets.
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
•PAA has the financial, strategic and technical skills needed to execute strategic transactions that support its business and financial objectives, including joint ventures, joint ownership arrangements, acquisitions and divestitures. Since 2016 through December 31, 2022, PAA has consummated over 10 joint venture and/or joint ownership arrangements, including the Permian JV formation completed in October 2021, and completed more than $4.6 billion of divestitures of non-core assets and/or strategic sales of partial interests in selected assets.
•PAA has an experienced management team whose interests are aligned with those of its equity holders. PAA’s executive management team has an average of 30+ years of experience spanning across all sectors of the energy industry, as well as investment banking, and an average of over 15 years of experience with PAA or its predecessors and affiliates. In addition, through their ownership of PAA equity interests and grants of long-term equity incentive awards, PAA’s management team has a vested interest in PAA’s continued success that is aligned with the interests of PAA’s equity holders.

Our Financial Strategy

Our financial strategy is designed to be complementary to PAA’s financial and business strategies. Our only cash-generating assets consist of our limited partner interest in AAP, which currently receives all of its cash flows from distributions on the PAA common units it owns.

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

PAA’s Financial Strategy

PAA’s financial strategy and long-term capital allocation framework is focused on generating meaningful multi-year free cash flow and improving shareholder returns by (i) increasing returns of capital to equity holders, primarily through increased distributions, (ii) making disciplined accretive investments and (iii) maintaining an investment grade credit profile and ensuring balance sheet flexibility. Since the completion of its initial public offering in 1998, PAA has completed and integrated over 100 acquisitions with an aggregate purchase price of approximately $14.0 billion, implemented investment capital projects totaling approximately $17.3 billion, returned $17.2 billion to its equity holders, primarily in the form of distributions, and enhanced its credit rating to investment grade from non-investment grade.

Targeted Credit Profile

As part of PAA’s financial strategy, it intends to maintain a credit profile that it believes is consistent with investment grade credit ratings. PAA targets a credit profile with the following attributes:

•a leverage multiple averaging between 3.75x to 4.25x, which is calculated as total debt plus 50% of preferred units, divided by Adjusted EBITDA attributable to PAA (this is roughly equivalent to a long-term debt-to-Adjusted EBITDA attributable to PAA multiple of between 3.0x and 3.5x);
•an average long-term debt-to-total capitalization ratio of approximately 50% or less;
•an average total debt-to-total capitalization ratio of approximately 60% or less; and
•an average Adjusted EBITDA-to-interest coverage multiple of approximately 3.3x or better.

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Non-GAAP Financial Measures” for our definition of Adjusted EBITDA and a reconciliation to Adjusted EBITDA attributable to PAA.

At December 31, 2022, PAA’s publicly-traded senior notes comprised approximately 99% of its long-term debt. Additionally, PAA also routinely incurs short-term debt primarily in connection with its merchant activities that involve the simultaneous purchase and forward sale of crude oil and NGL. The crude oil and NGL purchased in these transactions are volumetrically hedged. These borrowings are self-liquidating as they are repaid with sales proceeds. PAA also incurs short-term debt to fund New York Mercantile Exchange (“NYMEX”) and Intercontinental Exchange (“ICE”) margin requirements. In certain market conditions, these routine short-term debt levels may increase above baseline levels. Similar to PAA’s working capital borrowings, these borrowings are self-liquidating. PAA does not consider the working capital borrowings or margin requirements associated with these activities to be part of its long-term capital structure.

Values and Sustainability

Our Core Values include Safety and Environmental Stewardship; Ownership and Accountability; Respect, Fairness, and Inclusion; Ethics and Integrity; Teamwork; and Entrepreneurship and Innovation. Our Code of Business Conduct sets forth the ways in which these Core Values govern how we conduct ourselves and engage in business relationships. Our approach to sustainability involves integrating prudent environmental, social and governance (“ESG”) practices throughout the organization with a focus on transparency and building trust among stakeholders, managing operating and business risks and minimizing environmental impacts, and utilizing our people, assets and systems to maximize long-term value for our stakeholders. The tenets of sustainability align with our values, underpin our business strategy and offer a framework to measure and report our progress. Annual environmental, safety and operational performance targets help us measure progress toward meeting our sustainability objectives. Performance against such targets is also a factor in determining annual bonus compensation for our employees, which further incentivizes desired behaviors and outcomes. In addition, our Health, Safety, Environmental and Sustainability (“HSES”) Board Committee provides additional oversight and perspectives with respect to HSES matters. Additional information regarding our Core Values and our commitment to environmental and social responsibility, including our annual Sustainability report, is available in the Sustainability section of our website. See “—Available Information” below.

Description of Segments and Associated Assets

Under GAAP, we consolidate GP LLC, AAP and PAA and its subsidiaries. We currently have no separate operating activities apart from those conducted by PAA. As such, our segment analysis, presentation and discussion is the same as that of PAA, which conducts its operations through two segments — Crude Oil and Natural Gas Liquids (“NGL”). Accordingly, any references to “we,” “us,” “our,” and similar terms describing assets, business characteristics or other related matters are references to assets, business characteristics or other matters involving PAA’s assets and operations.

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

Our Crude Oil segment operations generally consist of gathering and transporting crude oil using pipelines, gathering systems, trucks and at times on barges or railcars, in addition to providing terminalling, storage and other facilities-related services utilizing our integrated assets across the United States and Canada. Our assets serve third parties and are also supported by our merchant activities. Our merchant activities include the purchase of crude oil supply and the movement of this supply on our assets or third-party assets to sales locations, including our terminals, third-party connecting carriers, regional hubs or to refineries.

The figure below provides an illustrative and simplified overview of the assets and activities associated with our Crude Oil segment:

With respect to the transportation assets in this segment, we primarily generate revenue through a combination of tariffs, pipeline capacity agreements and other transportation fees. With respect to our crude oil terminal and condensate processing assets in this segment, we primarily generate revenue through a combination of month-to-month and multi-year agreements and arrangements which include (i) storage, throughput and loading/unloading fees at our crude oil terminals, and (ii) fees from condensate processing services. We also generate significant revenue through a variety of commercial and merchant activities that often result in increased utilization of our transportation and storage assets.

Crude Oil Segment Assets Overview

As of December 31, 2022, the assets utilized in our Crude Oil segment included the following:

•18,075 miles of active crude oil transportation pipelines and gathering systems;
•72 million barrels of commercial crude oil storage capacity at our terminalling and storage locations;
•39 million barrels of active, above-ground tank capacity used to facilitate pipeline throughput or support our rail assets and help maintain product quality segregation;
•four marine facilities in the United States;
•a condensate processing facility located in the Eagle Ford area of South Texas with an aggregate processing capacity of 120,000 barrels per day;
•seven crude oil rail terminals with aggregate loading and unloading capacity of 264,000 and 350,000 barrels per day, respectively;
• 2,100 crude oil railcars; and
•720 trucks and 1,440 trailers.

Additionally, our assets include the linefill associated with our commercial activities, including approximately:
•15 million barrels of crude oil linefill in pipelines and tanks owned by us; and
•3 million barrels of crude oil utilized as linefill in pipelines owned by third parties or otherwise required as long-term inventory.

The following table presents additional information about our pipelines and terminals by geographic location, including active pipeline miles and commercial storage capacity as of December 31, 2022 and average daily volumes transported on our crude oil pipelines for the year ended December 31, 2022:

Region	Ownership Percentage	Approximate System Miles (1)	2022 Average Barrels per Day (2)	Commercial Storage Capacity (3)
			(in thousands)	(in millions)
Permian Basin:
Gathering pipelines (4)	65%	4,915	2,346
Intra-basin pipelines (4) (5)	65% - 100%	785	2,084
Long-haul pipelines (5)	16% - 100%	1,620	1,208
Permian Basin		7,320	5,638	8

South Texas/Eagle Ford	50% - 100%	800	357	1

Mid-Continent	50% - 100%	2,440	512	36

Gulf Coast	54% - 100%	1,155	219	24

Rocky Mountain	21% - 100%	3,365	332	3

Canada	100%	2,570	328	—

Western	100%	425	179	—

Total		18,075	7,565	72

(1)Includes total mileage of pipelines in which we own less than 100%.

(2)Represents average daily volumes for the entire year attributable to our interest for pipelines owned by consolidated entities, unconsolidated entities or through undivided joint interests. Average daily volumes are calculated as the total volumes (attributable to our interest) for the year divided by the number of days in the year. Volumes reflect tariff movements and thus may be included multiple times as volumes move through our integrated system. Volumes associated with assets acquired during the year represent total volumes for the number of days we actually owned the assets divided by the number of days in the period.
(3)Commercial storage capacity in millions of barrels. Does not include operational storage capacity used to facilitate pipeline throughput and maintain product quality segregation.
(4)All of our gathering pipelines and a majority of our intra-basin pipelines in the Permian Basin are owned by the Permian JV, a consolidated entity in which we own a 65% interest. The Permian JV has a 57% interest in an unconsolidated entity that owns one of the gathering pipelines and a 63% undivided joint interest in one of the intra-basin pipelines in the Permian Basin.
(5)Includes pipelines operated by a third party.

Crude Oil Infrastructure

A significant portion of our crude oil assets are interconnected and are operated as a contiguous system. The following descriptions are organized by geographic location and asset type and represent our most significant assets. Pipeline capacities throughout these descriptions are based on our reasonable estimate of volumes that can be delivered from origin to final destination on our pipeline systems. We report pipeline volumes based on the tariffs charged for individual movements, some of which may only utilize a certain segment of a pipeline system (i.e. two short-haul movements on a pipeline from point A to point B and another from point B to point C would double the pipeline tariff volumes on a particular system versus a single point A to point C movement). As a result, at times, our reported tariff barrel movements may exceed our total capacity.

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

Our crude oil terminals have significant flexibility and operational capabilities, including large-scale multi-grade handling and segregation capabilities and multiple marine transportation loading and unloading capabilities. Our largest crude oil terminals are located in key market hubs, including Cushing, Oklahoma; St. James, Louisiana; Midland, Texas; and Patoka, Illinois, and have connectivity to major inbound and outbound pipelines and other terminals at these hubs.

Our most significant assets are described further below by region.

Permian Basin

Gathering Pipelines. We operate approximately 4,900 miles of gathering pipelines in both the Midland Basin and the Delaware Basin that in aggregate represent approximately 3.7 million barrels per day of pipeline capacity. This gathering capacity includes pipeline capacity that delivers volumes to regional market hubs. Approximately 80% of the capacity of our gathering systems is in the Delaware Basin. Our gathering pipelines are supported by long-term acreage dedications. All of our gathering pipelines in the Permian Basin are owned by the Permian JV, a consolidated entity in which we own a 65% interest.

Intra-Basin Pipelines. Our intra-basin pipeline system in the Permian Basin has a capacity of approximately 3.1 million barrels per day and connects gathering pipelines and truck injection volumes to our owned and operated as well as third-party mainline pipelines that transport crude oil to major market hubs. This interconnected pipeline system is designed to provide shippers with flow assurance, flexibility and access to multiple markets and support downstream movements on certain Permian Basin long-haul pipelines. A majority of the intra-basin pipeline system is owned by the Permian JV, a consolidated entity in which we own a 65% interest.

Long-Haul Pipelines. We own interests in multiple long-haul pipeline systems that, on a combined basis, represent approximately 2.1 million barrels per day of currently operational takeaway capacity out of the Permian Basin to major market hubs in Corpus Christi and Houston, Texas and Cushing, Oklahoma. Our long-haul pipelines are supported by long-term commitments. Below is a description of some of our most significant long-haul pipeline systems originating from the Permian Basin region.

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

•Sunrise II Pipeline. We operate the Sunrise II Pipeline and, through a UJI arrangement, own 80% of the capacity of the pipeline, which equates to 400,000 barrels of capacity. Our Sunrise II Pipeline transports crude oil from Midland and Colorado City to connecting carriers at Wichita Falls.

Permian to Gulf Coast

•BridgeTex Pipeline (Permian to Houston). We own a 20% interest in the entity that owns the BridgeTex Pipeline. The pipeline, operated by a subsidiary of Magellan Midstream Partners, L.P. (“Magellan”), originates at Colorado City, Texas and extends to Houston, Texas. The BridgeTex pipeline has a capacity of 440,000 barrels per day and is capable of receiving supply from both our Basin and Midland South pipelines.

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

•Cactus II Pipeline (Permian to Corpus Christi). In November 2022, we and Enbridge Inc. (“Enbridge”) purchased Western Midstream Partners, LP (“WES”)’s 15% interest in the entity that owns the Cactus II Pipeline. Enbridge acquired 10% and we acquired 5% of Cactus II. We and Enbridge are now the sole owners of Cactus II, with 70% and 30% respective ownership interests. We continue to operate the Cactus II Pipeline, which is a Permian mainline system that extends directly to the Corpus Christi market, and has a capacity of 670,000 barrels per day.

•Wink to Webster Pipeline. We own a 16% interest in the entity that owns the Wink to Webster Pipeline (“W2W Pipeline”), which in turn owns 100% of certain segments of the W2W Pipeline and a 71% UJI in the segment from Midland, Texas to Webster, Texas. The W2W Pipeline originates in the Permian Basin in West Texas and transports crude oil to multiple destinations in the Houston and Galveston market areas. The pipeline system provides approximately 1.5 million barrels per day of crude oil capacity (1.1 million barrels per day, net to the UJI interest). Phases one and two of the pipeline system project are currently in service. Phase three of the project, which includes the segments from Wink, Texas to Midland, Texas and from Webster, Texas to Baytown, Texas, is under construction and is expected to be completed by the fourth quarter of 2023.

Terminals. Our Midland terminal has access to all of the Permian JV gathering pipelines, either through direct connections, or through the Permian JV intra-basin pipelines. Likewise, the terminal is also either directly connected, or connected through the Permian JV intra-basin pipelines, to all of our Permian Basin long-haul pipelines. Our Midland terminal also has connectivity to third-party inbound and outbound pipelines and terminals at the Midland, Texas hub.

South Texas/Eagle Ford

Gathering Pipelines. We own and operate various gathering systems in the Eagle Ford producing region that connect into our Eagle Ford joint venture pipeline system or to third-party pipelines.

Long-Haul Pipelines. We own a 50% interest in the entity that owns the Eagle Ford Pipeline through a joint venture with a subsidiary of Enterprise Products Partners, L.P. (“Enterprise”). We serve as the operator of the Eagle Ford Pipeline, which has a total capacity of approximately 660,000 barrels per day and connects Permian, through a connection with our Cactus Pipeline, and Eagle Ford area production to Corpus Christi, Texas refiners and terminals. Additionally, the Eagle Ford Pipeline has connectivity to Houston, Texas via a connection with Enterprise’s pipeline at Lyssy, Texas. The Eagle Ford Pipeline is supported by long-term shipper commitments.

Terminals. We own a 50% interest in the entity that owns the Corpus Christi terminal through a joint venture with a subsidiary of Enterprise. The Corpus Christi terminal has a dock and the capacity to export crude oil and approximately one million barrels of commercial storage capacity.

Condensate Processing. We own a condensate processing facility located in La Salle County, Texas that stabilizes condensate that is primarily sourced from our Eagle Ford area gathering systems. The stabilized condensate is delivered to a third-party pipeline that delivers into Mont Belvieu, Texas.

Mid-Continent

Gathering Pipelines. We own and operate gathering pipelines that source crude oil from Western and Central Oklahoma and Southwest Kansas for transportation and delivery into our terminal facilities at Cushing, Oklahoma.

Long-haul Pipelines. We own and operate various pipeline systems that extend from our Cushing terminal in Oklahoma to various refineries and/or crude oil hubs. Below is a description of some of our most significant pipeline systems in the Mid-Continent region.

•Diamond Pipeline (Cushing to Memphis). We own a 50% interest in the entity that owns the Diamond Pipeline through a joint venture with Valero Energy Corporation (“Valero”). We operate the Diamond Pipeline, which extends from our Cushing Terminal to Valero’s refinery in Memphis, Tennessee. The Diamond Pipeline has a total capacity of 200,000 barrels per day.

•Red River Pipeline (Cushing to Longview). We own 67% of the entity that owns the Red River Pipeline through a joint venture with Delek Logistics Partners, LP (“Delek”). The Red River Pipeline is an approximately 235,000 barrel per day capacity pipeline that extends from our Cushing Terminal in Oklahoma to Longview, Texas, where it connects with various pipelines. We serve as operator of the Red River Pipeline. The Red River joint venture owns an approximate 69% UJI in the pipeline segment from Cushing to Hewitt, Oklahoma and owns 100% of the segment of the pipeline extending from Hewitt to Longview, Texas.

In addition, we own 50% interests in both the Cushing Connect and Midway pipelines that originate at our Cushing terminal and terminate at refineries in Tulsa, Oklahoma and Coffeyville, Kansas, respectively. Our partners in each pipeline are the refiner customers at the terminus of the pipelines.

Terminals. We are a large provider of crude oil terminalling services in Cushing, Oklahoma, which is one of the largest physical trading hubs in the United States and is the delivery point for the NYMEX light sweet crude oil futures contracts (the benchmark for U.S. crude oil). Our Cushing terminal has been designated by the NYMEX as an approved delivery location.

Our Cushing terminal, which has 27 million barrels of commercial storage capacity, is connected to our long-haul pipelines from the Permian Basin and Rocky Mountain regions, as well as to our Mid-Continent region gathering pipelines. Additionally, the terminal supplies crude oil to all of our joint venture, Mid-Continent region long-haul pipelines.

Our crude oil terminal in Patoka, Illinois, which has 7 million barrels of commercial storage capacity, has connectivity to major inbound and outbound pipelines at this hub, including the Capline Pipeline (discussed further below).

Gulf Coast

Long-haul Pipelines. We own an approximate 54% interest in the entity that owns the Capline Pipeline, which extends from Patoka, Illinois to various terminals in St. James, Louisiana. The Capline Pipeline is supported by long-term shipper commitments, and a subsidiary of Marathon Petroleum Corporation serves as the operator.

Terminals. Our terminal at St. James, Louisiana, which has 15 million barrels of commercial storage capacity, is a destination facility connected to the Capline Pipeline and other third-party pipelines, and also has a rail unload facility that can move crude oil from rail cars to pipelines that service local refiners, or to our dock which can receive or export crude oil. Our terminal at Mobile, Alabama, which has 4 million barrels of commercial storage capacity, also has a dock and the capacity to receive or export crude oil.

Rocky Mountain

Gathering Pipelines. We own and operate pipelines that provide gathering services in the Bakken and the Powder River Basin.

Long-haul Pipelines. Our pipeline systems in the Rocky Mountain region provide access to our terminal in Cushing, Oklahoma as well as other major market hubs. We have two cross-border pipelines, each of which has the flexibility to move up to 30,000 barrels per day of crude oil, depending on the quality. We own and operate the Bakken North cross-border pipeline system that accommodates bidirectional flow and can move crude oil between the Bakken at Trenton, North Dakota and the Enbridge Mainline system at Regina, Saskatchewan. We own a UJI in the Western Corridor pipeline system that extends from the Canadian border to our terminal in Guernsey, Wyoming and receives crude oil from our cross-border Rangeland South pipeline. In addition to these assets, our largest Rocky Mountain region systems include the following joint venture pipelines, both of which connect to our terminal in Cushing, Oklahoma.

•Saddlehorn Pipeline. We own a 30% interest in the entity that owns the Saddlehorn Pipeline which, through a UJI arrangement, owns 290,000 barrels per day of capacity in the Saddlehorn Pipeline. The pipeline extends from the Niobrara and Denver-Julesburg (“DJ”) Basin to Cushing and is operated by Magellan. The Saddlehorn Pipeline is supported by minimum volume commitments.

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

Canada

Gathering Pipelines. We own and operate gathering systems that source crude oil from truck terminals and pipeline-connected facilities to deliver to the Enbridge Mainline system at our Kerrobert and Regina terminals in Saskatchewan, Canada.

Intra-basin Pipelines. We own and operate intra-basin pipelines with capacity of approximately 300,000 barrels per day that deliver crude oil from northern and southern Alberta to the Edmonton, Alberta market hub. These pipelines provide shippers with flexibility to access the Enbridge and TransMountain long-haul pipelines along with the Imperial Oil Refinery.

Western

Gathering Pipelines. We own and operate a pipeline in the San Joaquin Valley that gathers locally produced crude oil, which is then delivered via our Line 63 pipeline system and/or Line 2000 pipeline for transportation to Los Angeles area refiners.

Long-haul Pipelines. We own and operate Line 63 and Line 2000 pipelines in California. Line 2000 is a mainline system that has the capacity to transport approximately 110,000 barrels per day from the San Joaquin Valley to refineries and terminal facilities in the Los Angeles area. Line 63 is used as a gathering and distribution system. The pipeline gathers crude oil in the San Joaquin Valley for delivery to Line 2000 and local refiners. In the Los Angeles area, the Line 63 distribution lines are used to move crude oil from Line 2000 to local refiners. During the third quarter of 2022, we temporarily ceased service on Line 2000 as a precautionary measure following a routine inspection and initiated a program of additional tests and inspections. Line 2000 was returned to service in the first quarter of 2023.

In 2022, we recorded an impairment related to certain of our California crude oil assets. See Note 6 to our Consolidated Financial Statements for additional information.

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

Our NGL segment operations involve natural gas processing and NGL fractionation, storage, transportation and terminalling. Our NGL revenues are primarily derived from a combination of (i) providing gathering, fractionation, storage, and/or terminalling services to third-party customers for a fee, and (ii) our merchant activities that support the assets. Our merchant activities include the acquisition of extraction rights from producers and/or shippers of the gas streams that pass through our Empress facility. The extraction rights allow us to process that gas at our Empress facility and extract the higher valued NGL from the gas stream. We then purchase natural gas to replace the thermal content attributable to the NGL that was extracted. We use our assets to transport, store and fractionate NGL mix extracted from our Empress straddle plants, or NGL mix acquired from third parties, into finished products to sell to customers. We may also acquire finished NGL products to be seasonally stored in our storage caverns, which is then resold to third-party customers. Often times we will use derivative instruments to hedge the margins related to these merchant activities.

The figure below provides an illustrative and simplified overview of the assets and activities associated with our NGL segment:

NGL Segment Assets Overview

We operate a highly integrated network of assets, strategically positioned across Canada and the United States, with a particular focus on serving production from the liquids-rich Western Canadian Sedimentary Basin. As of December 31, 2022, the assets utilized in our NGL segment included the following:
•four natural gas processing plants;
•eight fractionation plants located throughout Canada and the United States with an aggregate useable capacity of approximately 185,600 barrels per day;
•NGL storage facilities with approximately 28 million barrels of capacity;
•approximately 1,620 miles of active NGL transportation pipelines;
•16 NGL rail terminals and approximately 4,100 NGL rail cars; and
•approximately 220 trailers.
Additionally, our assets include the linefill associated with our commercial activities, including approximately:
•2 million barrels of NGL linefill in pipelines and storage owned by us; and
•1 million barrels of NGL utilized as linefill in pipelines owned by third parties or otherwise required as long-term inventory.

The tables below present volumes and capacities for our NGL assets and activities as of December 31, 2022 and our natural gas processing and NGL infrastructure and activities are described further below.

Natural Gas Processing Facilities	Ownership Interest	Gas Processing Capacity (Bcf/d) (1)	Average Inlet Volume (2) (Bcf/d)
Empress	100%	6.2	3.3

NGL Fractionation Facilities	Ownership Interest	Fractionation Capacity (Bbls/d) (1)	Average Volume (2) (Bbls/d)
Empress	100%	23,300	20,700
Fort Saskatchewan (3)	21-100%	61,700	49,900
Sarnia	62-84%	75,000	58,400
Other	82-100%	25,600	7,800
		185,600	136,800

NGL Storage Facilities	Storage Capacity (1) (MMBbls)
Fort Saskatchewan (3)	11
Sarnia	7
Empress	4
Other	6
28

	Ownership Interest	Approximate System Miles (4)	Average Volumes (2) (MBbls/d)
NGL Pipelines	21-100%	1,620	192

	Ownership Interest	Number of Rack Spots	Number of Storage Spots
NGL Rail Facilities	75-100%	277	1,527

(1)Represents total average annual capacity of the facilities, net to our ownership interest.
(2)Average daily volumes are calculated as the total volumes for the year, net to our share, divided by the number of days in the year.
(3)Includes our approximately 21% non-operated/undivided joint ownership interest in the Keyera Fort Saskatchewan facility and associated fractionation capacity of 17,300 barrels per day and storage capacity of approximately four million barrels. In December 2022, we entered into a definitive agreement to sell our interest in this facility. The transaction closed in February 2023.
(4)Includes total mileage of pipelines in which we own a less than 100% interest.

Natural Gas Processing and NGL Infrastructure

Our network of liquids infrastructure includes NGL fractionation facilities, underground NGL storage caverns, above ground storage tanks, NGL pipelines, and rail and truck terminals. With these assets, we process, fractionate, store and transport NGL such as ethane, propane, butane and condensate. The unique integrated and geographically diverse nature of our Canadian infrastructure provides the opportunity to maximize margins across the NGL value chain for both us and our customers. The most significant of these assets include the following:

Empress Facility

We own and operate four gas processing facilities near Empress, Alberta. These facilities, referred to as straddle plants because they “straddle” gas transportation pipelines, process natural gas to extract ethane and NGL mix entrained in the gas stream before returning the gas to the transportation pipelines. We acquire the rights to extract the NGL from producers and/or shippers of the gas streams that pass through our Empress facility and then purchase natural gas to replace the thermal content attributable to the NGL that was extracted. The NGL mix can be fractionated at our Empress facility or transported along the Enbridge pipeline system for fractionation at our Sarnia facility.

Our Empress plants are capable of processing up to 6.2 Bcf of natural gas per day; however, supply available to these plants is typically in the 3.0 to 4.0 Bcf per day range. These plants produce approximately 50,000 to 85,000 barrels per day of ethane, and 30,000 to 50,000 barrels per day of NGL mix. Our Empress fractionation facility is capable of processing and producing up to 23,300 barrels per day of NGL products and is connected to rail loading infrastructure at Empress and our PPTC pipeline system, which enables NGL to be transported to storage and loading terminals in Saskatchewan and Manitoba.

Co-Ed Pipeline

Our primary NGL transportation supply system, the Co-Ed NGL pipeline system, has transportation capacity of approximately 70,000 barrels per day and gathers NGL from Southwest and Central Alberta (Cardium, Deep Basin, and Alberta Montney) for delivery to our Fort Saskatchewan, Alberta NGL fractionation facilities.

Fort Saskatchewan Complex

Our Fort Saskatchewan facility is located near Edmonton, Alberta in one of the key North American NGL hubs. The facility is a receipt, storage, fractionation and delivery facility for NGL and is connected to other major NGL plants and pipeline systems in the area. The facility’s primary assets include a fractionation plant, 12 storage caverns, and truck and rail loading capability. Our Fort Saskatchewan fractionation facility has an inlet design capacity of 88,400 barrels per day and is able to produce up to approximately 44,400 barrels per day of propane, butane and condensate. The remaining throughput capacity is used to produce a propane and butane mix, which is transported via the Enbridge pipeline system to our Sarnia facility for further fractionation.

Within the Fort Saskatchewan area, as of December 31, 2022, we also held an approximately 21% ownership in the Keyera Fort Saskatchewan facility, which included fractionation capacity of approximately 17,300 barrels per day, net to our interest, and 17 storage caverns. In December of 2022, we signed a purchase and sale agreement for the divestiture of our interest in this facility. The transaction closed in February 2023.

Sarnia Area

Our Sarnia Area assets in Southwestern Ontario consist of (i) our Sarnia facility, (ii) our Windsor storage terminal and (iii) our St. Clair, Michigan terminal. The Sarnia facility is a large NGL fractionation and storage facility with rail and truck loading capabilities. The Sarnia Area facilities are served by a network of multiple pipelines connected to various refineries, chemical plants, and other pipeline and railroad systems in the area. This pipeline network also delivers product between our Sarnia facility and our Windsor and St. Clair storage facilities. The Sarnia fractionator receives NGL feedstock primarily from the Enbridge pipeline system and, to a lesser extent, from our rail unloading facility. The fractionation unit is able to process an average of approximately 100,000 barrels per day of NGL products. Our ownership in the various processing units at the Sarnia fractionator ranges from 62% to 84%.

Impact of Commodity Price Volatility and Dynamic Market Conditions on Our Business Model

Crude oil, NGL and natural gas commodity prices have historically been very volatile. For example, in 2022, the prompt month NYMEX light, sweet futures contract (commonly referred to as “WTI”) price ranged from a low of approximately $71 per barrel to a high of approximately $124 per barrel. Similarly, there has also been volatility within the propane and butane markets as seen through the North American benchmark price located at Mont Belvieu, Texas, as well as with the basis differentials between Mont Belvieu prices and prices realized at various market hubs in North America.

While our objective is to position the Partnership such that our overall annual cash flow is not materially adversely affected by the absolute level of energy prices, market volatility associated with shifts between demand-driven markets and supply-driven markets or other similar dynamics may create market conditions that are more challenging to our business model. In extended periods of lower crude oil and/or NGL prices, or periods where the supply and demand fundamentals compress regional location differentials, our financial results may be adversely impacted. Under such market conditions, product flows on our pipelines or through our facilities may be adversely impacted. Alternatively, in periods where supply exceeds regional demand and/or pipeline egress, product flows on our pipelines or through our facilities may be favorably impacted. In executing our business model, we employ a variety of financial risk management tools and techniques to manage our financial risk, predominantly related to our merchant activities. These are discussed in greater detail in the “—Risk Management” section below.

 In addition, relative contribution levels will vary from quarter-to-quarter due to seasonality, particularly with respect to our NGL merchant activities.

Risk Management

In order to hedge margins involving our physical assets and manage risks associated with our various commodity purchase and sale obligations and, in certain circumstances, to realize incremental margin during volatile market conditions, we use derivative instruments. We also use various derivative instruments to manage our exposure to interest rate risk and currency exchange rate risk. In analyzing our risk management activities, we draw a distinction between enterprise-level risks and trading-related risks. Enterprise-level risks are those that underlie our core businesses and may be managed based on management’s assessment of the cost or benefit of doing so. Conversely, trading-related risks (the risks involved in trading in the hopes of generating an increased return) are not inherent in our core business; rather, those risks arise as a result of engaging in trading activities. Our policy is to manage the enterprise-level risks inherent in our core businesses by using financial derivatives to protect our ability to generate cash flow and optimize asset profitability, rather than trying to profit from trading activities. Our commodity risk management policies and procedures are designed to monitor NYMEX, ICE and over-the-counter positions, as well as physical volumes, grades, locations, delivery schedules and storage capacity, to help ensure that our hedging activities address our risks. Our interest rate and currency exchange rate risk management policies and procedures are designed to monitor our derivative positions and ensure that those positions are consistent with our objectives and approved strategies. We have a risk management function that has direct responsibility and authority for our risk policies, related controls around commercial activities and procedures and certain other aspects of corporate risk management. Our risk management function also approves all new risk management strategies through a formal process. Our approved strategies are intended to mitigate and manage enterprise-level risks that are inherent in our core businesses.

Our policy is generally to structure our purchase and sales contracts so that price fluctuations do not materially affect our operating income, and not to acquire and hold physical inventory or derivatives for the purpose of speculating on outright commodity price changes. Although we seek to maintain a position that is substantially balanced within our merchant activities, we purchase crude oil, NGL and natural gas from thousands of locations and may experience net unbalanced positions for short periods of time as a result of production, transportation and delivery variances as well as logistical issues associated with inclement weather conditions and other uncontrollable events that may occur. When unscheduled physical inventory builds or draws do occur, they are monitored and managed to a balanced position over a reasonable period of time. This activity is monitored independently by our risk management function and must take place within predefined limits and authorizations.

Credit

Our merchant activities in our Crude Oil and NGL segments require significant extensions of credit by our suppliers. In order to assure our ability to perform our obligations under purchase agreements, various credit arrangements are negotiated with our suppliers. These arrangements include open lines of credit and, to a lesser extent, standby letters of credit issued under our hedged inventory facility or our senior unsecured revolving credit facility. In addition, storing crude oil, NGL or spec products in a contango market, or otherwise, requires us to have credit facilities to finance both the purchase of these products in the prompt month as well as margin requirements that may be required for the derivative instruments used to hedge our price exposure.

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

Customers

ExxonMobil Corporation and its subsidiaries accounted for 20%, 15% and 12% of our revenues for the years ended December 31, 2022, 2021 and 2020, respectively. Marathon Petroleum Corporation and its subsidiaries accounted for 12% and 13% of our revenues for the years ended December 31, 2021 and 2020, respectively. BP p.l.c. and its subsidiaries accounted for 10% of our revenues for the year ended December 31, 2021. No other customers accounted for 10% or more of our revenues during any of the three years ended December 31, 2022. The majority of revenues from these customers pertain to our Crude Oil segment merchant activities, and sales to these customers occur at multiple locations. If we were to lose one or more of these customers, there is risk that we would not be able to identify and access a replacement market at a comparable margin.  For a discussion of credit and industry concentration risk, see Note 16 to our Consolidated Financial Statements.

Competition

Competition among pipelines is based primarily on transportation charges, access to producing areas and supply regions and demand for crude oil and NGL by end users. Although new pipeline projects represent a source of competition for our business, existing third-party owned pipelines with excess capacity in the vicinity of our operations also expose us to significant competition based on the relatively low operating cost associated with moving an incremental barrel of crude oil or NGL through such unutilized capacity. In areas where additional infrastructure is being built or has been built to accommodate new or increased production or changing product flows, we face competition in providing the required infrastructure solutions as well as the risk that capacity in the area will be overbuilt until production grows sufficiently or pipelines are retired or converted to alternate service. As a result of multiple pipeline expansions in the Permian Basin and other areas, together with meaningful changes and delays in expected production growth due to COVID-19 impacts, we are currently experiencing heightened competition for uncommitted barrels and contract renewals, which puts downward pressure on tariffs and margins. Further slowing of production growth or production declines could exacerbate these risks, but we believe that the current duration of our contracts and structure of our integrated business model, combined with expected crude oil production growth in the Permian Basin and other areas, should partially mitigate these risks.

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

We also face competition with respect to our merchant activities and facilities services. Our competitors include other crude oil and NGL pipeline and terminalling companies, other NGL processing and fractionation companies, the major integrated oil companies and their marketing affiliates, independent gatherers, private equity backed entities, banks that have established a trading platform, and brokers and marketers of widely varying sizes, financial resources and experience. Some of these competitors have capital resources greater than ours. In addition, recently constructed pipelines supported by minimum volume commitments and/or acreage dedications could also amplify the level of competition for purchasing wellhead barrels, especially in the Permian Basin, and thus impact our margins.

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

We typically do not announce a transaction until after we have executed a definitive agreement. In certain cases, in order to protect our business interests or for other reasons, we may defer public announcement of a transaction until closing or a later date. Past experience has demonstrated that discussions and negotiations regarding a potential transaction can advance or terminate in a short period of time. Moreover, the closing of any transaction for which we have entered into a definitive agreement may be subject to customary and other closing conditions, which may not ultimately be satisfied or waived. Accordingly, we can give no assurance that our current or future efforts with respect to any such transactions will be successful, and we can provide no assurance that our financial expectations with respect to such transactions will ultimately be realized. See Item 1A. “Risk Factors—Risks Related to PAA’s Business—Acquisitions and divestitures involve risks that may adversely affect PAA’s business.”

Joint Venture and Joint Ownership Arrangements

We are party to more than 25 joint venture (“JV”) and undivided joint interest (“UJI”) arrangements with long-term partners throughout the industry value chain spanning across multiple North American basins. We believe that these capital-efficient arrangements provide strategic alignment with long-term industry partners while adding volume commitments to our systems and improving returns.

The following table summarizes our significant JVs as of December 31, 2022:

Entity	Type of Operation	JV Ownership Percentage
BridgeTex Pipeline Company, LLC	Crude Oil Pipeline	20%
Cactus II Pipeline LLC (2)	Crude Oil Pipeline (1)	70%
Capline Pipeline Company LLC	Crude Oil Pipeline	54%
Diamond Pipeline LLC	Crude Oil Pipeline (1)	50%
Eagle Ford Pipeline LLC	Crude Oil Pipeline (1)	50%
Eagle Ford Terminals Corpus Christi LLC	Crude Oil Terminal and Dock (1)	50%
Plains Oryx Permian Basin LLC (2) (3)	Crude Oil Pipelines and Related Assets (1)	65%
Red River Pipeline Company LLC (2) (4)	Crude Oil Pipeline (1)	67%
Saddlehorn Pipeline Company, LLC (4)	Crude Oil Pipeline	30%
White Cliffs Pipeline, LLC	Crude Oil Pipeline	36%
Wink to Webster Pipeline LLC (4)	Crude Oil Pipeline	16%

(1)Assets are operated by Plains.
(2)We consolidate the entity based on control, with our partner’s interest accounted for as a noncontrolling interest.
(3)Entity owns a 57% interest in OMOG JV LLC (“OMOG”), an unconsolidated entity that owns a crude oil pipeline.
(4)Entity owns a UJI in the crude oil pipeline.

The following table summarizes our significant UJIs as of December 31, 2022, excluding UJIs that are indirectly owned by us through JVs (e.g., Wink to Webster, Saddlehorn and Red River JVs):

Asset	Type of Operation	UJI Ownership Percentage
Basin Pipeline (1)	Crude Oil Pipeline	87%
Fort Saskatchewan NGL Storage and Fractionation (2)	NGL Facility	21% to 48%
Kerrobert Storage and Pipeline Assets (1)	NGL Pipeline and Facility	50%
Sarnia NGL Storage and Fractionation (2)	NGL Facility	62% to 84%
Sunrise II Pipeline (1)	Crude Oil Pipeline	80%

(1)Asset is operated by Plains.
(2)Certain of these assets are operated by Plains.

Acquisitions and Divestitures

Since PAA’s initial public offering in 1998, the acquisition of midstream assets and businesses has been an important component of our business strategy. While the pace of our acquisition activity has slowed down in recent years, we continue to selectively analyze and pursue the acquisition of assets and businesses that are strategic and complementary to our existing operations. We also routinely review our asset portfolio to evaluate potential sales of non-core assets and/or sales of partial interests in assets to strategic joint venture partners to optimize our asset portfolio and strengthen our balance sheet and leverage metrics. For example, from 2016 through December 31, 2022, we have completed several acquisitions for an aggregate of approximately $2.0 billion (which figure excludes the value of our Permian JV formed in October 2021), and we have completed asset sales and sales of partial interests in assets to strategic joint venture partners totaling more than approximately $4.6 billion. See Note 7 to our Consolidated Financial Statements for additional information.

Capital Projects

Our extensive asset base and our relationships with long-term industry partners across the value chain provide us with opportunities for organic growth through the construction of additional assets that are complementary to, and expand or extend, our existing asset base. Our 2023 capital plan consists of capital-efficient, highly contracted projects that help address industry needs.

Total investment capital for the year ending December 31, 2023 is currently projected to be approximately $420 million ($325 million net to our interest), of which approximately half is expected to be associated with the Permian JV. Additionally, maintenance capital for 2023 is currently projected to be $205 million ($195 million net to our interest). Note that potential variation to current capital costs estimates may result from (i) changes to project design, (ii) final cost of materials and labor and (iii) timing of incurrence of costs due to uncontrollable factors such as receipt of permits or regulatory approvals and weather.

Regulation

Our assets, operations and business activities are subject to extensive legal requirements and regulations under the jurisdiction of numerous federal, state, provincial and local agencies. Many of these agencies are authorized by statute to issue, and have issued, requirements binding on the energy industry, related businesses and individual participants. The failure to comply with such legal requirements and regulations can result in substantial fines and penalties, expose us to civil and criminal claims, and cause us to incur significant costs and expenses. See Item 1A. “Risk Factors—Risks Related to Laws and Regulations Impacting PAA’s Business—PAA’s operations are subject to laws and regulations relating to protection of the environment (people, property and natural resources), operational safety, climate change and related matters that may expose it to significant costs and liabilities. The current laws and regulations affecting PAA’s business are subject to change and in the future PAA may be subject to additional laws, executive orders and regulations, which could adversely impact PAA’s business.” At any given time, there may be proposals, provisional rulings or proceedings in legislation or under governmental agency or court review that could affect our business. The regulatory burden on our assets, operations and activities increases our cost of doing business and, consequently, affects our profitability. We can provide no assurance that the increased costs associated with any new or proposed laws, rules or regulations will not be material. We may at any time also be required to apply significant resources in responding to governmental requests for information and/or enforcement actions.

The following is a summary of certain, but not all, of the laws and regulations affecting our operations. Unless the context requires otherwise, references herein to our “facilities” includes all of the pipelines, terminals, storage and other assets owned by us.

Health, Safety and Environmental Regulation

General

Our operations involving the storage, treatment, processing and transportation of liquid and gaseous hydrocarbons, including crude oil and NGL, are subject to stringent federal, state, provincial and local laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of the environment and natural resources, operational safety and related matters. As with the industry generally, compliance with these laws and regulations increases our overall cost of doing business, including our capital costs to construct, maintain and upgrade equipment and facilities as regulations are updated or new regulations are invoked. Failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, the imposition of investigatory or remedial obligations or the incurrence of capital expenditures, imposition of restrictions, delays or cancellations in the permitting or performance of projects, and the issuance of injunctions or other orders that may subject us to additional operational constraints. Failure to comply with these laws and regulations could also result in negative public perception of our operations or the industry in general, which may adversely impact our ability to conduct our business. Environmental and safety laws and regulations are subject to changes that may result in more stringent requirements, and we cannot provide any assurance that compliance with current and future laws and regulations will not have a material effect on our results of operations or earnings. A discharge of hazardous liquids or other materials into the environment could, to the extent such event is not insured, subject us to substantial expense, including the cost to respond, repair and remediate any impact from releases, the cost to comply with applicable laws and regulations and liabilities or costs arising out of any claims made by third parties. The following is a summary of some of the environmental, health and safety laws and regulations to which our operations are subject.

Pipeline Safety/Integrity Management

A substantial portion of our petroleum pipelines and our storage tank facilities in the United States are subject to regulation by the Department of Transportation’s (“DOT”) Pipeline and Hazardous Materials Safety Administration (“PHMSA”) pursuant to the Hazardous Liquids Pipeline Safety Act of 1979, as amended (the “HLPSA”) with respect to crude oil and NGL. The HLPSA imposes safety requirements on the design, installation, testing, construction, operation, replacement and management of pipeline and tank facilities. Federal regulations implementing the HLPSA require pipeline operators to adopt measures designed to reduce the environmental impact of oil discharges from onshore oil pipelines, including the maintenance of comprehensive spill response plans and the performance of extensive spill response training for pipeline personnel. These regulations also require pipeline operators to develop and maintain a written qualification program for individuals performing covered tasks on pipeline facilities. Comparable regulation exists in some states in which we conduct intrastate common carrier or private pipeline operations. Our operations in Canada are also subject to comparable regulations promulgated by the Canada Energy Regulator (“CER”) and provincial regulators and agencies.

United States

Pursuant to the authority under the HLPSA, as amended from time to time, PHMSA has promulgated regulations that require transportation pipeline operators to implement integrity management programs, including frequent inspections, correction of certain identified anomalies and other measures, to ensure pipeline safety in locations where a pipeline leak or rupture could affect high risk areas known as high consequence areas (“HCAs”). The HCAs for crude oil and NGL pipelines are based on high population areas, areas unusually sensitive to environmental damage, and commercially navigable waterways. In the United States, our costs associated with the inspection, testing and correction of identified anomalies were approximately $20 million in 2022. Based on currently available information, our preliminary estimate for 2023 is that we will incur approximately $30 million in expenditures associated with our required pipeline integrity management program. However, significant additional expenses could be incurred if new or more stringently interpreted pipeline safety requirements are implemented. In addition to required activities, our integrity management program includes several voluntary, multi-year initiatives designed to prevent incidents. Costs incurred in connection with these voluntary initiatives were approximately $14 million in 2022, and our preliminary estimate for 2023 is that we will incur approximately $10 million of such costs.

Federal legislation has resulted in more stringent mandates for pipeline safety and has charged PHMSA with developing and adopting regulations that impose increased pipeline safety requirements on pipeline operators. In particular, Congress has amended the HLPSA several times over the past decade and to the extent those regulations impose practices that exceed our operating standards, they increase our cost to operate.

The DOT has issued guidelines with respect to securing regulated facilities against terrorist attack. We have instituted security measures and procedures in accordance with such guidelines to enhance the protection of certain of our facilities; however, we cannot provide any assurance that these security measures would fully protect our facilities from an attack.

The DOT has also generally adopted American Petroleum Institute Standard (“API”) 653 as the standard for the inspection, repair, alteration and reconstruction of above ground petroleum storage tanks subject to DOT jurisdiction. API 653 requires regularly scheduled inspection and repair of tanks remaining in service. In the United States, our costs associated with this program were $28 million in 2022. For 2023, we have budgeted approximately $35 million in connection with continued compliance activities with respect to API 653 and similar new EPA regulations for tanks not regulated by the DOT. Certain storage tanks may be taken out of service if we believe the cost of compliance will exceed the value of the storage tanks and replacement tankage may be constructed.

Furthermore, our operations may also be subject to state pipeline safety and integrity regulations. For example, to protect state waters and wildlife, California has adopted legislation that requires operators of hazardous liquid pipelines located near environmentally and ecologically sensitive areas to use best available technologies to minimize the amount of oil released in an oil spill. These technologies include, but are not limited to, installation of leak detection technologies, automatic shutoff systems, or remote controlled sectionalized block valves. Our pipeline operations in California must implement certain of these technologies, unless specifically exempted, by April 1, 2023.

Canada

In Canada, the CER and provincial regulators regulate the safety and integrity management of pipelines and facilities used for hydrocarbon transmission and storage. We have incurred and will continue to incur costs related to such regulatory requirements. For example, we continue to implement Pipeline, Facility and Cavern Integrity Management Programs in Canada to comply with applicable regulatory requirements and assist in our efforts to mitigate risk. Costs incurred for such integrity management activities were approximately $85 million in 2022. Our preliminary estimate for 2023 is approximately $80 million of costs on such projects.

We cannot predict the potential costs associated with additional, future regulations in Canada or the United States. Significant additional expenses could be incurred, and additional operational requirements and constraints could be imposed, if new or more stringently interpreted pipeline safety requirements are implemented.

Occupational Safety and Health

United States

In the United States, we are subject to the requirements of the Occupational Safety and Health Act, as amended, and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the U.S. Occupational Safety and Health Administration (“OSHA”) hazard communication standard requires that certain information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens. Certain of our facilities are also subject to OSHA Process Safety Management (“PSM”) regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals.  These regulations apply to any process which involves a chemical at or above specified thresholds or any process that involves 10,000 pounds or more of a flammable liquid or gas in one location.

Canada

Similar regulatory requirements exist in Canada under the federal and provincial Occupational Health and Safety Acts, Regulations and Codes. The agencies with jurisdiction under these regulations are empowered to enforce them through inspection, audit, incident investigation or investigation of a public or employee complaint.  In some jurisdictions, the agencies have been empowered to administer penalties for violations without the company first being prosecuted. Additionally, under the Criminal Code of Canada, organizations, corporations and individuals may be prosecuted criminally for violating the duty to protect employees and the public.

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

Hazardous Substances

The federal Comprehensive Environmental Response, Compensation and Liability Act, as amended (“CERCLA”), also known as “Superfund,” and comparable state laws impose liability, without regard to fault or the legality of the original act, on certain classes of persons that contribute to the release of a “hazardous substance” into the environment. These persons include the owner or operator of the site or sites where the release occurred and companies that disposed of, or arranged for the disposal of, the hazardous substances found at the site. Such persons may be subject to strict, joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. In the course of our ordinary operations, we may generate waste that falls within CERCLA’s definition of a “hazardous substance.”

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

Air Emissions

Our United States operations are subject to the United States Clean Air Act (“Clean Air Act” or “CAA”), comparable state laws and associated federal, state and local regulations. Our Canadian operations are also subject to federal and provincial air emission regulations, which are discussed in subsequent sections.

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

Climate Change Initiatives

United States

The threat of climate change continues to attract considerable attention in the United States and around the world. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of carbon dioxide, methane and other greenhouse gases (“GHG”). These efforts have included consideration of cap-and-trade programs, carbon taxes, climate-related disclosure obligations, and regulations that directly limit GHG emissions from certain sources. These proposals and related legislation could increase operating costs within the oil and gas industry and accelerate the transition away from fossil fuels, which could in turn reduce demand for our products and services and adversely affect our business and results of operations.

In addition, following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted rules and regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and gas system sources, and impose new standards reducing methane emissions from oil and gas operations through limitations on venting and flaring and the implementation of enhanced emission leak detection and repair requirements. Two of our facilities are presently subject to the federal GHG reporting requirements. These include facilities with combustion GHG emissions and potential fugitive emissions above the reporting thresholds. We import sufficient quantities of finished fuel products into the United States to be required to report that activity as well. In recent years, there has been considerable uncertainty surrounding regulation of methane emissions. For example, President Biden issued an executive order calling on the EPA to revisit federal regulations promulgated during the Trump Administration regarding methane and establish new or more stringent standards for existing or new sources in the oil and gas sector, including the transmission and storage segments, and he signed into law a revocation of certain parts of the Trump-era rules. Separately, the Bureau of Land Management (“BLM”) has also proposed rules to limit venting, flaring, and methane leaks for oil and gas operations on federal lands.

At the state level, California has implemented a GHG cap-and-trade program. California finished fuels providers (refiners and importers), including Plains Marketing and Plains Midstream Canada, are required to purchase GHG emission credits for finished fuel sold in or imported into California.

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

Canada

Large emitters of GHG have been required to report their emissions under the Canadian Greenhouse Gas Emissions Reporting Program since 2004. Effective January 1, 2018, the Federal Department of Environment and Climate Change lowered the reporting threshold for all facilities from 50 thousand tonnes per year (“kt/y”) to 10 kt/y GHG emissions. Four of our facilities are currently required to prepare annual emissions reports. The associated cost with this reporting requirement is not considered to be material. Several Canadian Provinces, including some in which we operate, have implemented additional climate-related initiatives and regulations.

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

The U.S. Oil Pollution Act of 1990 (“OPA”) amended certain provisions of the CWA as they relate to the release of petroleum products into navigable waters. OPA subjects owners of facilities to strict, joint and potentially unlimited liability for containment and removal costs, natural resource damages and certain other consequences of an oil spill. State and Canadian federal and provincial laws also impose requirements relating to the prevention of oil releases and the remediation of impacted areas.

The construction or expansion of pipelines often requires authorizations under the CWA, which authorizations may be subject to challenge. For over 35 years, the U.S. Army Corps of Engineers (the “Corps”) has authorized construction, maintenance and repair of pipelines under a streamlined nationwide permit program known as Nationwide Permit 12 (“NWP 12”). From time to time, environmental groups have challenged the use of NWP 12 for oil and gas pipeline projects. In April 2020, the federal district court for the District of Montana vacated the Corps’ NWP 12 after determining that it failed to comply with consultation requirements under the Endangered Species Act, though the district court’s order was subsequently limited on appeal. In January 2021, the Corps published a reissuance of NWP 12, but this permit is being challenged in federal court on the same grounds that were litigated in the April 2020 case. More recently, the Corps announced it was beginning a formal review of NWP 12 in May 2022. While the full extent and impact of these recent developments is unclear at this time, any disruption in our ability to obtain coverage under NWP 12 or other general permits may result in increased costs and project delays if we are forced to seek individual permits from the Corps.

Also, there continues to be uncertainty on the federal government’s applicable jurisdictional reach under the Clean Water Act over waters of the United States (“WOTUS”), including wetlands. The EPA and the Corps under the Obama, Trump and Biden Administrations have pursued multiple rulemakings since 2015 in an attempt to determine the scope of such reach, and in several instances, federal courts have vacated these rulemakings. Two federal district court decisions vacated the Trump Administration’s 2020 rule, which resulted in a return to protections that were in place prior to the 2015 rulemaking revisions under the Obama Administration. The EPA and the Corps recently published a final rule, which will take effect on March 20, 2023, defining WOTUS according to the broader pre-2015 standards with additional updates to incorporate existing Supreme Court decisions and agency guidance. However, the new rule has already been challenged, with the State of Texas and industry groups filing separate suits in federal court in Texas on January 18, 2023. Moreover, the EPA and the Corps have announced an intent to develop a subsequent rule further revising the definition of WOTUS. Additionally, the Supreme Court is also expected to rule in mid-2023 on the legal tests used to determine whether wetlands are WOTUS, which ruling could impact the regulatory definition and its implementation more broadly. Therefore, the ongoing boundaries and substance of the WOTUS definition and its impacts on the scope of the CWA remain uncertain at this time. In addition, in an April 2020 decision, the U.S. Supreme Court held that, in certain cases, discharges from a point source to groundwater could fall within the scope of the CWA and require a permit. The Court rejected the EPA’s and Corps’ assertion that groundwater should be totally excluded from the CWA. To the extent any new rule or judicial decision expands the scope of the CWA’s jurisdiction in areas where we or our customers conduct operations, such developments could delay, restrict or halt permitting or development of projects, result in longer permitting timelines, or increased compliance expenditures or mitigation costs for our and our customers’ operations, which may reduce the rate of production from operators.

Endangered Species

The federal Endangered Species Act (the “ESA”) and comparable state laws may restrict exploration, development and production activities that may affect endangered and threatened species or their habitats. The ESA provides broad protection for species of fish, wildlife and plants that are listed as threatened or endangered in the United States and prohibits the taking of protected species. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act, Canada’s Species at Risk Act, and other analogous state and provincial laws and regulations. Under the ESA, federal agencies are required to ensure that any action authorized, funded or carried out by them is not likely to jeopardize the continued existence of listed or endangered species or modify their critical habitats. New projects may require approvals and environmental analysis under these and other laws, including the National Environmental Policy Act. The resulting costs and liabilities associated with lengthy regulatory review and approval requirements could materially and negatively affect the viability of such projects.

Other Regulations

Transportation Regulation

Our transportation activities are subject to regulation by multiple governmental agencies. Our historical operating costs reflect the recurring costs resulting from compliance with these regulations. The following is a summary of the types of transportation regulation that may impact our operations.

Interstate Liquids Regulation in the United States.  Our common carrier pipeline operations with interstate movements of liquids are subject to rate regulation by the U.S. Federal Energy Regulatory Commission (“FERC”) under the Interstate Commerce Act (“ICA”). Unless covered by a waiver, the ICA requires that we maintain tariffs on file with FERC for interstate movements of liquids on our pipelines. Those tariffs set forth the rates we charge for providing transportation services as well as the rules and regulations governing these services. The ICA requires that tariff rates for liquids pipelines, which include both crude oil pipelines and petroleum products pipelines, be just and reasonable and not unduly discriminatory. Failure to comply with the requirements of the ICA could result in the imposition of civil or criminal penalties, as described below.

Under the Energy Policy Act of 1992 (“EPAct”), liquids pipeline rates in effect for the 365-day period ending on the date of enactment of EPAct are deemed to be just and reasonable under the ICA if such rates had not been subject to complaint, protest or investigation during such 365-day period. Generally, complaints against such “grandfathered” rates may only be pursued if the complainant can show that a substantial change has occurred since the enactment of EPAct in either the economic circumstances of the liquids pipeline or in the nature of the services provided that were a basis for the rate. EPAct places no such limit on challenges to a provision of a liquids pipeline tariff rate or rules as unduly discriminatory or preferential. Many FERC-regulated liquids pipelines also use the FERC indexing methodology to change their rates. For those pipelines that use the FERC indexing methodology, FERC reviews the index formula every five years to determine whether a change in the methodology is required or, if not, to determine the appropriate index for the subsequent five-year period. On January 20, 2022, FERC issued an order on rehearing of its December 17, 2020 Order Establishing Index Level in which the Commission reduced the oil pricing index factor for oil pipelines to use for the current five-year period. As a result, the ceiling levels computed for July 1, 2021 to June 30, 2022, as well as the ceiling levels for July 1, 2022 to June 30, 2023, and the resulting rates currently in effect for certain of our liquids pipelines, were computed to account for the appropriate index factor. Some parties sought rehearing of the January 20, 2022 order with FERC, which was denied by FERC on May 6, 2022. Certain parties have appealed the January 20, 2022 and May 6, 2022 FERC orders, and the appeals remain pending before the DC Circuit. FERC has also retained cost-of-service ratemaking, market-based rates and settlement rates as alternatives to the indexing approach that may be used in certain specified circumstances.

Because the indexing methodology for the next five-year indexing period is tied in part to an inflation index and is not based on our specific costs, the indexing methodology could hamper our ability to recover cost increases. The majority of our pipeline profits in the United States are based on rates that are either grandfathered in part or set by agreement with one or more shippers. These rates remain regulated by FERC and are subject to challenge or review and modification by FERC under the ICA. Changes in FERC’s methodologies for approving rates could adversely affect us. In addition, challenges to our regulated rates could be filed with FERC and future decisions by FERC regarding our regulated rates could adversely affect our cash flows.

The Energy Policy Act of 2005 (“EPAct 2005”) authorized FERC to impose civil penalties for violations of the ICA and FERC regulations thereunder, up to a maximum amount that is adjusted annually for inflation, which for 2023 equals $15,662 per day, per violation. Should we fail to comply with applicable statutes, rules, regulations and orders administered by FERC, we could be subject to substantial penalties and fines.

Intrastate Regulation in the United States. Our intrastate liquids pipeline transportation activities are subject to various state laws and regulations, as well as orders of state regulatory bodies, including the Railroad Commission of Texas (“TRRC”) and the California Public Utility Commission (“CPUC”). The CPUC prohibits certain of our subsidiaries from acting as guarantors of our senior notes and credit facilities.

Canadian Regulation.  Our Canadian pipeline assets are subject to regulation by the CER and by provincial regulators. With respect to pipelines over which it has jurisdiction, the relevant regulatory authority has the power, upon application by a third party, to determine reasonability of the rates we are allowed to charge for transportation on, and set other terms of access to, such pipelines. In such circumstances, if the relevant regulatory authority determines that the applicable terms and conditions of service are not just and reasonable, the regulatory authority can impose conditions it considers appropriate.

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

Railcar Regulation

We own and operate a number of railcar loading and unloading facilities in the United States and Canada. In connection with these rail terminals, we own and lease a significant number of railcars. Our railcar operations are subject to the regulatory jurisdiction of the Federal Railroad Administration (“FRA”) of the DOT, OSHA, as well as other federal and state regulatory agencies and Canadian regulatory agencies for operations in Canada. From time to time, these regulatory bodies may enact new regulations or revise and update existing regulations related to the transportation of oil and NGL by railcar.

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

Transportation Security Administration Security Directives

In 2021, in response to the Colonial Pipeline cybersecurity incident, The United States Department of Homeland Security’s Transportation Security Administration (“TSA”) issued two comprehensive security directives that included various cyber security and reporting requirements for critical infrastructure pipeline owners and/or operators. Compliance with these security directives may have a significant impact on our operations and results of operations.

Cross Border Regulation

As a result of our cross border activities, including transportation and importation of crude oil and NGL between the United States and Canada, we are subject to a variety of legal requirements pertaining to such activities including presidential permit requirements, export/import license requirements, tariffs, Canadian and U.S. customs and taxes, and requirements relating to toxic substances. U.S. legal requirements relating to these activities include regulations adopted pursuant to the Short Supply Controls of the Export Administration Act (“EAA”), the United States-Mexico-Canada Agreement (“USMCA”) and the Toxic Substances Control Act (“TSCA”), as well as presidential permit requirements of the U.S. Department of State. In addition, the importation and exportation of natural gas from and to the United States and Canada is subject to regulation by U.S. Customs and Border Protection, U.S. Department of Energy and the CER. Violations of these licensing, tariff and tax reporting requirements or failure to provide certifications relating to toxic substances could result in the imposition of significant administrative, civil and criminal penalties. Furthermore, the failure to comply with U.S. federal, state and local tax requirements, as well as Canadian federal and provincial tax requirements, could lead to the imposition of additional taxes, interest and penalties.

Market Anti-Manipulation Regulation

In November 2009, the Federal Trade Commission (“FTC”) issued regulations pursuant to the Energy Independence and Security Act of 2007, intended to prohibit market manipulation in the petroleum industry. Violators of the regulations face civil penalties of up to approximately $1.4 million per violation per day, subject to the FTC’s annual inflation adjustment. In July 2010, Congress passed the Dodd-Frank Act, which incorporated an expansion of the authority of the Commodity Futures Trading Commission (“CFTC”) to prohibit market manipulation in the markets regulated by the CFTC. This authority, with respect to crude oil swaps and futures contracts, is similar to the anti-manipulation authority granted to the FTC with respect to crude oil purchases and sales.  In July 2011, the CFTC issued final rules to implement their new anti-manipulation authority.  The rules subject violators to a civil penalty of up to the greater of approximately $1.23 million, subject to the CFTC’s annual inflation adjustment, or triple the monetary gain to the person for each violation.

Operational Hazards and Insurance

Pipelines, terminals, trucks or other facilities or equipment may experience damage as a result of an accident, natural disaster, terrorist attack, cyber event or other event. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations. Consistent with insurance coverage generally available in the industry, in certain circumstances our insurance policies provide limited coverage for losses or liabilities relating to gradual pollution, with broader coverage for sudden and accidental occurrences. We maintain various types and varying levels of insurance coverage to cover our operations and properties, and we self-insure certain risks, including gradual pollution, cybersecurity and named windstorms. To the extent we do maintain insurance coverage, such insurance does not cover every potential risk that might occur, associated with operating pipelines, terminals and other facilities and equipment, including the potential loss of significant revenues and cash flows.

The occurrence of a significant event not fully insured, indemnified or reserved against, or the failure of a party to meet its insurance or indemnification obligations, could materially and adversely affect our operations and financial condition. While we strive to maintain adequate insurance coverage, our actual costs may exceed our coverage levels and insurance will not cover many types of interruptions that might occur, will not cover amounts up to applicable deductibles and will not cover all risks associated with certain of our assets and operations. With respect to our insurance coverage, our policies are subject to deductibles and retention levels that we consider reasonable and not excessive. Additionally, no assurance can be given that we will be able to maintain adequate insurance in the future at rates we consider reasonable. As a result, we may elect to self-insure or utilize higher deductibles in certain other insurance programs. In addition, although we believe that we have established adequate reserves and liquidity to the extent such risks are not insured, costs incurred in excess of these reserves may be higher or we may not receive insurance proceeds in a timely manner, which may potentially have a material adverse effect on our financial conditions, results of operations or cash flows.

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

Human Capital

General

Our primary human capital management objective is to attract, retain and develop a high quality workforce that will enable us to maintain and enhance a culture that is consistent with our Core Values. To support this objective, we seek to attract, reward and support employees through competitive pay, benefits and other programs; develop employees and encourage internal talent mobility to prepare employees for critical roles and leadership positions for the future; facilitate the development of a workplace culture that is diverse, engaging and inclusive; and promote efficiency and a high performance culture by investing in technology and systems and providing tools and resources that enable employees at work.

Neither we nor our general partner have officers or employees. All of our officers and other personnel necessary for our business to function are employed by GP LLC or PMCULC. As of December 31, 2022, GP LLC and PMCULC employed approximately 4,100 people in North America, of which approximately 2,900 were employed in the U.S. and approximately 1,200 were employed in Canada. Approximately 69% of our workforce (approximately 2,800 employees) are field employees, which includes approximately 800 employees in our trucking division. Our employees are located in 25 states in the U.S. and in four provinces in Canada. Approximately 185 employees are covered by six separate collective bargaining agreements, which are open for renegotiation in 2023, 2024 and 2025.

Health and Safety

Our people are our most valuable asset. We prioritize the health and safety of our employees and we are committed to protecting our employees and conducting our operations in a safe, reliable and responsible manner. We support our commitment to health and safety through extensive education and training and investment in necessary equipment, systems, processes and other resources, and we have a number of safety programs and campaigns that are shared across our operations, such as “Hazard ID / Near Miss Program” communications, periodic and situation specific safety stand-downs, lessons learned sharing and stop work authorization for all employees. We also have a number of programs that are focused on employee wellness, including an employee assistance program that provides free mental and behavioral support for employees. In addition, in order to incentivize performance in the areas of safety and environmental responsibility, our performance-based annual bonus program includes a safety component that is based on reductions in our recordable injury rate, and an environmental responsibility component that is tied to reductions in the number of federally reportable releases we experience. For 2022, our targets for these two areas were based on reductions from our 2020 results and we achieved or exceeded our targets, with reductions of approximately 18% and 35%, respectively, and since 2018, for each of these metrics, we have achieved cumulative reductions of more than 50%. In addition, in 2021 we established a new HSES Board Committee to provide additional oversight and perspectives with respect to HSES and ESG matters.

Diversity and Inclusion

We are committed to providing a professional work environment where all employees are treated with respect and dignity and provided with equal opportunities. To that end, we strive to develop a culture of inclusion and diversity in our workforce and aspire to employ a workforce that reflects the diversity of the communities where we operate. As of December 31, 2022, approximately 21% of our overall workforce was female (46% exclusive of field employees), and under-represented groups comprised approximately 34% of our U.S. workforce (39% exclusive of field employees).

We have focused our recruiting efforts on expanding the pool of potential new hire candidates in order to attract a more diverse employee workforce. We are recruiting at schools that traditionally have a more diverse student population and are also using recruiting tools that allow us to post open positions to expand our reach to a larger and more diverse potential employee candidate population.

In addition, to further support diversity and inclusion efforts at Plains and across the broader industry, we created and sponsor an employee resource group called Cultivating Connections. This group is dedicated to encouraging diversity, inclusion and advancement of women in the industry through networking, mentoring, sharing experiences and ideas, training, and furthering the development of leadership skills. Through Cultivating Connections, an employee mentorship program was also established to encourage professional growth through the development of core competencies.

Training and Leadership Development

We are committed to the continued development of our people. We provide a multitude of training programs covering subjects such as field operations, health and safety, regulatory compliance, technical training, management and leadership skills, and professional development. We also operate a number of internal programs at all levels of the workforce that are designed to identify and develop future leaders of the organization. The Board receives reports from senior management on a regular basis regarding the status of succession plans with respect to executive leadership of the company.

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

A non-U.S. holder described in the first bullet point above will be subject to U.S. federal income tax at a rate of 30% (or such lower rate as specified by an applicable income tax treaty) on the amount of such gain, which generally may be offset by U.S. source capital losses provided the non-U.S. holder has timely filed U.S. federal income tax returns with respect to such losses.

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

Additional Withholding Requirements under FATCA

Sections 1471 through 1474 of the Code, and the U.S. Treasury regulations and administrative guidance issued thereunder (“FATCA”), impose a 30% withholding tax on any dividends paid on our Class A shares and, subject to the proposed U.S. Treasury regulations discussed below, on proceeds from sales or other dispositions of our Class A shares if paid to a “foreign financial institution” or a “non-financial foreign entity” (each as defined in the Code) (including, in some cases, when such foreign financial institution or non-financial foreign entity is acting as an intermediary), unless (i) in the case of a foreign financial institution, such institution enters into an agreement with the U.S. government to withhold on certain payments, and to collect and provide to the U.S. tax authorities substantial information regarding U.S. account holders of such institution (which includes certain equity and debt holders of such institution, as well as certain account holders that are non-U.S. entities with U.S. owners), (ii) in the case of a non-financial foreign entity, such entity certifies that it does not have any “substantial United States owners” (as defined in the Code) or provides the applicable withholding agent with a certification identifying the direct and indirect substantial United States owners of the entity (in either case, generally on an IRS Form W-8BEN-E), or (iii) the foreign financial institution or non-financial foreign entity otherwise qualifies for an exemption from these rules and provides appropriate documentation (such as an IRS Form W-8BEN-E). Foreign financial institutions located in jurisdictions that have an intergovernmental agreement with the United States governing these rules may be subject to different rules. Under certain circumstances, a holder might be eligible for refunds or credits of such taxes. While gross proceeds from a sale or other disposition of our Class A shares paid after January 1, 2019 would have originally been subject to withholding under FATCA, proposed U.S. Treasury regulations provide that such payments of gross proceeds do not constitute withholdable payments. Taxpayers may generally rely on these proposed U.S. Treasury regulations until they are revoked or final U.S. Treasury regulations are issued. Non-U.S. holders are encouraged to consult their own tax advisors regarding the effects of FATCA on an investment in our Class A shares.

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

Risks Related to Conflicts of Interest

Our existing organizational structure and the current and future relationships among us, PAA, our respective general partners, the Legacy Owners and affiliated entities present the potential for conflicts of interest.

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
•changes in supply and demand for the products PAA handles and the services it provides, which can be caused by a variety of factors outside of its control;
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
•pandemics, epidemics or other public health events;
•societal and political pressures from various groups, including opposition to the development or operation of PAA’s pipelines and facilities;
•increased concern by financial stakeholders with respect to PAA’s governance structure and the perceived social and environmental cost of PAA’s industry;
•the overall forward market for crude oil and NGL, and certain market structures, the absence of pricing volatility and other market factors;
•an inability to fully implement or realize expected returns or other anticipated benefits associated with joint venture and joint ownership arrangements, acquisitions, divestitures and other projects;
•entering into new businesses in connection with PAA’s strategy to participate in emerging energy opportunities;
•loss of PAA’s investment grade credit rating or a significant reduction in the ability of PAA to receive open credit;

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
•the cost to repair and maintain PAA’s assets;
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

Furthermore, AAP’s ability to distribute cash to us and our ability to distribute cash received from AAP to our Class A shareholders is limited by a number of factors, including:
•our payment of any income taxes;
•restrictions on distributions contained in PAA’s credit facilities and any future debt agreements entered into by AAP, PAA or us; and
•reserves our general partner establishes for, among other things, the proper conduct of our business or to comply with applicable law or any agreement binding on us or our subsidiaries (exclusive of PAA and its subsidiaries).

A material increase in amounts paid or reserved with respect to any of these factors could restrict our ability to pay quarterly distributions to our Class A shareholders. See Item 5. “Market for Registrant’s Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities—Cash Distribution Policy.”

The distributions AAP is entitled to receive may fluctuate, which may reduce cash distributions to our Class A shareholders.

At December 31, 2022, we owned an approximate 81% limited partner interest in AAP, which owned approximately 241.0 million PAA common units. All of the cash flow we receive from AAP is derived from its ownership of these PAA common units. Because distributions on PAA common units are dependent on the amount of cash PAA generates, distributions may fluctuate based on PAA’s performance. The actual amount of cash that is available to be distributed each quarter will depend on numerous factors, some of which are beyond our control and the control of PAA. Cash distributions are dependent primarily on cash flow, including cash flow from financial reserves and working capital borrowings, and not solely on profitability, which is affected by non-cash items. Therefore, PAA’s cash distributions might be made during periods when PAA records losses and might not be made during periods when PAA record profits.

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

Because we distribute all of our available cash, our growth may not be as fast as the growth of businesses that reinvest their available cash to expand ongoing operations. In fact, because currently our cash flow is generated solely from distributions we receive from AAP, which are derived from AAP’s partnership interests in PAA, our growth will be completely dependent upon PAA. The amount of distributions received by AAP is based on PAA’s per unit distribution paid on each PAA common unit and the number of PAA common units that AAP owns. If we issue additional Class A shares or we were to incur debt or are required to pay taxes, the payment of distributions on those additional Class A shares, or interest on such debt or payment of such taxes, could increase the risk that we will be unable to maintain or increase our cash distribution levels.

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

Our shareholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. If our Class A shareholders are dissatisfied with the performance of our general partner, it may be difficult for them to remove our general partner. Our general partner may only be removed by vote of the holders of at least 66 2/3% of our outstanding shares (including both Class A and Class B shares). At December 31, 2022, the Legacy Owners owned approximately 19% of our outstanding Class A and Class B shares. Without the support of our Legacy Owners, such ownership level may make it more difficult for our Class A shareholders to obtain the requisite vote level required to remove our general partner.

As a result of these provisions, the price at which our shares trade may be lower because of the absence or reduction of a control or takeover premium in the trading price.

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

If PAA’s unitholders remove PAA GP as PAA”s general partner, AAP may be required to sell or exchange its indirect general partner interest and we may lose our ability to manage and control PAA.

We currently manage our investment in PAA through our indirect ownership of PAA GP, which serves as PAA’s general partner. PAA’s partnership agreement gives unitholders of PAA the right to remove PAA GP as general partner upon the affirmative vote of holders of 66 2/3% of PAA’s outstanding units. If PAA GP withdraws as general partner or is removed without cause (as defined in PAA’s partnership agreement) and a successor general partner is elected, AAP will receive cash in exchange for its indirect general partner interest. If PAA GP withdraws under circumstances other than those described in the preceding sentence and a successor general partner is elected, the successor general partner will purchase the general partner interest for its fair market value. If PAA GP’s interests are not purchased, they will be converted into common units. In either case, we could lose our ability to manage and control PAA.

In addition, if PAA GP is removed or withdraws as general partner of PAA, we could face an increased risk of being deemed an investment company. Please read “—If in the future we cease to manage and control PAA, we may be deemed to be an investment company under the Investment Company Act of 1940.”

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

The Legacy Owners hold a meaningful portion of the combined voting power of our Class A and Class B shares.

At December 31, 2022, through their ownership of Class B shares, the Legacy Owners held approximately 19% of the combined voting power of our Class A and Class B shares. The Legacy Owners are entitled to act separately in their own respective interests with respect to their partnership interests in us, and collectively they currently have the ability to influence (although not the ability to block outright) (i) the outcome of any matters requiring shareholder approval, including certain mergers and other material transactions and (ii) a change in the composition of our board of directors or a change in control of our company that could deprive our shareholders of an opportunity to receive a premium for their Class A shares as part of a sale of our company. So long as the Legacy Owners continue to own a meaningful amount of our outstanding shares, even if such amount is less than 50%, they will continue to be able to influence any matters requiring shareholder approval, regardless of whether or not other shareholders believe that such matters are in their own best interests.

A valuation allowance on our deferred tax asset could reduce our earnings.

As of December 31, 2022, we had a gross deferred tax asset of approximately $1.4 billion. Generally accepted accounting principles in the United States (“GAAP”) requires that a valuation allowance must be established for deferred tax assets when it is more likely than not that they will not be realized. We believe that the deferred tax asset we recorded through 2022 will be realized and that a valuation allowance is not required. However, if we were to determine that a valuation allowance was appropriate for our deferred tax asset, we would be required to take an immediate charge to earnings with a corresponding reduction of partners’ capital and increase in balance sheet leverage as measured by debt-to-total capitalization. In light of the Tax Cuts and Jobs Act of 2017, a valuation allowance will not be required for any U.S. federal deferred tax asset created after 2017.

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

Risks Related to Conflicts of Interest

Our existing organizational structure and the current and future relationships among us, PAA, our respective general partners, the Legacy Owners and affiliated entities present the potential for conflicts of interest.

Conflicts of interest may arise as a result of our organizational structure and the current and future relationships among us, PAA, our respective general partners, the Legacy Owners and affiliated entities.

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

At December 31, 2022, the Legacy Owners owned approximately 19% of our outstanding Class A and Class B shares and approximately 19% of the AAP units. As a result, the Legacy Owners may have conflicting interests with holders of Class A shares. For example, the Legacy Owners may have different tax positions from us which could influence their decisions regarding whether and when to cause us to dispose of assets.

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

If at any time more than 80% of our outstanding Class A shares and Class B shares on a combined basis (including Class A shares issuable upon the exchange of Class B shares) are owned by our general partner, the Legacy Owners (or certain transferees in private, non-exchange transactions) or their respective affiliates, our general partner will have the right (which it may assign to any of its affiliates, the Legacy Owners or us), but not the obligation, to acquire all, but not less than all, of the remaining Class A shares held by public shareholders at a price equal to the greater of (x) the current market price of such shares as of the date three days before notice of exercise of the call right is first mailed and (y) the highest price paid by our general partner, the Legacy Owners (or certain transferees in private, non-exchange transactions) or their respective affiliates for such shares during the 90 day period preceding the date such notice is first mailed. As a result, holders of our Class A shares may be required to sell such Class A shares at an undesirable time or price and may not receive any return of or on their investment. Class A shareholders may also incur a tax liability upon a sale of their Class A shares. At December 31, 2022, the Legacy Owners owned approximately 19% of the Class A shares and Class B shares on a combined basis.

Risks Related to PAA’s Business

PAA’s profitability depends on the volume of crude oil, natural gas and NGL shipped, processed, purchased, stored, fractionated and/or gathered at or through the use of its facilities, which can be negatively impacted by a variety of factors outside of its control.

Drilling activity, crude oil production and benchmark crude oil prices can fluctuate significantly over time for a wide variety of reasons, including prevailing economic conditions, reduced demand by consumers for end products made with hydrocarbons, increased competition, adverse weather conditions, public health emergencies, and government laws and regulations affecting prices and production levels. Crude oil prices may also decline due to actions of domestic or foreign oil producers—they may take actions that create an over-supply of crude oil, and decrease benchmark crude oil prices. If producers reduce drilling activity in response to future declines in such prices, reduced capital market access, increased capital raising costs or adverse governmental or regulatory action, including, for example, federal, state or local laws or regulations that restrict drilling activities for environmental, seismic or other reasons, it could adversely impact current or future production levels. In turn, such developments could lead to reduced throughput on PAA’s pipelines and at its other facilities, which, depending on the level of production declines, could have a material adverse effect on PAA’s business.

Also, except with respect to some of PAA’s recently constructed long haul pipeline assets, third-party shippers generally do not have long-term contractual commitments to ship crude oil on PAA’s pipelines. A decision by a shipper to substantially reduce or cease to ship volumes of crude oil on PAA’s pipelines could cause a significant decline in its revenues.

To maintain the volumes of crude oil PAA purchases in connection with its operations, PAA must continue to contract for new supplies of crude oil to offset volumes lost because of reduced drilling activity by producers, natural declines in crude oil production from depleting wells or volumes lost to competitors. If production declines, competitors with under-utilized assets could adversely impact PAA’s ability to secure additional supplies of crude oil.

PAA’s profitability can be negatively affected by a variety of factors stemming from competition in its industry, including recontracting and other risks associated with the general capacity overbuild of midstream energy infrastructure in some of the areas where it operates.

PAA faces competition in all aspects of its business and can give no assurances that it will be able to compete effectively against its competitors.  In general, competition comes from a wide variety of participants in a wide variety of contexts, including new entrants and existing participants and in connection with day-to-day business, investment capital projects, acquisitions and joint venture activities. Some of PAA’s competitors have capital resources many times greater than PAA’s or control greater supplies of crude oil, natural gas or NGL. In addition, other competitors with significant excess capacity and high financial leverage may be motivated to reduce transportation rates to levels approaching variable operating costs, without regard to whether they are generating an acceptable return on their investment. These competitive risks make it more difficult for PAA to attract new customers and expose PAA to increased contract renewal and customer retention risk with respect to its existing customers and make recontracting at favorable rates and volumes more challenging, including, for example, with respect to certain of PAA’s long-haul Permian pipelines.

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

Fluctuations in demand for NGL products, whether because of general or industry specific economic conditions, new government regulations, global competition, reduced demand by consumers for products made with NGL products, increased competition from petroleum-based feedstocks due to pricing differences, mild winter weather for some NGL products, particularly propane, or other reasons, could result in a decline in the volume of NGL products PAA handles or a reduction of the fees it charges for its services or margins it earns. Also, increased supply of NGL products could reduce the value of NGL PAA handles and reduce the margins realized by it.

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

Some of PAA’s operations involve risks of personal injury, property damage and environmental damage that could curtail its operations and otherwise materially adversely affect its cash flow. Virtually all of PAA’s operations are exposed to potential natural disasters or other natural events, including hurricanes, tornadoes, storms, floods, earthquakes, shifting soil and/or landslides. The location of some of PAA’s assets and its customers’ assets in the U.S. Gulf Coast region makes them particularly vulnerable to hurricane or tropical storm risk. PAA’s facilities and operations are also vulnerable to accidents caused by process safety failures, equipment failures, or human error. In addition, the U.S. government has previously issued warnings that energy assets, specifically the nation’s pipeline infrastructure, may be targets of terrorist organizations. Terrorists may target PAA’s physical facilities and hackers may attack its electronic and computer systems.

If one or more of PAA’s pipelines or other facilities, including electronic and computer systems, or any facilities or businesses that deliver products, supplies or services to PAA or that it relies on in order to operate its business, are damaged by severe weather or any other disaster, accident, catastrophe, terrorist attack or event, its operations could be significantly interrupted. In addition, PAA’s merchant activities include purchasing crude oil and NGL that is carried on railcars, tankers or barges. Such cargos are at risk of being damaged or lost because of events such as derailment, marine disaster, inclement weather, mechanical failures, grounding or collision, fire, explosion, environmental accidents, piracy, terrorism and political instability. These incidents or interruptions could involve significant damage or injury to people, property or the environment, and repairs could take anywhere from a few days to several months or more depending on the severity and impact of the event. Any such event that interrupts the revenues generated by its operations, hinders its ability to fulfil its contractual obligations or which causes PAA to make significant expenditures not covered by insurance, could reduce its profitability, cash flows and cash available for paying distributions to its partners and, accordingly, adversely affect its financial condition and the market price of its securities.

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

PAA is reliant on the continuous and uninterrupted operation of its various technology systems. User access to PAA’s sites and information technology systems are critical elements of its operations, as is cloud security and protection against cyber security incidents. In the ordinary course of its business, PAA collects and stores sensitive data in its data centers and on its networks, including intellectual property, proprietary business information, critical operating information and data, information regarding its customers, suppliers, royalty owners and business partners, and personally identifiable information of its employees. PAA also engages third parties, such as service providers and vendors, who provide a broad array of software, technologies, tools and other products, services and functions that enables it to conduct, monitor and/or protect its business, operations systems and data assets. The secure processing, maintenance and transmission of this information is critical to PAA’s operations and business strategy. Despite PAA’s security measures, the information technology and infrastructure it relies on may be vulnerable to attacks by third parties, such as hackers, or breached due to human error, malfeasance or other disruptions. Any such breach could compromise PAA’s networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties for divulging shipper information, disruption of PAA’s operations, damage to its reputation, and loss of confidence in its services, which could adversely affect its business.

PAA and certain of its service providers have, from time to time, been subject to cyberattacks. The frequency and magnitude of cyberattacks is expected to increase and attackers are becoming more sophisticated. PAA may be unable to anticipate, detect or prevent future attacks, particularly as the methodologies used by attackers change frequently or are not recognized until launched, and PAA may be unable to investigate or remediate incidents because attackers are increasingly using techniques and tools designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

The information technology infrastructure PAA uses is critical to the efficient operation of its business and essential to its ability to perform day-to-day operations. Risks to PAA’s information technology systems include: unauthorized or inadvertent extraction of business sensitive, confidential or personal information; denial of access extortion; corruption of information; or disruption of business processes. Breaches of PAA’s information technology infrastructure or physical facilities, or other disruptions, could result in damage to its assets, safety incidents, damage to the environment, remediation costs, liability, regulatory enforcement, violation of privacy or securities laws and regulations, the loss of contracts or the inability to fulfil its contractual obligations, any of which could have a material adverse effect on its operations, financial position and results of operations. In addition, PAA may be required to invest significant additional resources to enhance its information security and controls or to comply with evolving cybersecurity laws or regulations.

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

PAA’s business, results of operations, financial condition, cash flows and unit price can be adversely affected by pandemics, epidemics or other public health events.

PAA’s business, results of operations, financial condition, cash flows and unit price can be adversely affected by pandemics, epidemics or other public health events. Such events may cause widespread economic disruption and result in material reductions in demand for crude oil, NGL and other petroleum products, which in turn may result in significant declines in the volume of crude oil and NGL shipped, processed, purchased, stored, fractionated and/or gathered at or through the use of many of PAA’s assets. The effects of a public health event depend on a wide variety of factors that are outside of PAA’s control, including the clinical severity and transmissibility of the virus or pathogen; the development, deployment, adoption and effectiveness of treatments and vaccines; the capacity of healthcare systems and public health infrastructure; and the response of public health authorities, governments and individuals in areas impacted by such event.

PAA may face opposition from various groups to the development or operation of its pipelines and facilities and PAA’s business may be subject to societal and political pressures.

PAA may face opposition to the development or operation of its pipelines and facilities from environmental groups, landowners, indigenous groups, local groups and other advocates. Such opposition could take many forms, including organized protests, attempts to block or sabotage PAA’s operations, intervention in regulatory or administrative proceedings involving its assets, or lawsuits or other actions designed to prevent, disrupt or delay the development or operation of PAA’s assets and business. For example, repairing PAA’s pipelines often involves securing consent from individual landowners to access their property; one or more landowners may resist PAA’s efforts to make needed repairs, which could lead to an interruption in the operation of the affected pipeline or other facility for a period of time that is significantly longer than would have otherwise been the case. In addition, acts of sabotage or eco-terrorism could cause significant damage or injury to people, property or the environment or lead to extended interruptions of PAA’s operations. Any such event that interrupts the revenues generated by PAA’s operations, or which causes PAA to make significant expenditures not covered by insurance, could reduce PAA’s cash available for paying distributions to its partners and, accordingly, adversely affect PAA’s financial condition and the market price of its securities.

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

PAA is subject to increased concern by institutional investors with respect to the perceived social and environmental cost of its industry and its governance structure, which may adversely impact its ability to raise capital from such investors.

In recent years, certain financial stakeholders, including institutional investors such as public pension funds, have placed increased importance on the implications and social cost of ESG matters. ESG factors are playing an increasingly important role in the investment decisions made by investors, and companies involved in certain industries or with certain governance structures, such as master limited partnerships, are receiving increased scrutiny.

Investors’ increased focus and activism related to ESG and similar matters could constrain PAA’s ability to raise capital. Any material limitations on its ability to access capital as a result of such scrutiny could limit its ability to obtain future financing on favorable terms, or at all, or could result in increased financing costs in the future. Similarly, such activism could negatively impact PAA’s unit price, limiting its ability to raise capital through equity issuances or debt financing, or could negatively affect its ability to engage in, expand or pursue its business activities, and could also prevent it from engaging in certain transactions that might otherwise be considered beneficial to PAA.

Businesses across all industries are facing increasing attention from stakeholders related to their ESG practices. Businesses that do not adapt to or comply with investor or stakeholder expectations and standards, which are continuing to evolve, or businesses that are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition, and/or equity value of such business entity could be materially and adversely affected. Increasing attention to climate change, societal expectations on companies to address climate change, investor expectations regarding voluntary ESG related disclosures, increasing mandatory ESG disclosures, and consumer demand for alternative forms of energy may result in increased costs, reduced demand for PAA’s services or the products it handles, reduced profits, increased legislative and judicial scrutiny, investigations and litigation, reputational damage, and negative impacts on PAA’s access to capital markets. PAA could also be subject to additional governmental investigations, private litigation, or activist campaigns as unitholders may attempt to effect changes to PAA’s business or governance practices.

In March 2022, the SEC issued a proposed rule that would mandate extensive disclosure of climate-related risks, including financial impacts, physical and transition risks, climate-related governance and strategy, and GHG emissions, for all U.S.-listed public companies. The SEC missed its self-imposed October 2022 deadline for issuing a final rule and most commentators now expect a final rule to be issued in 2023. Although the final form and substance of this rule and its requirements are not yet known and its ultimate impact on PAA’s business is uncertain, compliance with the proposed rule, if finalized, will result in additional legal, accounting and financial compliance costs. In addition, enhanced climate-related disclosure requirements could accelerate the trend of certain stakeholders and lenders restricting or seeking more stringent conditions with respect to their investments in certain carbon-intensive sectors.

PAA’s crude oil and NGL merchant activities are influenced by the overall forward market for crude oil and NGL, and certain market structures, the absence of pricing volatility and other market factors may adversely impact its results.

The profitability of PAA’s crude oil and NGL merchant activities are dependent on a variety of factors affecting the markets for crude oil and NGL, including regional and international supply and demand imbalances, takeaway availability and constraints, transportation costs and the overall forward market for crude oil and NGL products. Periods when differentials are wide or when there is volatility in the forward market structure are generally more favorable for PAA’s merchant activities. During periods where midstream infrastructure is over-built and/or there is a lack of volatility in the pricing structure, PAA’s results may be negatively impacted. Depending on the overall duration of these transition periods, how PAA has allocated its assets to particular strategies and the tenor of its crude oil purchase and sale contracts and storage agreements, these periods may have either an adverse or beneficial effect on the profitability of PAA’s merchant activities. In the past, the results of such activities have varied significantly based on market conditions and these activities may continue to experience highly variable results as a result of future changes to the markets for crude oil and NGL.

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

PAA may enter into new businesses in connection with its strategy to participate in emerging energy opportunities. If PAA is unable to execute on this strategy or operate these new lines of business effectively, PAA’s future growth could be limited. These new lines of business may never develop or may present risks that PAA cannot effectively manage.

As part of PAA’s strategy, it intends to evaluate the potential to repurpose certain under-utilized assets for an alternative use in emerging energy opportunities. This may involve entering into new lines of businesses, which present different challenges and risks. PAA may be unable to execute on its business plans, demand for these new services may not develop on a large or economic scale, or PAA may fail to operate these businesses effectively. In addition, PAA may not be able to compete with companies who also plan to enter into these new lines of business, and who may be larger than PAA and may have greater financial resources to devote to these businesses. These new businesses may also present novel issues in law, taxation, safety or environmental policy, and other areas that PAA may not be able to manage effectively. Management’s assessment of the risks in these new lines of business may be inexact and not identify or resolve all the problems that PAA would face. If PAA is not able to enter into these new lines of business effectively or at all, it could limit PAA’s future growth if such emerging energy businesses grow and become a more important part of the energy industry.

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

PAA also relies to a significant degree on the banks that lend to it under its revolving credit facility for financial liquidity, and any failure of those banks to perform their obligations to PAA could significantly impair its liquidity. Furthermore, nonpayment by the counterparties to PAA’s interest rate and/or commodity derivatives could expose it to additional interest rate and/or commodity price risk.

Acquisitions and divestitures involve risks that may adversely affect PAA’s business.

PAA’s ability to execute its financial strategy is in part dependent on its ability to complete strategic transactions, including acquisitions, divestitures or sales of interests to strategic partners. If PAA is unable to successfully complete, integrate or realize the anticipated benefits of future acquisitions or planned divestitures (due to reduced investment in the energy sector, governmental action, litigation, counterparty non-performance or other factors), it may be more difficult for PAA to implement its business strategies, achieve its desired leverage levels, increase returns to equity holders or otherwise accomplish its financial goals. In addition, in connection with its divestitures, PAA may agree to retain responsibility for certain liabilities that relate to PAA’s period of ownership, which could adversely impact its future financial performance.

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

Generally, it is PAA’s policy to establish a margin for crude oil or other products it purchases by selling such products for physical delivery to third-party users, or by entering into a future delivery obligation under derivative contracts. Through these transactions, PAA seeks to maintain a position that is substantially balanced between purchases on the one hand, and sales or future delivery obligations on the other hand. PAA’s policy is not to acquire and hold physical inventory or derivative products for the purpose of speculating on commodity price changes. These policies and practices cannot, however, eliminate all risks. For example, any event that disrupts PAA’s anticipated physical supply of crude oil or other products could expose it to risk of loss resulting from price changes. PAA is also exposed to basis risk when crude oil or other products are purchased against one pricing index or benchmark and sold against a different index or benchmark. PAA may also face disruptions to futures markets for crude oil, NGL and other petroleum products, which may impair its ability to execute its commercial or hedging strategies. Margin requirements due to spikes or crashes in commodity prices may require PAA to exit hedge strategies at inopportune times. PAA is also exposed to some risks that are not hedged, including risks on certain of its inventory, such as linefill, which must be maintained in order to transport crude oil on its pipelines. In an effort to maintain a balanced position, specifically authorized personnel can purchase or sell crude oil, refined products and NGL, up to predefined limits and authorizations. Although this activity is monitored independently by PAA’s risk management function, it exposes PAA to commodity price risks within these limits.

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

While PAA maintains insurance coverage at levels that it believes to be reasonable and prudent, PAA can provide no assurance that its current levels of insurance will be sufficient to cover any losses that it has incurred or may incur in the future, whether due to deductibles, coverage challenges or other limitations. In addition, over the last several years, as the scale and scope of PAA’s business activities has expanded, the breadth and depth of available insurance markets has contracted. As a result of these factors and other market conditions, as well as the fact that PAA has experienced several incidents in the past, premiums and deductibles for certain insurance policies have increased substantially. Accordingly, PAA can give no assurance that it will be able to maintain adequate insurance in the future at rates or on other terms PAA considers commercially reasonable. In addition, although PAA believes that it currently maintains adequate insurance coverage, insurance will not cover many types of interruptions or events that might occur and will not cover all risks associated with its operations. In addition, the proceeds of any such insurance may not be paid in a timely manner and may be insufficient if such an event were to occur. The occurrence of a significant event, the consequences of which are either not covered by insurance or not fully insured, or a significant delay in, or denial of, the payment of a major insurance claim, could materially and adversely affect PAA’s financial position, results of operations and cash flows. For a discussion of our Line 901 Incident insurance receivable, please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates— Line 901 Incident Insurance Receivable” and Note 19 to our Consolidated Financial Statements.

The terms of PAA’s indebtedness may limit its ability to borrow additional funds or capitalize on business opportunities. In addition, PAA’s current or future debt levels, or inability to borrow additional funds or capitalize on business opportunities, may limit its future financial and operating flexibility.

As of December 31, 2022, the face value of PAA’s consolidated debt outstanding was approximately $8.5 billion (excluding unamortized discounts and debt issuance costs of approximately $46 million), consisting of approximately $7.3 billion face value of long-term debt (including senior notes and finance lease obligations) and approximately $1.2 billion of short-term borrowings. As of December 31, 2022, PAA had approximately $3 billion of liquidity available, including cash and cash equivalents and available borrowing capacity under its senior unsecured revolving credit facility and its senior secured hedged inventory facility, subject to continued covenant compliance. Lower Adjusted EBITDA could increase PAA’s leverage ratios and effectively reduce its ability to incur additional indebtedness.

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

As of December 31, 2022, the face value of PAA’s consolidated debt was approximately $8.5 billion (excluding unamortized discounts and debt issuance costs of approximately $46 million), substantially all of which was at fixed interest rates. PAA is exposed to market risk due to the short-term nature of its commercial paper borrowings and the floating interest rates on its credit facilities. PAA’s results of operations, cash flows and financial position could be adversely affected by significant increases in interest rates above current levels. Additionally, increases in interest rates could adversely affect PAA’s merchant activities by increasing interest costs associated with the storage of hedged crude oil and NGL inventory. In addition, distributions on PAA’s Series B preferred units accumulate for each distribution period at a percentage of the liquidation preference equal to the applicable three-month LIBOR (or, if discontinued, a substitute or successor rate determined by the calculation agent), plus a spread of 4.11%. Further, the trading price of PAA’s common units may be sensitive to changes in interest rates and any rise in interest rates could adversely impact such trading price.

Changes in currency exchange rates could adversely affect PAA’s operating results.

Because PAA is a U.S. dollar reporting company and also conducts operations in Canada, it is exposed to currency fluctuations and exchange rate risks that may adversely affect the U.S. dollar value of its earnings, cash flow and partners’ capital under applicable accounting rules. For example, if the U.S. dollar appreciates against the Canadian dollar, the U.S. dollar value of PAA’s Canadian dollar denominated earnings is reduced for U.S. reporting purposes.

PAA’s business requires the retention and recruitment of a skilled workforce, and difficulties retaining and recruiting its workforce could result in a failure to implement PAA’s business plans.

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

At December 31, 2022, PAA had approximately $15.3 billion of net property and equipment, $961 million of linefill, $3.1 billion of investments accounted for under the equity method of accounting and approximately $2.1 billion of net intangible assets capitalized on its balance sheet. GAAP requires an assessment for impairment in certain circumstances, including when there is an indication that the carrying value of property and equipment may not be recoverable. If PAA was to determine that any of its property and equipment, linefill, intangibles or equity method investments was impaired, it could be required to take an immediate charge to earnings, which could adversely impact its operating results, with a corresponding reduction of partners’ capital and increase in balance sheet leverage as measured by debt-to-total capitalization. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” for additional discussion of our accounting policies and use of estimates associated with impairments. During the year ended December 31, 2022, PAA recognized non-cash impairment charges of approximately $330 million related to the write-down of certain long-lived crude oil assets in California. See Note 6 to our Consolidated Financial Statements for additional information regarding these impairments.

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

PAA does not own all of the land on which its pipelines and facilities have been constructed, and therefore is potentially subject to more onerous terms and/or increased costs to retain necessary land use if PAA does not have valid rights-of-way or if such rights-of-way lapse or terminate. In some instances, PAA obtains the rights to construct and operate its pipelines on land owned by third parties and governmental agencies for a specific period of time. Following a decision issued in May 2017 by the Tenth Circuit Court of Appeals tribal ownership of even a very small fractional interest in tribal land owned or at one time owned by an individual Indian landowner, bars condemnation of any interest in the allotment. Consequently, the inability to condemn such allotted lands under circumstances where existing pipeline rights-of-way may soon lapse or terminate serves as an additional potential impediment for pipeline operations. Additionally, parts of PAA’s operations cross land that has historically been apportioned to various Native American/First Nations tribes, who may exercise significant jurisdiction and sovereignty over their lands. For more information, see our regulatory disclosure entitled “Indigenous Protections.” PAA cannot guarantee that it will always be able to renew existing rights-of-way or obtain new rights-of-way on favorable terms without experiencing significant delays and costs. Any loss of rights with respect to real property, through PAA’s inability to renew right-of-way contracts or otherwise, could have a material adverse effect on its business, results of operations, and financial position.

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

Supply chain disruptions and inflation of prices for commodities, materials, products and shipping may make it more challenging to obtain sufficient quantities of high quality materials at acceptable prices and in a timely manner. If PAA is unable to source such materials, it could materially and adversely affect its ability to construct new infrastructure and operate and maintain its existing assets.

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

Risks Related to Laws and Regulations Impacting PAA’s Business

PAA’s operations are subject to laws and regulations relating to protection of the environment (people, property and natural resources), operational safety, climate change and related matters that may expose it to significant costs and liabilities. The current laws and regulations affecting PAA’s business are subject to change and in the future PAA may be subject to additional laws, executive orders and regulations, which could adversely impact PAA’s business.

PAA’s operations involving the storage, treatment, processing, and transportation of liquid hydrocarbons, including crude oil, NGL and refined products, are subject to stringent federal, state, and local laws and regulations governing the discharge of materials into the environment. PAA’s operations are also subject to laws and regulations relating to protection of the environment, natural resources, operational safety, climate change and related matters. Compliance with these laws and regulations may increase its overall cost of doing business, including its capital costs to construct, maintain and upgrade equipment and facilities. Also, new or additional laws and regulations, new interpretations of existing requirements or changes in PAA’s operations could trigger new permitting requirements applicable to its operations, which could result in increased costs or delays of, or denial of rights to conduct, PAA’s development programs. The failure to comply with any such laws and regulations could result in the assessment of administrative, civil, and criminal penalties, the imposition of investigatory or remedial obligations or the incurrence of capital expenditures. Any such failure could also result in the imposition of restrictions, delays or cancellations in the permitting or performance of projects, or the issuance of injunctions that may subject PAA to additional operational requirements and constraints, or claims of damages to property or persons. The laws and regulations applicable to PAA’s operations are subject to change and interpretation by the relevant governmental agency, including the possibility that exemptions it currently qualifies for may be modified or changed in ways that require PAA to incur significant additional compliance costs. PAA’s business and operations may also become subject to new or additional laws or regulations. For example, President Biden has made the combat of climate change arising from GHG emissions a priority under his Administration and has issued, and may continue to issue, executive orders or other regulatory initiatives in pursuit of his regulatory agenda that could curtail oil and natural gas production and transportation. Potential examples include laws, rules, executive orders or regulations that limit fracturing of oil and natural gas wells, restrictions on flaring and venting during natural gas production on federal properties, limitations or bans on oil and gas leases on federal lands and offshore waters, increased requirements for construction and permitting of pipeline infrastructure and LNG export facilities, and further restrictions on GHG emissions from oil and gas facilities. Any new laws, executive orders or regulations, or changes to or interpretations of existing laws or regulations, adverse to PAA could have a material adverse effect on its operations, revenues, expenses and profitability.

PAA has a history of making incremental additions to the miles of pipelines it owns, both through acquisitions and investment capital projects. PAA has also increased its terminal and storage capacity and operates several facilities on or near navigable waters and domestic water supplies. Although PAA has implemented programs intended to maintain the integrity of its assets (discussed below), as it increases the capacity of its existing assets or acquires additional assets it is at risk for an increase in the number and/or volume of releases of liquid hydrocarbons into the environment. These releases expose PAA to potentially substantial expense, including clean-up and remediation costs, fines and penalties, and third-party claims for personal injury or property damage related to past or future releases. Some of these expenses could increase by amounts disproportionately higher than the relative increase in pipeline mileage and the increase in revenues associated therewith. PAA’s refined products terminal assets are also subject to significant compliance costs and liabilities. In addition, because of the increased volatility of refined products and their tendency to migrate farther and faster than crude oil when released, releases of refined products into the environment can have a more significant impact than crude oil and require significantly higher expenditures to respond and remediate. The incurrence of such expenses not covered by insurance, indemnity or reserves could materially adversely affect PAA’s results of operations.

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

PAA’s cross border activities subject it to regulatory matters, including import and export licenses, tariffs, Canadian and U.S. customs and tax issues and toxic substance certifications. Such regulations include the Short Supply Controls of the EAA, the USMCA and the TSCA. Violations of these licensing, tariff and tax reporting requirements could result in the imposition of significant administrative, civil and criminal penalties. Furthermore, Presidential Permits that allow cross-border movements of crude oil may be revoked or terminated at any time.

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

The enactment and implementation of derivatives legislation could have an adverse impact on PAA’s ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with its business and increase the amount of working capital required to conduct these hedging activities.

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

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from unconventional geological formations. The process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production, and it is typically regulated by state and provincial oil and gas commissions. Hydraulic fracturing continues to be a controversial practice, resulting in increased scrutiny and regulation of the hydraulic fracturing process, including by federal and state agencies and local municipalities. PAA does not perform hydraulic fracturing, but much of the production that flows on its assets was produced with the benefit of hydraulic fracturing. There have been a variety of legislative and regulatory proposals to prohibit, restrict, or more closely regulate various forms of hydraulic fracturing; for example, the Governor of California issued an order in April 2021 directing the Department of Conservation’s Geologic Energy Management Division to initiate regulatory action to end the issuance of new permits for hydraulic fracturing by January 2024. Moreover, the Biden Administration has pursued policy initiatives that have resulted in temporary suspensions of new oil and gas leasing, more stringent emissions and operating regulations, and increased royalty rates for oil and gas operations on federal lands and waters. These actions, as well as any other legislation, executive orders or regulatory initiatives that curtail hydraulic fracturing or otherwise limit producers’ ability to drill or complete wells could reduce the production of crude oil and natural gas in the United States or Canada, and could thereby result in reduced demand for PAA’s transportation, terminalling and storage services as well as its merchant activities.

PAA’s and its customers’ operations are subject to various risks arising out of the threat of climate change, energy conservation measures, or initiatives that stimulate demand for alternative forms of energy that could result in increased costs, limits on the areas in which oil and natural gas production may occur and reduced demand for PAA’s services.

PAA’s and its customers’ operations are subject to a number of risks arising out of the threat of climate change, energy conservation measures, or initiatives that stimulate demand for alternative forms of energy that could result in increased operating costs, limits on the areas in which oil and natural gas production may occur, and reduced demand for the crude oil and natural gas. Risks arising out of the threat of climate change, fuel conservation measures, governmental requirements for renewable energy resources, increasing consumer demand for alternative forms of energy, and technological advances in fuel economy and energy generation devices may create new competitive conditions that result in reduced demand for the crude oil and natural gas PAA’s customers produce and, in turn, the services it provides. The adoption and implementation of any international, federal, regional or state legislation, executive actions, regulations or other regulatory and policy initiatives that impose more stringent standards for GHG emissions from the oil and natural gas industry, restrict the areas in which this industry may produce crude oil and natural gas or generate GHG emissions, increase scrutiny of environmental permitting or delay such permitting reviews, or require enhanced disclosure of such GHG emission and other climate-related information, could result in increased compliance costs, which if passed on to the customer could also result in increased fossil fuel consumption costs, and thereby reduce demand for crude oil and natural gas, and thus PAA’s services. The potential impact of changing demand for crude oil and natural gas services and products may have a material adverse effect on PAA’s business, financial condition, results of operations and cash flows. Additionally, political, financial and litigation risks may result in PAA restricting, delaying or canceling development activities and new projects, incurring liability for infrastructure damages as a result of climatic changes, or impairing the ability to continue to operate in an economic manner.

Litigation risks are also increasing as a number of cities, local governments and other plaintiffs have filed lawsuits against various oil and natural gas companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to climate change and its effects, such as rising sea levels, and therefore are responsible for roadway and infrastructure damages as a result, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts. Should Plains be targeted by any such litigation, it may incur liability, which, to the extent that societal pressures or political or other factors are involved, could be imposed without regard to causation or contribution to the asserted damage, or to other mitigating factors. Involvement in such a case could have adverse reputational impacts and an unfavorable ruling in any such case could adversely impact PAA’s operations and financial condition.

Climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events, as well as shifts in temperature and precipitation patterns have the potential to cause physical damage to PAA’s assets or disrupt its supply chains and thus could have an adverse effect on its operations. Additionally, changing meteorological conditions, particularly temperature, may result in changes to the amount, timing, or location of demand for energy or PAA’s customer’s production, which could reduce the need for its services. While PAA’s consideration of changing climatic conditions and inclusion of safety factors in its design is intended to reduce the uncertainties that climate change and other events may potentially introduce, PAA’s ability to mitigate the adverse impacts of these events depends in part on the effectiveness of its facilities, particularly those located in coastal or flood prone areas, and its disaster preparedness and response and business continuity planning, which may not have considered or be prepared for every eventuality.

Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions and climate change would impact PAA’s business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on PAA’s business, demand for its services, financial condition, results of operations and cash flows.

Laws and regulations pertaining to the protection of threatened and endangered species or to critical habitat, wetlands and natural resources could delay, restrict or prohibit PAA’s and its customers’ operations and cause PAA or its customers to incur substantial costs that may have a material adverse effect on its results of operations.

In the United States, the Endangered Species Act (“ESA”) and comparable state laws were established to protect endangered and threatened species. Under the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities that have the potential to adversely affect that species’ habitat. Similar protections are given to migratory birds under the Migratory Bird Treaty Act, Canada’s Species at Risk Act, and analogous provincial laws and regulations. Some of PAA’s operations are conducted in areas where protected species or their habitats are known to exist, and from time to time PAA’s development plans have been impacted in these areas. PAA may be obligated to develop and implement plans to avoid potential adverse effects to protected species and their habitats, and PAA may be delayed, restricted or prohibited from conducting operations in certain locations or during certain seasons, such as breeding and nesting seasons, when its operations could have an adverse effect on the species. Additionally, the designation of previously unprotected species or the re-designation of under-protected species as threatened or endangered in areas where PAA or its customers conduct operations could cause PAA to incur increased costs arising from species protection measures or could result in delays, restrictions or prohibitions on PAA’s customers’ development and production activities that could have a material adverse effect on its results of operations.

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

Because distributions on PAA’s common units are dependent on the amount of cash it generates, distributions may fluctuate based on PAA’s performance, which will result in fluctuations in the amount of distributions ultimately received by AAP. The actual amount of cash that is available to be distributed each quarter will depend on numerous factors, some of which are beyond PAA’s control and the control of PAA’s general partner. Cash distributions are dependent primarily on cash flow, levels of financial reserves and working capital borrowings, and not solely on profitability, which is affected by non-cash items. PAA’s levels of financial reserves are established by its general partner and include reserves for the proper conduct of PAA’s business (including future capital expenditures and anticipated credit needs), compliance with legal or contractual obligations and funding of future distributions to its Series A and Series B preferred unitholders. Therefore, cash distributions might be made during periods when PAA records losses and might not be made during periods when it records profits.

PAA’s preferred units have rights, preferences and privileges that are not the same as, and are preferential to, the rights of holders of PAA’s common units.

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

In addition, distributions on PAA’s preferred units accrue and are cumulative, at a fixed rate with respect to PAA’s Series A preferred units and at a floating rate with respect to PAA’s Series B preferred units. PAA’s Series A preferred units are convertible into PAA common units by the holders of such units or by PAA in certain circumstances. PAA’s Series B preferred units are not convertible into PAA common units, but are redeemable by PAA in certain circumstances. PAA’s obligation to pay distributions on PAA’s preferred units, or on the PAA common units issued following the conversion of PAA’s Series A preferred units, could impact its liquidity and reduce the amount of cash flow available for working capital, capital expenditures, growth opportunities, acquisitions, and other general partnership purposes. PAA’s obligations to the holders of PAA’s preferred units could also limit its ability to obtain additional financing or increase its borrowing costs, which could have an adverse effect on PAA’s financial condition.

Tax Risks

As our only cash-generating assets consist of our partnership interest in AAP and its related direct and indirect interests in PAA, our tax risks are primarily derivative of the tax risks associated with an investment in PAA.

The tax treatment of PAA depends on its status as a partnership for U.S. federal income tax purposes, as well as it not being subject to a material amount of additional entity-level taxation by individual states. If the IRS were to treat PAA as a corporation for U.S. federal income tax purposes or if PAA becomes subject to additional amounts of entity-level taxation for state or foreign tax purposes, it would reduce the amount of cash available for distribution to us and increase the portion of our distributions treated as taxable dividends.

At December 31, 2022, we owned an approximate 81% limited partner interest in AAP, which directly owned a limited partner interest in PAA through its ownership of approximately 241.0 million PAA common units (approximately 31% of PAA’s Series A preferred units and common units combined). Accordingly, the value of our indirect investment in PAA, as well as the anticipated after-tax economic benefit of an investment in our Class A shares, depends largely on PAA being treated as a partnership for U.S. federal income tax purposes, which requires that 90% or more of PAA’s gross income for every taxable year consist of qualifying income, as defined in Section 7704 of the Internal Revenue Code of 1986, as amended (the “Code”). Based on PAA’s current operations, and current Treasury regulations, PAA believes that it is treated as a partnership rather than a corporation for such purposes; however, a change in PAA’s business could cause it to be treated as a corporation for U.S. federal income tax purposes.

Current law may change, causing PAA to be treated as a corporation for U.S. federal income tax purposes or otherwise subjecting PAA to additional entity-level taxation. In addition, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of any new or increased federal or state taxes on PAA may result in a decrease in the amount of distributions AAP receives from PAA and our resulting cash flows could be reduced substantially, which would adversely affect our ability to pay distributions to our shareholders.

If PAA were treated as a corporation for U.S. federal income tax purposes, it would pay U.S. federal income tax on its taxable income at the corporate tax rate and would likely pay state income taxes at varying rates. Distributions to PAA’s partners, including AAP, would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to PAA’s partners. Because a tax would be imposed upon PAA as a corporation, its cash available for distribution would be substantially reduced. Therefore, treatment of PAA as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to us, likely causing a substantial reduction in the value of our Class A shares.

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

If a holder sells our Class A shares, the holder will recognize gain or loss equal to the difference between the amount realized and the holder’s tax basis in those Class A shares. To the extent that the amount of our distributions exceeds our current and accumulated earnings and profits, the distributions will be treated as a tax free return of capital and will reduce a holder’s tax basis in the Class A shares. We did not have any earnings and profits in 2022 and we do not expect to have any earnings and profits for an extended period of time. Because our distributions in excess of our earnings and profits decrease a holder’s tax basis in Class A shares, such excess distributions will result in a corresponding increase in the amount of gain, or a corresponding decrease in the amount of loss, recognized by the holder upon the sale of the Class A shares.

Our current tax treatment may change, which could affect the value of our Class A shares or reduce our cash available for distribution.

Our expectation that tax deductions associated with our initial and subsequent acquisitions of interests in AAP (as a result of the exercise by Legacy Owners of their exchange rights) will offset all of our current taxable income for an extended period of time, and thus result in our distributions not constituting taxable dividends for an extended period of time, is based on current law with respect to the amortization of basis adjustments associated with our acquisition of interests in AAP. Changes in U.S. federal income tax law relating to such tax treatment could result in (i) our being subject to additional taxation at the entity level with the result that we would have less cash available for distribution, and (ii) a greater portion of our distributions being treated as taxable dividends. Moreover, we are subject to tax in numerous jurisdictions. Changes in current law in these jurisdictions, particularly relating to the treatment of deductions attributable to acquisitions of interests in AAP, could result in our being subject to additional taxation at the entity level with the result that we would have less cash available for distribution.

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

PART II

Item 5.  Market for Registrant’s Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders and Distributions

Our Class A shares are listed and traded on The Nasdaq Global Select Market under the symbol “PAGP.” As of February 14, 2023, there were 194,407,642 Class A shares outstanding and approximately 55,000 record holders and beneficial owners (held in street name).

The following table presents cash distributions per Class A share pertaining to the quarter presented, which were declared and paid in the following calendar quarter (see the “Cash Distribution Policy” section below for a discussion of our policy regarding distribution payments):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2022	$0.2175	$0.2175	$0.2175	$0.2675
2021	$0.1800	$0.1800	$0.1800	$0.1800

Our Class A shares are also used as a form of compensation to our directors. See Note 18 to our Consolidated Financial Statements for additional information regarding our equity-indexed compensation plans.

Our Class B shares and Class C shares are not listed or traded on any stock exchange.

Performance Graph

The following graph compares the total unitholder return performance of our Class A shares with the performance of: (i) the Standard & Poor’s 500 Stock Index (“S&P 500”) and (ii) the Alerian Midstream Energy Index (“AMNA”). The AMNA is a broad-based composite of North American energy infrastructure companies that provides investors with a comprehensive benchmark for this asset class. The graph assumes that $100 was invested in our Class A shares and each comparison index beginning on December 31, 2017 and that all distributions were reinvested on a quarterly basis.

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
PAGP	$100.00	$96.52	$96.79	$47.26	$60.91	$80.21
S&P 500	$100.00	$95.62	$125.72	$148.85	$191.58	$156.89
AMNA	$100.00	$86.71	$107.56	$82.43	$114.10	$138.67

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

Recent Sales of Unregistered Securities

In connection with our IPO and related transactions, the Legacy Owners acquired the following interests (collectively, the “Stapled Interests”): (i) AAP units representing an economic limited partner interest in AAP; (ii) general partner units representing a non-economic membership interest in our general partner; and (iii) Class B shares representing a non-economic limited partner interest in us. The Legacy Owners and any permitted transferees of their Stapled Interests have the right to exchange (the “Exchange Right”) all or a portion of such Stapled Interests for an equivalent number of Class A shares. In connection with the exercise of the Exchange Right, the Stapled Interests are transferred to us and the applicable Class B shares are canceled. Although we issue one Class A share for each Stapled Interest that is exchanged, we also receive one AAP unit and one general partner unit. As a result, the exercise by Legacy Owners of the Exchange Right is not dilutive. During the three months ended December 31, 2022, Exchange Right exercises resulted in the issuance of 121,576 Class A shares. The issuance of Class A shares in connection with the exercise of the Exchange Right was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

Issuer Purchases of Equity Securities

None.

Cash Distribution Policy

Our partnership agreement requires that, within 55 days following the end of each quarter, we distribute all of our available cash to Class A shareholders of record on the applicable record date. Available cash generally means, for any quarter ending prior to liquidation, all cash and cash equivalents on hand on the date of determination of available cash for the distribution in respect of such quarter (including expected distributions from AAP in respect of such quarter), less the amount of cash reserves established by our general partner to:
•comply with applicable law or any agreement binding upon us or our subsidiaries (exclusive of PAA and its subsidiaries);
•provide funds for future distributions to shareholders;
•provide for future capital expenditures, debt service and other credit needs as well as any federal, state, provincial or other income tax that may affect us in the future;
•provide for our general, administrative or other expenses; or
•provide for the proper conduct of our business.

Our principal source of cash flow is derived from our indirect investment in PAA. As of December 31, 2022, we owned approximately 194.4 million AAP units, which represented an approximate 81% limited partner interest in AAP. AAP currently receives all of its cash flows from its ownership of PAA common units. Therefore, our cash flow and resulting ability to make distributions is dependent upon the ability of PAA to make distributions to AAP in respect of the common units AAP owns. As of December 31, 2022, AAP owned approximately 241.0 million PAA common units. The actual amount of cash that PAA, and correspondingly AAP, will have available for distribution will primarily depend on the amount of cash PAA generates from its operations. Also, under the terms of the agreements governing PAA’s debt, PAA is prohibited from declaring or paying any distribution to unitholders if a default or event of default (as defined in such agreements) exists. No such default has occurred. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreements, Commercial Paper Program and Indentures.”

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

•Executive Summary
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates
•Recent Accounting Pronouncements

A comparative discussion of our 2021 to 2020 operating results and performance measures can be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022.

Executive Summary

Company Overview

We are a Delaware limited partnership formed in 2013 that has elected to be taxed as a corporation for United States federal income tax purposes. As of December 31, 2022, our sole cash-generating assets consisted of an approximate 81% limited partner interest in AAP through our ownership of approximately 194.4 million AAP units. We also own a 100% managing member interest in GP LLC. GP LLC is a Delaware limited liability company that holds the non-economic general partner interest in AAP. AAP is a Delaware limited partnership that, as of December 31, 2022, directly owned a limited partner interest in PAA through its ownership of approximately 241.0 million PAA common units (approximately 31% PAA’s total outstanding common units and Series A preferred units combined). AAP is the sole member of PAA GP, a Delaware limited liability company that directly holds the non-economic general partner interest in PAA.

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

Market Overview and Outlook

Crude oil and other petroleum liquids are supplied to the global market by producers around the world, with the majority coming from the Organization of Petroleum Exporting Countries (“OPEC”), the Russian Federation and North American producers, among others. The chart below depicts the relationship between global supply of crude oil and other petroleum liquids and demand since the beginning of 2018 and the U.S. Energy Information Administration’s (“EIA”) Short-Term Energy Outlook as of January 2023:

World Liquid Fuels Production and Consumption Balance (1)
(in millions of barrels per day)

(1)Barrels produced and consumed per quarter.

Global crude oil demand at the end of 2022 was near pre-COVID levels, with the EIA and other third parties forecasting demand to exceed 2019 levels by the second half of 2023 and continue to grow for the foreseeable future. We believe this demand growth combined with the multi-year backdrop of reduced upstream investment and a continuation of OPEC discipline and Western sanctions on Russian petroleum could further exacerbate many of the supply concerns that emerged in 2022. This includes tight global markets and continued commodity price volatility. As a result, we expect North American energy supply to play a critical long-term role in meeting global demand and the Permian Basin to drive the vast majority of U.S. production growth in the coming years.

It is against this macro backdrop that we expect to generate significant positive free cash flow on a multi-year basis, supported by our existing asset base and integrated business model. Our financial strategy and long-term capital allocation framework is focused on generating meaningful multi-year free cash flow and improving shareholder returns by (i) increasing returns of capital to equity holders, primarily through increased distributions, (ii) making disciplined accretive investments and (iii) maintaining an investment grade credit profile and ensuring balance sheet flexibility.

Overview of Operating Results

During 2022, we continued to build momentum and reinforce our long-term positioning by taking actions to further optimize our asset base and streamline our operations. We recognized net income of $1.163 billion for the year ended December 31, 2022 compared to net income of $600 million for the year ended December 31, 2021. Results from our operations increased for 2022 over the comparable 2021 period driven primarily by more favorable margins in our NGL segment, as well as increased earnings from our crude oil pipelines due to higher tariff volumes and higher loss allowance revenue attributable to higher volumes and commodity prices. However, these items were partially offset by the impact of the monetization of contango hedges that benefited the 2021 period, the sale of our natural gas storage facilities in the third quarter of 2021 and higher field operating costs in the 2022 period primarily from (i) an increase in estimated costs associated with the Line 901 incident and (ii) gains related to hedged power costs resulting from the extreme winter weather event that occurred in February 2021 (“Winter Storm Uri”) recognized in the first quarter of 2021.

Additionally, results for 2022 included a net loss on asset sales and asset impairments of $269 million, primarily related to the impairment of certain of our California crude oil assets, compared to a net loss on asset sales and asset impairments of $592 million included in results for 2021, a majority of which was related to the write-down of our natural gas storage facilities, which were classified as held for sale in the second quarter and sold in the third quarter. The 2022 period also includes net gains of approximately $346 million, primarily associated with the remeasurement of our previously held 65% interest in Cactus II to fair value in connection with our acquisition of an additional 5% interest in Cactus II in November 2022.

See the “—Results of Operations” section below for further discussion.

Results of Operations

Consolidated Results

The following table sets forth an overview of our consolidated financial results calculated in accordance with GAAP (in millions, except per share data):

	Year Ended December 31,		Variance
	2022	2021	$	%
Product sales revenues	$55,948	$40,883	$15,065	37%
Services revenues	1,394	1,195	199	17%
Purchases and related costs	(53,176)	(38,504)	(14,672)	(38)%
Field operating costs	(1,315)	(1,065)	(250)	(23)%
General and administrative expenses	(330)	(298)	(32)	(11)%
Depreciation and amortization	(968)	(777)	(191)	(25)%
Gains/(losses) on asset sales and asset impairments, net	(269)	(592)	323	55%
Equity earnings in unconsolidated entities	403	274	129	47%
Gains/(losses) on investments in unconsolidated entities, net	346	2	344	**
Interest expense, net	(405)	(425)	20	5%
Other income/(expense), net	(219)	19	(238)	**
Income tax expense	(246)	(112)	(134)	(120)%
Net income	1,163	600	563	94%
Net income attributable to noncontrolling interests	(995)	(540)	(455)	(84)%
Net income attributable to PAGP	$168	$60	$108	180%

Basic and diluted net income per Class A share	$0.86	$0.31	$0.55	**
Basic and diluted weighted average Class A shares outstanding	194	194	—	**

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

A majority of our sales and purchases are indexed to West Texas Intermediate (“WTI”). The following table presents the range of the NYMEX WTI benchmark price of crude oil over the last two years (in dollars per barrel):

	NYMEX WTI Crude Oil Price
During the Year Ended December 31,	Low	High	Average
2022	$71	$124	$94
2021	$48	$85	$68

Product sales revenues and purchases increased for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to higher prices in 2022.

Revenues from services increased for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to higher prices and volumes in 2022 (a portion of which was related to contributions from recently completed acquisitions and joint venture transactions), partially offset by the impact of the sale of our natural gas storage facilities in the third quarter of 2021.

See further discussion of net revenues (revenues less purchases and related costs) in the “—Analysis of Operating Segments” section below.

Field Operating Costs

See discussion of field operating costs in the “—Analysis of Operating Segments” section below.

General and Administrative Expenses

The increase in general and administrative expenses for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to (i) employee-related costs, including an increase in equity-indexed compensation expense due to changes in plan assumptions and a higher PAA common unit price (a portion of which is excluded in the calculation of Adjusted EBITDA and Segment Adjusted EBITDA), (ii) higher information systems costs due to ongoing systems integration work and (iii) higher office rent due to an operating cost abatement in the prior year, partially offset by (iv) costs associated with the formation of the Permian JV in the prior year.

Depreciation and Amortization

Depreciation and amortization expense increased for the year ended December 31, 2022 compared to the year ended December 31, 2021 largely driven by depreciation and amortization expense on assets (i) contributed by Oryx Midstream Holdings LLC (“Oryx Midstream”) upon formation of the Permian JV and (ii) consolidated in connection with our acquisition of an additional interest in Cactus II. See Note 7 to our Consolidated Financial Statements for additional information.

Gains/(Losses) on Asset Sales and Asset Impairments, Net

The net losses on asset sales and asset impairments for 2022 primarily included (i) a $330 million non-cash impairment charge recognized in the fourth quarter of 2022 related to certain crude oil assets in California and (ii) gains recognized from the sale of land and related assets in Long Beach, California, as well as Line 901 and the Sisquoc to Pentland portion of Line 903, a portion of which relates to the transfer of an asset retirement obligation to the purchaser. See Note 6 and Note 7 to our Consolidated Financial Statements for additional information.

The net losses on asset sales and asset impairments for 2021 primarily included (i) an approximate $220 million non-cash impairment charge recognized in the third quarter related to the write-down of certain crude oil storage terminal assets as a result of decreased demand for our services due to changing market conditions, (ii) an approximate $475 million non-cash impairment charge related to the write-down of our Pine Prairie and Southern Pines natural gas storage facilities upon classification as held for sale (these assets were sold in August 2021), and (iii) a gain of $106 million related to the asset exchange agreement (the “Asset Exchange”) involving the sale of one of our crude oil pipelines in Canada in exchange for additional interests in certain of the Empress natural gas processing plants.

See Note 6 and Note 7 to our Consolidated Financial Statements for additional information regarding these asset sales and asset impairments.

Equity Earnings in Unconsolidated Entities

See discussion of equity earnings in unconsolidated entities in the “—Analysis of Operating Segments” section below.

Gains/(Losses) on Investments in Unconsolidated Entities, Net

During the fourth quarter of 2022, we recognized (i) a gain of $370 million associated with the remeasurement of our previously held 65% interest in Cactus II to fair value in connection with our acquisition of an additional 5% interest in Cactus II in November 2022 and (ii) a loss of $25 million associated with the difference between the fair value and historical book value of assets contributed by the Permian JV in exchange for an additional interest in OMOG. See Note 7 and Note 9 to our Consolidated Financial Statements for additional information regarding these transactions.

Interest Expense, Net

Interest expense is primarily impacted by:

•our weighted average debt balances;
•the level and maturity of fixed rate debt and interest rates associated therewith;
•market interest rates and our interest rate hedging activities; and
•interest capitalized on capital projects.

The following table summarizes the components impacting the interest expense variance (in millions, except percentages):

		Average LIBOR/SOFR	Weighted Average Interest Rate (1)
Interest expense for the year ended December 31, 2021	$425	0.1%	4.2%
Impact of retirement of senior notes	(22)
Impact of lower capitalized interest	13
Impact of interest rate swap	(7)
Other	(4)
Interest expense for the year ended December 31, 2022	$405	1.9%	4.3%

(1)Excludes commitment and other fees.

See Note 11 to our Consolidated Financial Statements for additional information regarding our debt and related activities during the periods presented.

Other Income/(Expense), Net

The following table summarizes the components impacting Other income/(expense), net (in millions):

	Year Ended December 31,
	2022	2021
Gain/(loss) on mark-to-market adjustment of Preferred Distribution Rate Reset Option embedded derivative (1)	$(189)	$14
Net gain/(loss) on foreign currency revaluation (2)	(36)	3
Other	6	2
	$(219)	$19

(1)See Note 13 to our Consolidated Financial Statements for additional information.

(2)The activity during the periods presented was primarily related to the impact from the change in the United States Dollar to Canadian dollar exchange rate on the portion of our intercompany net investment that is not long-term in nature.

Income Tax (Expense)/Benefit

The net unfavorable income tax variance for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily a result of higher year-over-year income as impacted by fluctuations of the derivative mark-to-market valuations in our Canadian operations.

Non-GAAP Financial Measures

To supplement our financial information presented in accordance with GAAP, management uses additional measures known as “non-GAAP financial measures” in its evaluation of past performance and prospects for the future. The primary additional measures used by management are Adjusted EBITDA and Adjusted EBITDA attributable to PAA, which excludes the portion of Adjusted EBITDA attributable to noncontrolling interests in consolidated joint venture entities.

Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization (including our proportionate share of depreciation and amortization, including write-downs related to cancelled projects and impairments, of unconsolidated entities), gains and losses on asset sales and asset impairments, goodwill impairment losses and gains or losses on and impairments of investments in unconsolidated entities, adjusted for certain selected items impacting comparability.

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

Performance Measures

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

The following table sets forth the reconciliation of the non-GAAP financial performance measures Adjusted EBITDA and Adjusted EBITDA attributable to PAA from Net Income (in millions):

	Year Ended December 31,		Variance
	2022	2021	$	%
Net income	$1,163	$600	$563	94%
Interest expense, net	405	425	(20)	(5)%
Income tax expense	246	112	134	120%
Depreciation and amortization	968	777	191	25%
(Gains)/losses on asset sales and asset impairments, net	269	592	(323)	(55)%
(Gains)/losses on investments in unconsolidated entities, net	(346)	(2)	(344)	**
Depreciation and amortization of unconsolidated entities (1)	85	123	(38)	(31)%
Unallocated general and administrative expenses (2)	5	6	(1)	(17)%
Selected Items Impacting Comparability:
Derivative activities and inventory valuation adjustments	(280)	(271)	(9)	**
Long-term inventory costing adjustments	(4)	(94)	90	**
Deficiencies under minimum volume commitments, net	7	(7)	14	**
Equity-indexed compensation expense	32	19	13	**
Foreign currency revaluation	4	(4)	8	**
Line 901 incident	95	15	80	**
Significant transaction-related expenses	—	16	(16)	**
Selected Items Impacting Comparability - Segment Adjusted EBITDA (3)	(146)	(326)	180	**
Mark-to-market adjustment of Preferred Distribution Rate Reset Option embedded derivative (4)	189	(14)	203	**
Foreign currency revaluation (5)	37	(3)	40	**
Selected Items Impacting Comparability - Adjusted EBITDA (6)	80	(343)	423	**
Adjusted EBITDA (6)	$2,875	$2,290	$585	26%
Adjusted EBITDA attributable to noncontrolling interests in consolidated joint ventures (7)	(365)	(94)	(271)	(288)%
Adjusted EBITDA attributable to PAA	$2,510	$2,196	$314	14%

**     Indicates that variance as a percentage is not meaningful.
(1)We exclude our proportionate share of the depreciation and amortization expense (including write-downs related to cancelled projects and impairments) of unconsolidated entities when reviewing Adjusted EBITDA, similar to our consolidated assets.
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

(6)Other income/(expense), net on our Consolidated Statements of Operations, adjusted for selected items impacting comparability (“Adjusted other income/(expense), net”) is included in Adjusted EBITDA and excluded from Segment Adjusted EBITDA.
(7)Reflects amounts attributable to noncontrolling interests in the Permian JV, Cactus II and Red River.

Analysis of Operating Segments

We manage our operations through two operating segments: Crude Oil and NGL. Our CODM (our Chief Executive Officer) evaluates segment performance based on a variety of measures including Segment Adjusted EBITDA, segment volumes and maintenance capital investment.

We define Segment Adjusted EBITDA as revenues and equity earnings in unconsolidated entities less (a) purchases and related costs, (b) field operating costs and (c) segment general and administrative expenses, plus (d) our proportionate share of the depreciation and amortization expense (including write-downs related to cancelled projects and impairments) of unconsolidated entities, further adjusted (e) for certain selected items including (i) gains and losses on derivative instruments that are related to underlying activities in another period (or the reversal of such adjustments from a prior period), gains and losses on derivatives that are either related to investing activities (such as the purchase of linefill) or purchases of long-term inventory, and inventory valuation adjustments, as applicable, (ii) long-term inventory costing adjustments, (iii) charges for obligations that are expected to be settled with the issuance of equity instruments, (iv) amounts related to deficiencies associated with minimum volume commitments, net of applicable amounts subsequently recognized into revenue and (v) other items that our CODM believes are integral to understanding our core segment operating performance and (f) to exclude the portion of all preceding items that is attributable to noncontrolling interests in consolidated joint venture entities (“Adjusted EBITDA attributable to noncontrolling interests in consolidated joint ventures”). See Note 20 to our Consolidated Financial Statements for a reconciliation of Segment Adjusted EBITDA to Net income/(loss) attributable to PAGP.

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

Crude Oil Segment

Our Crude Oil segment operations generally consist of gathering and transporting crude oil using pipelines, gathering systems, trucks and at times on barges or railcars, in addition to providing terminalling, storage and other facilities-related services utilizing our integrated assets across the United States and Canada. Our assets serve third parties and are also supported by our merchant activities. Our merchant activities include the purchase of crude oil supply and the movement of this supply on our assets or third-party assets to sales locations, including our terminals, third-party connecting carriers, regional hubs or to refineries. Our merchant activities are subject to our risk management policies and may include the use of derivative instruments to hedge our exposure.

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

The following tables set forth our operating results from our Crude Oil segment:

Operating Results (1) (in millions)	Year Ended December 31,		Variance
	2022	2021	$	%
Revenues	$55,080	$40,470	$14,610	36%
Purchases and related costs	(52,088)	(37,540)	(14,548)	(39)%
Field operating costs	(1,003)	(824)	(179)	(22)%
Segment general and administrative expenses (2)	(250)	(221)	(29)	(13)%
Equity earnings in unconsolidated entities	403	274	129	47%

Adjustments (3):
Depreciation and amortization of unconsolidated entities	85	123	(38)	(31)%
Derivative activities and inventory valuation adjustments	(11)	(252)	241	**
Long-term inventory costing adjustments	(3)	(67)	64	**
Deficiencies under minimum volume commitments, net	7	(7)	14	**
Equity-indexed compensation expense	32	19	13	**
Foreign currency revaluation	3	(3)	6	**
Line 901 incident	95	15	80	**
Significant transaction-related expenses	—	16	(16)	**
Adjusted EBITDA attributable to noncontrolling interests in consolidated joint ventures	(364)	(94)	(270)	**
Segment Adjusted EBITDA	$1,986	$1,909	$77	4%

Maintenance capital	$112	$100	$12	12%

Average Volumes	Year Ended December 31,		Variance
	2022	2021	Volumes	%
Crude oil pipeline tariff (by region) (4)
Permian Basin (5)	5,638	4,412	1,226	28%
Other (5)	1,927	1,793	134	7%
Total crude oil pipeline tariff	7,565	6,205	1,360	22%

Commercial crude oil storage capacity (5) (6)	72	73	(1)	(1)%

Crude oil lease gathering purchases (4) (7)	1,382	1,330	52	4%

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
(4)Average daily volumes in thousands of barrels per day calculated as the total volumes (attributable to our interest for assets owned by unconsolidated entities or through undivided joint interests) for the year divided by the number of days in the year. Volumes associated with acquisitions represent total volumes for the number of days we actually owned the assets divided by the number of days in the period.
(5)Includes volumes (attributable to our interest) from assets owned by unconsolidated entities.

(6)Average monthly capacity in millions of barrels per day calculated as total volumes for the year divided by the number of months in the year.
(7)Of this amount, approximately 1,073 and 1,038 thousand barrels per day were purchased in the Permian Basin for the years ended December 31, 2022 and 2021, respectively.

Segment Adjusted EBITDA

Crude Oil Segment Adjusted EBITDA was favorably impacted for the year ended December 31, 2022 compared to the year ended December 31, 2021 by higher volumes on our pipelines, favorable Canadian crude oil differentials and higher loss allowance revenue. These favorable impacts were partially offset by (i) the monetization of contango hedges that benefited the 2021 period, (ii) the sale of our natural gas storage facilities in August 2021 (which were reported in our Crude Oil Segment) and (iii) gains related to hedged power costs resulting from Winter Storm Uri recognized in the first quarter of 2021.

The following is a more detailed discussion of the significant factors impacting Segment Adjusted EBITDA for the year ended December 31, 2022 compared to the year ended December 31, 2021.

•Permian JV. In October 2021, we closed on the transaction with Oryx Midstream to merge our respective Permian Basin assets, with the exception of our long-haul pipeline systems and certain of our intra-basin assets, into the Permian JV. The significant year-over-year growth in our tariff volumes in the Permian Basin region was primarily from the Permian JV assets, largely due to additional volumes from the pipelines contributed by Oryx Midstream as well as increased production and new connections. We deduct the portion of the financial results attributable to Oryx Midstream’s 35% interest in the Permian JV in determining Segment Adjusted EBITDA, which partially offset the favorable impact of the volume growth when comparing Segment Adjusted EBITDA for 2022 compared to 2021.

•Pipeline Projects. The Capline pipeline reversal project and phase two of the Wink to Webster pipeline project were placed in service in the first quarter of 2022, which favorably impacted equity earnings in unconsolidated entities and our tariff volumes in 2022.

The variance in equity earnings in unconsolidated entities for the year ended December 31, 2022 compared to the year ended December 31, 2021 was also driven by the unfavorable impact to the prior period of the recognition of our proportionate share of the write-off of costs associated with a capital project canceled during the second quarter of 2021 (which impacted equity earnings in unconsolidated entities but is excluded from Segment Adjusted EBITDA and thus is reflected as an “Adjustment” as “Depreciation and amortization of unconsolidated entities” in the table above).

•Pipeline Loss Allowance Revenue. Pipeline loss allowance revenues increased for the year ended December 31, 2022 compared to the year ended December 31, 2021 due to a combination of higher prices and higher volumes during 2022.

•Market Opportunities. Our results for the year ended December 31, 2022 benefited from favorable Canadian crude oil differentials and the sale of excess linefill and inventory in a higher crude oil price environment; however, in comparison to the year ended December 31, 2021, these favorable variances were offset by the benefit of the monetization of contango hedges during the year ended December 31, 2021.

•Natural Gas Storage Assets. We sold our natural gas storage facilities in August 2021, impacting the comparison of our results for the year ended December 31, 2022 compared to the year ended December 31, 2021. Net revenues from our natural gas storage facilities were approximately $76 million for the year ended December 31, 2021, which included the benefit of favorable margins from hub activities related to Winter Storm Uri, as mentioned below.

•Winter Storm Uri. During the first quarter of 2021, Winter Storm Uri had a negative impact on our volumes; however, this impact was more than offset during the 2021 period by gains related to hedged power costs, which are reflected in equity earnings and field operating costs, and favorable margins from hub activities at our natural gas storage facilities resulting from Winter Storm Uri.

•Line 2000 Pipeline. In the third quarter of 2022, we temporarily ceased service on Line 2000 in California as a precautionary measure following a routine inspection, which unfavorably impacted our results for the year ended December 31, 2022 compared to the year ended December 31, 2021. Line 2000 was returned to service in the first quarter of 2023.

•Field Operating Costs. The increase in field operating costs for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to (i) an increase in estimated costs associated with the Line 901 incident (which impact field operating costs but are excluded from Segment Adjusted EBITDA and thus are reflected as an “Adjustment” in the table above), (ii) the impact of gains related to hedged power costs resulting from Winter Storm Uri recognized in the first quarter of 2021, (iii) incremental operating costs from the Permian JV, (iv) increased utilities as a result of higher volumes, (v) increased costs resulting from higher third-party trucked volumes and (vi) higher fuel prices, partially offset by (vii) the sale of our natural gas storage facilities in August 2021.

Segment General and Administrative Expenses. See the “—Consolidated Results” section above for a discussion of general and administrative expenses.

Maintenance Capital. Maintenance capital consists of capital expenditures for the replacement and/or refurbishment of partially or fully depreciated assets in order to maintain the operating and/or earnings capacity of our existing assets. The increase in maintenance capital spending for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to ongoing station upgrades, integrity projects and tank maintenance, partially offset by lower costs due to the completion of certain projects.

NGL Segment

Our NGL segment operations involve natural gas processing and NGL fractionation, storage, transportation and terminalling. Our NGL revenues are primarily derived from a combination of (i) providing gathering, fractionation, storage, and/or terminalling services to third-party customers for a fee, and (ii) extracting NGL mix from the gas stream processed at our Empress straddle plant facility as well as acquiring NGL mix, which is then transported, stored and fractionated into finished products and sold to customers.

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

The following tables set forth our operating results from our NGL segment:

Operating Results (1) (in millions)	Year Ended December 31,		Variance
	2022	2021	$	%
Revenues	$2,761	$1,968	$793	40%
Purchases and related costs	(1,587)	(1,324)	(263)	(20)%
Field operating costs	(312)	(241)	(71)	(29)%
Segment general and administrative expenses (2)	(75)	(71)	(4)	(6)%

Adjustments (3):
Derivative activities	(269)	(19)	(250)	**
Long-term inventory costing adjustments	(1)	(27)	26	**
Foreign currency revaluation	1	(1)	2	**
Segment Adjusted EBITDA	$518	$285	$233	82%

Maintenance capital	$99	$68	$31	46%

	Year Ended December 31,		Variance
Average Volumes (in thousands of barrels per day) (4)	2022	2021	Volumes	%
NGL fractionation	137	129	8	6%

NGL pipeline tariff	192	179	13	7%

Propane and butane sales (5)	94	110	(16)	(15)%

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
(4)Average daily volumes calculated as the total volumes (attributable to our interest for assets owned through undivided joint interests) for the year divided by the number of days in the year.
(5)During the fourth quarter of 2022, we modified our sales volumes reported to include only propane and butane sales. Prior to the fourth quarter of 2022, our reported sales volumes included other NGL products, primarily ethane, that represented a significant portion of our total NGL sales volumes but did not contribute significantly to Segment Adjusted EBITDA. Sales volumes for earlier periods presented herein have been recast to include only propane and butane.

Segment Adjusted EBITDA

NGL Segment Adjusted EBITDA increased for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to the favorable impact of higher realized fractionation spreads between the price of natural gas and the extracted NGL (“frac spreads”) and increased NGL mix produced at our straddle plants.

Significant variances in the components of Segment Adjusted EBITDA are discussed in more detail below:

Net Revenues. Net revenues from our NGL activities, excluding the impact of derivative activities and inventory valuation and long-term inventory costing adjustments, increased for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to higher realized frac spreads, increased NGL mix produced at our straddle plants and higher field operating cost recoveries at our Empress straddle plants as part of our commercial agreements, primarily related to higher utilities-related costs. This was partially offset by lower NGL sales volumes due to a reduction in lower margin hub activity. Additionally, net revenues for the year ended December 31, 2022 include the benefit of a full year of increased ownership in the Empress straddle plants and higher product gains at certain of our NGL facilities.

Field Operating Costs. The increase in field operating costs for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to increased utilities-related costs from (i) increased production at certain of our Empress straddle plants, (ii) our increased ownership in the Empress straddle plants and (iii) higher utility-related prices in the 2022 period. The increase in utilities-related costs was largely offset by the benefit to net revenues from operating cost recoveries realized through commercial agreements.

Segment General and Administrative Expenses. See the “—Consolidated Results” section above for a discussion of general and administrative expenses.

Maintenance Capital. The increase in maintenance capital spending for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to (i) a turnaround at one of our Empress facilities during 2022 and (ii) various maintenance capital projects on our Co-Ed pipeline system. This increase was partially offset by the absence of certain costs in 2022 that were incurred in 2021, including repair costs at the Fort Saskatchewan facility.

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

As of December 31, 2022, although we had a working capital deficit of $535 million, we had approximately $3.0 billion of liquidity available to meet our ongoing operating, investing and financing needs, subject to continued covenant compliance, as noted below (in millions):

As of December 31, 2022
Availability under PAA senior unsecured revolving credit facility (1) (2)	$1,317
Availability under PAA senior secured hedged inventory facility (1) (2)	1,281
Amounts outstanding under PAA commercial paper program	—
Subtotal	2,598
Cash and cash equivalents (3)	381
Total	$2,979

(1)Represents availability prior to giving effect to borrowings outstanding under the PAA commercial paper program, which reduce available capacity under the facilities.
(2)Available capacity under the PAA senior unsecured revolving credit facility and the PAA senior secured hedged inventory facility was reduced by outstanding letters of credit of $33 million and $69 million, respectively.

(3)Excludes restricted cash of $23 million.

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

Credit Agreements, Commercial Paper Program and Indentures

PAA has three primary credit arrangements, which we use to meet our short-term cash needs. These include PAA’s $1.35 billion senior unsecured revolving credit facility maturing in 2027, $1.35 billion senior secured hedged inventory facility maturing in 2025 and $2.7 billion unsecured commercial paper program that is backstopped by PAA’s revolving credit facility and its hedged inventory facility. The credit agreements for PAA’s revolving credit facilities (which impact PAA’s ability to access its commercial paper program because they provide the financial backstop that supports PAA’s short-term credit ratings) and the indentures governing its senior notes contain cross-default provisions. A default under PAA’s credit agreements or indentures would permit the lenders to accelerate the maturity of the outstanding debt. As long as PAA is in compliance with the provisions in its credit agreements, its ability to make distributions of available cash is not restricted. PAA was in compliance with the covenants contained in its credit agreements and indentures as of December 31, 2022.

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

Net cash provided by operating activities for the years ended December 31, 2022 and 2021 was approximately $2.4 billion and $2.0 billion, respectively, and primarily resulted from earnings from our operations. Additionally, as discussed further below, changes during these periods in our inventory levels and associated margin balances required as part of our hedging activities impacted our cash flow from operating activities.

During 2022, we decreased the volume of our crude oil inventory due to opportunities for inventory liquidation during the year, and we also had lower margin balances required as part of our hedging activities, both of which reduced required funding by short-term debt. These decreases were partially offset by higher NGL volumes at the end of 2022 due to inventory builds as part of the winter heating season.

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

	Year Ended December 31,
	2022	2021
Investment capital (1) (2) (3)	$334	$237
Maintenance capital (1) (3)	211	168
Acquisition capital (2) (4)	284	32
	$829	$437

(1)Capital expenditures made to expand the existing operating and/or earnings capacity of our assets are classified as “Investment capital.” Capital expenditures for the replacement and/or refurbishment of partially or fully depreciated assets in order to maintain the operating and/or earnings capacity of our existing assets are classified as “Maintenance capital.”
(2)Contributions to unconsolidated entities, accounted for under the equity method of accounting, that are related to investment capital projects by such entities are recognized in “Investment capital.” Acquisitions of initial investments or additional interests in unconsolidated entities are included in “Acquisition capital.”
(3)Investment capital and Maintenance capital, net to our interest, was approximately $265 million and $202 million, respectively, for 2022.
(4)Acquisition capital for 2022 includes (i) an additional ownership interest in certain straddle plants included in our NGL segment, (ii) the purchase of an additional 5% interest in Cactus II and (iii) the remaining 50% interest in Advantage Pipeline Holdings LLC. Acquisition capital for 2021 represents the cash consideration paid as part of the Asset Exchange transaction. See Note 7 to our Consolidated Financial Statements for additional information.

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

	Year Ended December 31,
Projects	2022	2021
Complementary Permian Basin Projects (1)	$191	$73
Permian Basin Takeaway Pipeline Projects (2)	33	75
Selected Facilities/Downstream Projects (3)	28	41
Other Projects	82	48
Total	$334	$237

(1)Includes projects associated with assets included in the Permian JV.
(2)Represents pipeline projects with takeaway capacity out of the Permian Basin, including investments for our proportionate share of the projects of Wink to Webster Pipeline and Cactus II Pipeline.
(3)Includes projects at our St. James, Cushing and Fort Saskatchewan terminals.

Projected 2023 Capital Expenditures. Total investment capital for the year ending December 31, 2023 is currently projected to be approximately $420 million ($325 million net to our interest). Approximately half of our projected investment capital expenditures are expected to be invested in the Permian JV assets. Additionally, maintenance capital for 2023 is currently projected to be $205 million ($195 million net to our interest). We expect to fund our 2023 investment and maintenance capital expenditures primarily with retained cash flow.

Divestitures

Proceeds from the sale of assets have generally been used to fund our investment capital projects and reduce debt levels. The following table summarizes the proceeds received from divestitures during the last two years (in millions):

	Year Ended December 31,
	2022	2021
Proceeds from divestitures (1)	$60	$875

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

We typically do not announce a transaction until after we have executed a definitive agreement. In certain cases, in order to protect our business interests or for other reasons, we may defer public announcement of a transaction until closing or a later date. Past experience has demonstrated that discussions and negotiations regarding a potential transaction can advance or terminate in a short period of time. Moreover, the closing of any transaction for which we have entered into a definitive agreement may be subject to customary and other closing conditions, which may not ultimately be satisfied or waived. Accordingly, we can give no assurance that our current or future efforts with respect to any such transactions will be successful, and we can provide no assurance that our financial expectations with respect to such transactions will ultimately be realized. See Item 1A. “Risk Factors—Risks Related to PAA’s Business—Acquisitions and divestitures involve risks that may adversely affect PAA’s business.”

Financing Activities

Our financing activities primarily relate to funding investment capital projects, acquisitions and refinancing of debt maturities, as well as short-term working capital (including borrowings for NYMEX and ICE margin deposits) and hedged inventory borrowings related to our NGL business and contango market activities.

Borrowings and Repayments Under Credit Arrangements

We had no net borrowings or repayments under the PAA credit facilities or commercial paper program during the year ended December 31, 2022.

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

Senior Notes

Repayments of PAA Senior Notes. During 2022, PAA repaid the following senior unsecured notes in full (in millions):

Year	Description	Repayment Date
2022	$750 million 3.65% PAA Senior Notes due June 2022	March 2022	(1)

(1)PAA repaid these senior notes with cash on hand and borrowings under its commercial paper program.

On January 31, 2023, PAA redeemed its 2.85%, $400 million senior notes. PAA utilized a combination of cash on hand and borrowings under its commercial paper program to repay these senior notes. PAA also intends to utilize a combination of cash flow from operating activities, proceeds from asset sales and borrowings under its commercial paper program to repay its 3.85%, $700 million notes due October 2023.

Registration Statements

PAGP Registration Statements. We have filed with the SEC a shelf registration statement that, subject to effectiveness at the time of use, allows us to issue up to a specified amount of equity securities (“PAGP Traditional Shelf”). At December 31, 2022, we had approximately $939 million of unsold securities available under the PAGP Traditional Shelf. We also have access to a universal shelf registration statement (“PAGP WKSI Shelf”), which provides us with the ability to offer and sell an unlimited amount of equity securities, subject to market conditions and its capital needs. We did not conduct any offerings under the PAGP Traditional Shelf or PAGP WKSI Shelf during the years ended December 31, 2022 or 2021.

PAA Registration Statements.  PAA periodically accesses the capital markets for both equity and debt financing. PAA has filed with the SEC a universal shelf registration statement that, subject to effectiveness at the time of use, allows PAA to issue up to a specified amount of debt or equity securities (“PAA Traditional Shelf”), under which PAA had approximately $1.1 billion of unsold securities available at December 31, 2022. PAA also has access to a universal shelf registration statement (“PAA WKSI Shelf”), which provides it with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and capital needs.

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

PAA repurchased common units under the Program during the years ended December 31, 2022 and 2021 for a total purchase price of $74 million and $178 million, respectively, including commissions and fees. The remaining available capacity under the Program as of December 31, 2022 was $198 million.

Distributions to Our Class A Shareholders

We distribute 100% of our available cash to our Class A shareholders of record within 55 days following the end of each quarter. Available cash is generally defined as all of our cash and cash equivalents on hand at the end of each quarter less reserves established in the discretion of our general partner for future requirements. Our levels of financial reserves are established by our general partner and include reserves for, among other things, the proper conduct of our business (including future capital expenditures and anticipated credit needs), compliance with legal or contractual obligations and funding of future distributions to our shareholders. See Item 5. “Market for Registrant’s Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities—Cash Distribution Policy” for additional discussion regarding distributions.

On February 14, 2023, we paid a quarterly distribution of $0.2675 per Class A share ($1.07 per Class A share on an annualized basis). The distribution was paid to Class A shareholders of record as of January 31, 2023, with respect to the quarter ended December 31, 2022. See Note 12 to our Consolidated Financial Statements for details of distributions paid during the three years ended December 31, 2022.

Distributions to Noncontrolling Interests

Distributions to noncontrolling interests represent amounts paid on interests in consolidated entities that are not owned by us. As of December 31, 2022, noncontrolling interests in our subsidiaries consisted of (i) limited partner interests in PAA including a 69% interest in PAA’s common units and PAA’s Series A preferred units combined and 100% of PAA’s Series B preferred units, (ii) an approximate 19% limited partner interest in AAP, (iii) a 35% interest in the Permian JV, (iv) a 30% interest in Cactus II and (v) a 33% interest in Red River. See Note 12 to our Consolidated Financial Statements for details of distributions paid to noncontrolling interests during the three years ended December 31, 2022.

Distributions to PAA’s Series A preferred unitholders. Holders of PAA’s Series A preferred units are entitled to receive quarterly distributions, subject to customary anti-dilution adjustments, of $0.525 per unit ($2.10 per unit annualized). Subject to certain limitations, following January 28, 2021, the holders of PAA’s Series A preferred units have the right to make a one-time election to reset the distribution rate. In January 2023, PAA received notice that the Series A preferred unitholders elected the Preferred Distribution Rate Reset Option. Effective January 31, 2023, the new Series A preferred unit distribution rate is equal to 9.375% per annum on the original issue price (approximately $2.46 per unit annualized). The quarterly distribution to be paid in May 2023 will reflect a pro-rated amount of $0.58516 per unit. See Note 12 to our Consolidated Financial Statements for additional information.

Distributions to PAA’s Series B preferred unitholders. Holders of PAA’s Series B preferred units are entitled to receive, when, as and if declared by PAA’s general partner out of legally available funds for such purpose, cumulative cash distributions, as applicable. Through and including November 15, 2022, holders were entitled to a distribution equal to $61.25 per unit per year, payable semiannually in arrears on the 15th day of May and November. On and after November 15, 2022, distributions on the Series B units accumulate based on a floating rate equal to the applicable three-month LIBOR (or, if discontinued, a substitute or successor rate determined by the calculation agent) plus a spread of 4.11% and is payable quarterly on the 15th day of February, May, August and November. The distribution rate for the quarterly distribution paid on February 15, 2023 was 8.71614% ($22.27 per Series B preferred unit). See Note 12 to our Consolidated Financial Statements for further discussion of PAA’s Series B preferred units.

Distributions to PAA’s common unitholders. On February 14, 2023, PAA paid a quarterly distribution of $0.2675 per common unit ($1.07 per common unit on an annualized basis). The total distribution of $187 million was paid to common unitholders of record as of January 31, 2023, with respect to the quarter ended December 31, 2022. See Note 12 to our Consolidated Financial Statements for details of distributions paid during the three years ended December 31, 2022.

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

The following table includes our best estimate and the timing of these payments as of December 31, 2022 (in millions):

	2023	2024	2025	2026	2027	2028 and Thereafter	Total
Crude oil, NGL and other purchases (1)	$22,660	$19,940	$18,528	$17,568	$15,582	$41,216	$135,494

(1)Amounts are primarily based on estimated volumes and market prices based on average activity during December 2022. The actual physical volume purchased and actual settlement prices will vary from the assumptions used in the table. Uncertainties involved in these estimates include levels of production at the wellhead, weather conditions, changes in market prices and other conditions beyond our control.

Letters of Credit. In connection with our merchant activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil, NGL and natural gas. Our liabilities with respect to these purchase obligations are recorded in accounts payable on our balance sheet in the month the product is purchased. Generally, these letters of credit are issued for periods of up to seventy days and are terminated upon completion of each transaction. Additionally, we issue letters of credit to support insurance programs, derivative transactions, including hedging-related margin obligations, and construction activities. At December 31, 2022 and 2021, we had outstanding letters of credit of approximately $102 million and $98 million, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

Investments in Unconsolidated Entities

We have invested in entities that are not consolidated in our financial statements. None of these entities had debt outstanding as of December 31, 2022. We may elect at any time to make additional capital contributions to any of these entities. The following table sets forth selected information regarding these entities as of December 31, 2022 (unaudited, dollars in millions):

Entity	Type of Operation	Our Ownership Interest	Total Entity Assets	Total Cash and Restricted Cash
BridgeTex Pipeline Company, LLC	Crude Oil Pipeline	20%	$792	$26
Capline Pipeline Company LLC	Crude Oil Pipeline	54%	$1,268	$33
Diamond Pipeline LLC	Crude Oil Pipeline (1)	50%	$896	$1
Eagle Ford Pipeline LLC	Crude Oil Pipeline (1)	50%	$779	$25
Eagle Ford Terminals Corpus Christi LLC	Crude Oil Terminal and Dock (1)	50%	$214	$5
OMOG JV LLC	Crude Oil Pipeline (1)	57%	$434	$13
Saddlehorn Pipeline Company, LLC	Crude Oil Pipeline	30%	$612	$19
White Cliffs Pipeline, LLC	Crude Oil Pipeline	36%	$407	$7
Wink to Webster Pipeline LLC	Crude Oil Pipeline	16%	$2,129	$83
Other investments			$519	$24

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

We believe that the assumptions, judgments and estimates involved in the accounting for our (i) estimated fair value of assets and liabilities acquired and identification of associated goodwill and intangible assets, (ii) fair value of derivatives, (iii) accruals and contingent liabilities, (iv) property and equipment, depreciation and amortization expense and asset retirement obligations, (v) impairment assessments of property and equipment, investments in unconsolidated entities and intangible assets and (vi) inventory valuations have the greatest potential impact on our Consolidated Financial Statements. These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates. Therefore, we consider these to be our critical accounting policies and estimates, which are discussed below. For further information on all of our significant accounting policies, see Note 2 to our Consolidated Financial Statements.

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

In November 2022, we and Enbridge Inc. (“Enbridge”) purchased Western Midstream Partners, LP (“WES”)’s 15% interest in Cactus II Pipeline, LLC (“Cactus II”) for an aggregate amount of $265 million. Enbridge acquired 10% and we acquired 5% of Cactus II, with each paying a proportionate share of the purchase price. We and Enbridge are now the sole owners of Cactus II, with 70% and 30% respective ownership interests. We previously accounted for our 65% interest in Cactus II as an equity method investment. In addition to the change in ownership, there were changes in governance which led to a change in control. We now control Cactus II and reflect Cactus II as a consolidated subsidiary in our Consolidated Financial Statements, with Enbridge’s 30% interest reflected as a noncontrolling interest. See Note 7 to our Consolidated Financial Statements for discussion of the methods, assumptions and estimates used in the determination of the fair value of the assets and liabilities acquired and identification of associated intangible assets.

In October 2021, we and Oryx Midstream completed the formation of the Permian JV. See Note 7 to our Consolidated Financial Statements for discussion of the methods, assumptions and estimates used in the determination of the fair value of the assets and liabilities acquired and identification of associated intangible assets.

Fair Value of Derivatives. The fair value of a derivative at a particular period end does not reflect the end results of a particular transaction, and will most likely not reflect the gain or loss at the conclusion of a transaction. We reflect estimates for these items based on our internal records and information from third parties. We have commodity derivatives and interest rate derivatives that are accounted for as assets and liabilities at fair value on our Consolidated Balance Sheets. The valuations of our derivatives that are exchange traded are based on market prices on the applicable exchange on the last day of the period. For our derivatives that are not exchange traded, the estimates we use are based on indicative broker quotations or an internal valuation model. Our valuation models utilize market observable inputs such as price, volatility, correlation and other factors and may not be reflective of the price at which they can be settled due to the lack of a liquid market. Less than 1% of total annual revenues are based on estimates derived from internal valuation models.

The Preferred Distribution Rate Reset Option of our Series A preferred units is an embedded derivative that is recorded at fair value in our Consolidated Balance Sheets. The valuation model utilized for this embedded derivative contains multiple inputs, some of which involve management judgment, including our common unit price, ten-year United States treasury rates, default probabilities and timing estimates to ultimately calculate the fair value of our Series A preferred units with and without the Preferred Distribution Rate Reset Option.

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

Property and Equipment, Depreciation and Amortization Expense and Asset Retirement Obligations. We compute depreciation and amortization based on estimated useful lives. These estimates are based on various factors including condition, manufacturing specifications, technological advances and historical data concerning useful lives of similar assets. Uncertainties that impact these estimates include changes in laws and regulations relating to restoration and abandonment requirements, economic conditions and supply and demand in the area. When assets are put into service, we make estimates with respect to useful lives and salvage values that we believe are reasonable. However, subsequent events could cause us to change our estimates, thus impacting the future calculation of depreciation and amortization.

We record retirement obligations associated with tangible long-lived assets based on estimates related to the costs associated with cleaning, purging and, in some cases, completely removing the assets and returning the land to its original state. In addition, our estimates include a determination of the settlement date or dates for the potential obligation, which may or may not be determinable. Uncertainties that impact these estimates include the costs associated with these activities and the timing of incurring such costs. A hypothetical variance of 5% in our aggregate estimate for the retirement obligations discussed above would have an impact on earnings of up to approximately $6 million. Although the resolution of these uncertainties has not historically had a material impact on our results of operations or financial condition, we cannot provide assurance that actual amounts will not vary significantly from estimated amounts.

See Note 6 and Note 10 to our Consolidated Financial Statements for additional information on our property and equipment, intangible assets and depreciation and amortization expense. See Note 2 to our Consolidated Financial Statements for additional information on our asset retirement obligations.

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

Intangible assets with indefinite lives are not amortized but are instead periodically assessed for impairment. Intangible assets with finite lives are amortized over their estimated useful life as determined by management. Impairment testing entails estimating future net cash flows relating to the business, based on the grouping of assets and management’s estimate of future revenues, future cash flows and market conditions including pricing, demand, competition, operating costs and other factors. Uncertainties associated with these estimates include changes in production decline rates, production interruptions, fluctuations in refinery capacity or product slates, economic obsolescence factors in the area and potential future sources of cash flow. In addition, changes in our weighted average cost of capital from our estimates could have a significant impact on fair value. We cannot provide assurance that actual amounts will not vary significantly from estimated amounts. Resolutions of these uncertainties have resulted, and in the future may result, in impairments that impact our results of operations and financial condition.

A change in our outlook or use could result in impairments that may be material to our results of operations or financial condition. See “—Executive Summary— Market Overview and Outlook” and Note 6, Note 9 and Note 10 to our Consolidated Financial Statements for additional information.

Inventory Valuations.  Inventory, including long-term inventory, primarily consists of crude oil and NGL and is valued at the lower of cost or net realizable value, with cost determined using an average cost method within specific inventory pools. At the end of each reporting period, we assess the carrying value of our inventory and use estimates and judgment when making any adjustments necessary to reduce the carrying value to net realizable value. Among the uncertainties that impact our estimates are the applicable quality and location differentials to include in our net realizable value analysis. Additionally, we estimate the upcoming liquidation timing of the inventory. Changes in assumptions made as to the timing of a sale can materially impact net realizable value. During the years ended December 31, 2022 and 2021, we did not record any charges related to the valuation adjustment of our inventory. During the year ended December 31, 2020, we recorded charges of $233 million related to the valuation adjustment of our crude oil inventory due to declines in prices. See Note 5 to our Consolidated Financial Statements for further discussion regarding inventory.

Line 901 Incident Insurance Receivable. In May 2015, we experienced a crude oil release from our Las Flores to Gaviota Pipeline (Line 901) in Santa Barbara County, California. We have estimated that the aggregate total costs we have incurred or will incur with respect to the Line 901 incident will be approximately $740 million, which includes actual and projected emergency response and clean-up costs, natural resource damage assessments, fines and penalties payable pursuant to the Consent Decree, certain third-party claims settlements, and estimated costs associated with our remaining Line 901 lawsuits and claims, as well as estimates for certain legal fees and statutory interest where applicable. As of December 31, 2022, we have recognized a long-term receivable of approximately $225 million for the portion of the release costs that we believe is probable of recovery from insurance, net of deductibles and amounts already collected. In the fourth quarter of 2022, insurers responsible for the majority of our remaining insurance coverage formally communicated a denial of coverage. We intend to vigorously pursue recovery from our insurers of all amounts for which we have claimed reimbursement. We believe that our claim for reimbursement from our insurers is strong and that our ultimate recovery of such amounts is probable. Various factors could impact the timing and amount of recovery of our insurance receivable, including future developments that adversely impact our assessment of the strength of our coverage claims, the outcome of any dispute resolution proceedings with respect to our coverage claims and the extent to which insurers may become insolvent in the future. We cannot provide assurance that actual receivable amounts will not vary significantly from our estimated amounts. See Note 19 to our Consolidated Financial Statements for further discussion regarding the Line 901 incident and our related insurance receivable.

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

The fair value of our commodity derivatives and the change in fair value as of December 31, 2022 that would be expected from a 10% price increase or decrease is shown in the table below (in millions):

	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease
Crude oil	$(2)	$(54)	$55
Natural gas	(1)	$13	$(13)
NGL and other	225	$(47)	$47
Total fair value	$222

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

Interest Rate Risk

Our use of variable rate debt and any forecasted issuances of fixed rate debt expose us to interest rate risk. Therefore, from time to time, we use interest rate derivatives to hedge interest rate risk associated with anticipated interest payments and, in certain cases, outstanding debt instruments. All of PAA’s senior notes are fixed rate notes and thus are not subject to interest rate risk. We did not have any variable rate debt outstanding at December 31, 2022. The average interest rate on variable rate debt that was outstanding during the year ended December 31, 2022 was 1.9%, based upon rates in effect during the year. The fair value of our interest rate derivatives was an asset of $120 million as of December 31, 2022. A 10% increase in the forward LIBOR curve as of December 31, 2022 would have resulted in an increase of $18 million to the fair value of our interest rate derivatives. A 10% decrease in the forward LIBOR curve as of December 31, 2022 would have resulted in a decrease of $18 million to the fair value of our interest rate derivatives. See Note 13 to our Consolidated Financial Statements for a discussion of our interest rate risk hedging activities.

Preferred Distribution Rate Reset Option

The Preferred Distribution Rate Reset Option of PAA’s Series A preferred units is an embedded derivative that must be bifurcated from the related host contract, PAA’s partnership agreement, and recorded at fair value in our Consolidated Balance Sheets. The valuation model utilized for this embedded derivative contains multiple inputs, including PAA’s common unit price, ten-year United States treasury rates, default probabilities and timing estimates to ultimately calculate the fair value of PAA’s Series A preferred units with and without the Preferred Distribution Rate Reset Option. The fair value of this embedded derivative was a liability of $189 million as of December 31, 2022. The ten-year U.S. Treasury rate as of December 31, 2022 was 3.88%. An increase in the ten-year U.S. Treasury rate curve of 10%, holding other inputs constant, would result in an increase in both expense and our liability of $33 million. A decrease in the ten-year U.S. Treasury rate curve of 10%, holding other inputs constant, would result in a decrease in both expense and our liability of $39 million. See Note 13 to our Consolidated Financial Statements for a discussion of embedded derivatives. In January 2023, we received notice that the Series A preferred unitholders elected the Preferred Distribution Rate Reset Option, which will be effective for the distribution paid in May 2023. See Note 12 to our Consolidated Financial Statements for additional information.

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

Applicable SEC rules require an evaluation of the effectiveness of our DCP. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our DCP as of December 31, 2022, the end of the period covered by this report, and, based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our DCP is effective.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. “Internal control over financial reporting” is a process designed by, or under the supervision of, our Chief Executive Officer and our Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022. See “Management’s Report on Internal Control Over Financial Reporting” on page F-2 of our Consolidated Financial Statements.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, assessed the effectiveness of our internal control over financial reporting, as stated in the firm’s report. See “Report of Independent Registered Public Accounting Firm” on page F-3 of our Consolidated Financial Statements.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Certifications

The certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) are filed with this report as Exhibits 31.1 and 31.2. The certifications of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 are furnished with this report as Exhibits 32.1 and 32.2.

Item 9B.  Other Information

There was no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2022 that has not previously been reported.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors and Executive Officers of Our General Partner and Corporate Governance

The information required by this item will be set forth in the Proxy Statement for our 2023 Annual Meeting, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022, and is incorporated herein by reference thereto.

Directors and Executive Officers

As of the date of filing this report, the following individuals were serving as our executive officers and/or directors:

Name	Principal Occupation or Employment
Willie Chiang (1)(2)	Chairman of the Board and Chief Executive Officer
Harry N. Pefanis (1)(2)	President
Chris R. Chandler (1)	Executive Vice President and Chief Operating Officer
Al Swanson (1)	Executive Vice President and Chief Financial Officer
Jeremy L. Goebel (1)	Executive Vice President and Chief Commercial Officer
Richard K. McGee (1)	Executive Vice President, General Counsel and Secretary
Chris Herbold (1)	Senior Vice President, Finance and Chief Accounting Officer
Greg L. Armstrong (2)	Senior Advisor to the Chief Executive Officer (former Chairman and Chief Executive Officer)
Victor Burk (2)	Senior Advisor, Alvarez and Marsal
Ellen R. DeSanctis (2)	Former Senior Vice President, ConocoPhillips
Kevin McCarthy (2)	Vice Chairman, Kayne Anderson Capital Advisors, L.P.
Gary R. Petersen (2)	Managing Partner, EnCap Investments L.P.
Alexandra D. Pruner (2)	Senior Advisor, Perella Weinberg Partners
John T. Raymond (2)	Managing Partner and Chief Executive Officer, The Energy & Minerals Group
Bobby S. Shackouls (2)	Former Chairman and CEO, Burlington Resources Inc.
Christopher M. Temple (2)	President, DelTex Capital LLC
Lawrence M. Ziemba (2)	Former Executive Vice President, Refining, Phillips 66

(1)     Executive officer (for purposes of Item 401(b) of Regulation S-K)
(2)     Director

A complete list of our officers, including the executive officers listed above, is available on our website at www.plains.com under About Us—Leadership.

Item 11.  Executive Compensation
The information required by this item will be set forth in the Proxy Statement for our 2023 Annual Meeting, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022, and is incorporated herein by reference thereto.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item will be set forth in the Proxy Statement for our 2023 Annual Meeting, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022, and is incorporated herein by reference thereto.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the Proxy Statement for our 2023 Annual Meeting, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022, and is incorporated herein by reference thereto.

Item 14.  Principal Accountant Fees and Services
The information required by this item will be set forth in the Proxy Statement for our 2023 Annual Meeting, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022, and is incorporated herein by reference thereto.

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

4.16 †	—	Description of Our Securities.

10.1	—
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

10.4	—
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

10.5	—
Contribution and Assumption Agreement dated December 28, 2007, by and between Plains AAP, L.P. and PAA GP LLC (incorporated by reference to Exhibit 10.2 to PAA’s Current Report on Form 8-K filed January 4, 2008).

10.6	—
Omnibus Agreement by and among PAA GP Holdings LLC, Plains GP Holdings, L.P., Plains All American GP LLC, Plains AAP, L.P., PAA GP LLC, and Plains All American Pipeline, L.P., dated November 15, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 21, 2016).

10.7	—
Amended and Restated Administrative Agreement by and among PAA GP Holdings LLC, Plains GP Holdings, L.P., Plains All American GP LLC, Plains AAP, L.P., PAA GP LLC, and Plains All American Pipeline, L.P., dated November 15, 2016 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed November 21, 2016).

10.8**	—
Amended and Restated Employment Agreement between Plains All American GP LLC and Greg L. Armstrong dated as of June 30, 2001 (incorporated by reference to Exhibit 10.1 to PAA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.9**	—
First Amendment to Amended and Restated Employment Agreement dated December 4, 2008 between Plains All American GP LLC and Greg L. Armstrong (incorporated by reference to Exhibit 10.49 to PAA’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.10**	—
Waiver Agreement dated as of December 23, 2010 between Plains All American GP LLC and Greg L. Armstrong (incorporated by reference to Exhibit 10.31 to PAA’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.11**	—
Waiver Agreement dated October 21, 2013 to the Amended and Restated Employment Agreement dated June 30, 2001 of Greg L. Armstrong (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed October 25, 2013).

10.12**	—
Second Amended and Restated Employment Agreement dated effective October 1, 2018 between Plains All American GP LLC and Greg L. Armstrong (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018).

10.13**	—
Third Amended and Restated Employment Agreement dated effective January 1, 2020 between Plains All American GP LLC and Greg L. Armstrong (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K for the year ended December 31, 2019).

10.14**	—
Amendment No. 1 to Third Amended and Restated Employment Agreement dated effective December 31, 2021 between Plains All American GP LLC and Greg L. Armstrong (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the year ended December 31, 2021).

10.15**	—
Amended and Restated Employment Agreement between Plains All American GP LLC and Harry N. Pefanis dated as of June 30, 2001 (incorporated by reference to Exhibit 10.2 to PAA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.16**	—
First Amendment to Amended and Restated Employment Agreement dated December 4, 2008 between Plains All American GP LLC and Harry N. Pefanis (incorporated by reference to Exhibit 10.50 to PAA’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.17**	—
Amendment No. 2 dated August 15, 2019 to Harry Pefanis Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

10.18**	—
Waiver Agreement dated as of December 23, 2010 between Plains All American GP LLC and Harry N. Pefanis (incorporated by reference to Exhibit 10.32 to PAA’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.19**	—
Waiver Agreement dated October 21, 2013 to the Amended and Restated Employment Agreement dated June 30, 2001 of Harry N. Pefanis (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed October 25, 2013).

10.20**	—
Employment Agreement between Plains All American GP LLC and Willie Chiang dated July 10, 2015 (incorporated by reference to Exhibit 10.53 to PAA’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.21**	—
Amended and Restated Employment Agreement dated effective October 1, 2018 between Plains All American GP LLC and Willie Chiang (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018).

10.22**	—
First Amendment to Plains AAP, L.P. Class B Restricted Units Agreement dated August 25, 2016 (Willie Chiang) (incorporated by reference to Exhibit 10.8 to PAA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

10.23**	—
Second Amendment dated March 22, 2018 to Plains AAP, L.P. Class B Restricted Units Agreement (Willie Chiang) (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

10.24**	—	LTIP Grant Letter dated August 16, 2018 (Willie Chiang) incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018).

10.25**	—	Plains All American 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit A to PAA’s Definitive Proxy Statement filed on April 12, 2021).

10.26**	—	Plains All American 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit A to PAA’s Definitive Proxy Statement filed on October 3, 2013).

10.27**	—	Plains All American PNG Successor Long-Term Incentive Plan (incorporated by reference to Exhibit 4.4 to PAA’s Registration Statement on Form S-8 (333-193139) filed December 31, 2013).

10.28**	—	PAA Natural Gas Storage, L.P. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to PNG’s Current Report on Form 8-K filed May 11, 2010).

10.29**	—	Plains GP Holdings, L.P. Long Term Incentive Plan (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed October 25, 2013).

10.30**	—	Form of Plains AAP, L.P. Class B Restricted Units Agreement (incorporated by reference to Exhibit 10.1 to PAA’s Current Report on Form 8-K filed January 4, 2008).

10.31**	—
Form of Amendment to the Plains AAP, L.P. Class B Restricted Units Agreement dated October 18, 2013 (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed October 25, 2013).

10.32**	—
Form of Amendment to Plains AAP, L.P. Class B Restricted Units Agreement dated August 25, 2016 (incorporated by reference to Exhibit 10.6 to PAA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed November 8, 2016).

10.33**	—
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

10.40**	—	Form of Special Retention LTIP Grant Letter dated November 20, 2019 (incorporated by reference to Exhibit 10.54 to our Annual Report on Form 10-K for the year ended December 31, 2020).

10.41**	—	Form of LTIP Grant Letter dated August 19, 2021 (Named Executive Officers) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).

10.42**	—	Form of LTIP Grant Letter dated August 19, 2021 (Directors) (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).

10.43**	—
Form of Amended and Restated Special Retention LTIP Grant Letter Dated February 24, 2022 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

10.44**	—	Form of LTIP Grant Letter dated August 18, 2022 (Named Executive Officers) (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022).

10.45**	—	Form of LTIP Grant Letter dated August 18, 2022 (Directors) (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022).

21.1 †	—	List of Subsidiaries of Plains GP Holdings, L.P.

23.1 †	—	Consent of PricewaterhouseCoopers LLP.

31.1 †	—	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2 †	—	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1 ††	—	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350.

32.2 ††	—	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.

101. INS†	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	—	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

February 28, 2023

	By:	/s/ Al Swanson
Al Swanson,
Executive Vice President and Chief Financial Officer
of PAA GP Holdings LLC
(Principal Financial Officer)

February 28, 2023

	By:	/s/ Chris Herbold
Chris Herbold,
Senior Vice President, Finance and Chief Accounting Officer of PAA GP Holdings LLC
(Principal Accounting Officer)

February 28, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Willie Chiang	Chairman of the Board and Chief Executive Officer of PAA GP Holdings LLC (Principal Executive Officer)	February 28, 2023
Willie Chiang

/s/ Harry N. Pefanis	Director and President of PAA GP Holdings LLC	February 28, 2023
Harry N. Pefanis

/s/ Al Swanson	Executive Vice President and Chief Financial Officer of PAA GP Holdings LLC (Principal Financial Officer)	February 28, 2023
Al Swanson

/s/ Chris Herbold	Senior Vice President, Finance and Chief Accounting Officer of PAA GP Holdings LLC (Principal Accounting Officer)	February 28, 2023
Chris Herbold

/s/ Greg L. Armstrong	Director of PAA GP Holdings LLC	February 28, 2023
Greg L. Armstrong

/s/ Victor Burk	Director of PAA GP Holdings LLC	February 28, 2023
Victor Burk

/s/ Ellen R. DeSanctis	Director of PAA GP Holdings LLC	February 28, 2023
Ellen R. DeSanctis

/s/ Kevin McCarthy	Director of PAA GP Holdings LLC	February 28, 2023
Kevin McCarthy

/s/ Gary R. Petersen	Director of PAA GP Holdings LLC	February 28, 2023
Gary R. Petersen

/s/ Alexandra D. Pruner	Director of PAA GP Holdings LLC	February 28, 2023
Alexandra D. Pruner

/s/ John T. Raymond	Director of PAA GP Holdings LLC	February 28, 2023
John T. Raymond

/s/ Bobby S. Shackouls	Director of PAA GP Holdings LLC	February 28, 2023
Bobby S. Shackouls

/s/ Christopher M. Temple	Director of PAA GP Holdings LLC	February 28, 2023
Christopher M. Temple

/s/ Lawrence M. Ziemba	Director of PAA GP Holdings LLC	February 28, 2023
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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of the Partnership’s internal control over financial reporting. Based on that evaluation, management has concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on Page F-3.

/s/ Willie Chiang
Willie Chiang
Chairman of the Board and Chief Executive Officer of PAA GP Holdings LLC
(Principal Executive Officer)

/s/ Al Swanson
Al Swanson
Executive Vice President and Chief Financial Officer of PAA GP Holdings LLC
(Principal Financial Officer)

February 28, 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors of PAA GP Holdings LLC and Shareholders of Plains GP Holdings, L.P.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Plains GP Holdings, L.P. and its subsidiaries (the “Partnership”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income (loss), of changes in accumulated other comprehensive income (loss), of changes in partners' capital and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Partnership's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Fair Value of the Preferred Distribution Rate Reset Option

As described in Note 13 to the consolidated financial statements, the Preferred Distribution Rate Reset Option of the Plains All American Pipeline L.P. (PAA) Series A preferred units is an embedded derivative that is bifurcated from the related host contract and recorded at fair value. The fair value, as of December 31, 2022, was $189 million, and is recorded in other long-term liabilities and deferred credits. Management determines the fair value based on a Monte Carlo valuation model that estimates the fair value of the Series A preferred units with and without the Preferred Distribution Rate Reset Option. This model relies on assumptions for forecasts for the ten-year U.S. Treasury rate, the PAA common unit price, and default probabilities which impact timing estimates as to when the option will be exercised.

The principal considerations for our determination that performing procedures relating to the fair value of the Preferred Distribution Rate Reset Option is a critical audit matter are the significant judgment by management when developing the fair value estimate of the Preferred Distribution Rate Reset Option using the Monte Carlo valuation model. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the Monte Carlo valuation model and management’s significant assumption related to forecasts for the ten-year U.S. Treasury rate. Also, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the fair value of the Preferred Distribution Rate Reset Option, including the appropriateness of the Monte Carlo valuation model, the significant assumption, and data used in developing the fair value estimate. These procedures also included, among others (i) testing the completeness and accuracy of the contractual information from the Series A preferred unit agreement that is used in the valuation model, (ii) evaluating the reasonableness of, and testing the accuracy of, inputs used to estimate the fair value of the Preferred Distribution Rate Reset Option, and (iii) the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of management’s estimate by developing (a) an independent Monte Carlo valuation model and (b) an independent range of fair values using independently developed forecasts for the ten-year U.S. Treasury rate and comparing the independent range of fair values to management’s estimate.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 28, 2023

We have served as the Partnership’s auditor since 2013.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 31, 2022	December 31, 2021
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$404	$452
Trade accounts receivable and other receivables, net	3,907	4,705
Inventory	729	783
Other current assets	318	200
Total current assets	5,358	6,140

PROPERTY AND EQUIPMENT	20,055	19,292
Accumulated depreciation	(4,802)	(4,383)
Property and equipment, net	15,253	14,909

OTHER ASSETS
Investments in unconsolidated entities	3,084	3,805
Intangible assets, net	2,145	1,960
Deferred tax asset	1,309	1,362
Linefill	961	907
Long-term operating lease right-of-use assets, net	349	393
Long-term inventory	284	253
Other long-term assets, net	464	249
Total assets	$29,207	$29,978

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES
Trade accounts payable	$4,045	$4,811
Short-term debt	1,159	822
Other current liabilities	689	601
Total current liabilities	5,893	6,234

LONG-TERM LIABILITIES
Senior notes, net	7,237	8,329
Other long-term debt, net	50	69
Long-term operating lease liabilities	308	339
Other long-term liabilities and deferred credits	1,081	830
Total long-term liabilities	8,676	9,567

COMMITMENTS AND CONTINGENCIES (NOTE 19)

PARTNERS’ CAPITAL
Class A shareholders (194,407,642 and 194,192,777 shares outstanding, respectively)	1,524	1,533
Noncontrolling interests	13,114	12,644
Total partners’ capital	14,638	14,177
Total liabilities and partners’ capital	$29,207	$29,978

The accompanying notes are an integral part of these consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2022	2021	2020
REVENUES
Product sales revenues	$55,948	$40,883	$22,058
Services revenues	1,394	1,195	1,232
Total revenues	57,342	42,078	23,290

COSTS AND EXPENSES
Purchases and related costs	53,176	38,504	20,431
Field operating costs	1,315	1,065	1,076
General and administrative expenses	330	298	276
Depreciation and amortization	968	777	656
(Gains)/losses on asset sales and asset impairments, net (Note 6, Note 7)	269	592	719
Goodwill impairment loss (Note 8)	—	—	2,515
Total costs and expenses	56,058	41,236	25,673

OPERATING INCOME/(LOSS)	1,284	842	(2,383)

OTHER INCOME/(EXPENSE)
Equity earnings in unconsolidated entities	403	274	355
Gains (losses) on/(impairment of) investments in unconsolidated entities, net (Note 7, Note 9)	346	2	(182)
Interest expense (net of capitalized interest of $5, $18 and $24, respectively)	(405)	(425)	(436)
Other income/(expense), net	(219)	19	39

INCOME/(LOSS) BEFORE TAX	1,409	712	(2,607)
Current income tax expense	(84)	(50)	(51)
Deferred income tax (expense)/benefit	(162)	(62)	218

NET INCOME/(LOSS)	1,163	600	(2,440)
Net (income)/loss attributable to noncontrolling interests	(995)	(540)	1,872
NET INCOME/(LOSS) ATTRIBUTABLE TO PAGP	$168	$60	$(568)

Basic weighted average Class A shares outstanding	194	194	186
Basic net income/(loss) per Class A share	$0.86	$0.31	$(3.06)

Diluted weighted average Class A shares outstanding	194	194	246
Diluted net income/(loss) per Class A share	$0.86	$0.31	$(3.07)

The accompanying notes are an integral part of these consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in millions)

	Year Ended December 31,
	2022	2021	2020
Net income/(loss)	$1,163	$600	$(2,440)
Other comprehensive income/(loss)	(101)	65	15
Comprehensive income/(loss)	1,062	665	(2,425)
Comprehensive (income)/loss attributable to noncontrolling interests	(922)	(588)	1,863
Comprehensive income/(loss) attributable to PAGP	$140	$77	$(562)

The accompanying notes are an integral part of these consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN ACCUMULATED
OTHER COMPREHENSIVE INCOME/(LOSS)
(in millions)

	Derivative Instruments	Translation Adjustments	Other	Total
Balance at December 31, 2019	$(259)	$(674)	$—	$(933)

Reclassification adjustments	11	—	—	11
Unrealized loss on hedges	(10)	—	—	(10)
Currency translation adjustments	—	17	—	17
Other	—	—	(3)	(3)
2020 Activity	1	17	(3)	15
Balance at December 31, 2020	$(258)	$(657)	$(3)	$(918)

Reclassification adjustments	31	—	—	31
Unrealized gain on hedges	19	—	—	19
Currency translation adjustments	—	15	—	15
2021 Activity	50	15	—	65
Balance at December 31, 2021	$(208)	$(642)	$(3)	$(853)

Reclassification adjustments	7	—	—	7
Unrealized gain on hedges	94	—	—	94
Currency translation adjustments	—	(204)	—	(204)
Other	—	—	2	2
2022 Activity	101	(204)	2	(101)
Balance at December 31, 2022	$(107)	$(846)	$(1)	$(954)

The accompanying notes are an integral part of these consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$1,163	$600	$(2,440)
Reconciliation of net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	968	777	656
(Gains)/losses on asset sales and asset impairments, net (Note 6, Note 7)	269	592	719
Goodwill impairment loss (Note 8)	—	—	2,515
Equity-indexed compensation expense	41	24	16
Inventory valuation adjustments (Note 5)	—	—	233
Deferred income tax expense/(benefit)	162	62	(218)
(Gains)/losses on sales of linefill	(35)	—	1
(Gain)/loss on foreign currency revaluation	41	(7)	(16)
Settlement of terminated interest rate hedging instruments	42	—	(100)
Change in fair value of Preferred Distribution Rate Reset Option (Note 13)	189	(14)	(20)
Equity earnings in unconsolidated entities	(403)	(274)	(355)
Distributions on earnings from unconsolidated entities	488	431	472
(Gains) losses on/impairment of investments in unconsolidated entities, net (Note 7, Note 9)	(346)	(2)	182
Other	16	29	23
Changes in assets and liabilities, net of acquisitions:
Trade accounts receivable and other	649	(2,179)	1,432
Inventory	(10)	(18)	(304)
Trade accounts payable and other	(830)	1,970	(1,286)
Net cash provided by operating activities	2,404	1,991	1,510
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in connection with acquisitions, net of cash acquired (Note 7)	(149)	(32)	(310)
Investments in unconsolidated entities (Note 9)	(14)	(94)	(461)
Additions to property, equipment and other	(455)	(336)	(738)
Proceeds from sales of assets (Note 7)	60	881	429
Cash received from sales of linefill	72	3	3
Cash paid for purchases of linefill	(84)	(37)	(14)
Other investing activities	44	1	(2)
Net cash provided by/(used in) investing activities	(526)	386	(1,093)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings/(repayments) under PAA commercial paper program (Note 11)	—	(545)	456
Net borrowings/(repayments) under PAA senior secured hedged inventory facility (Note 11)	—	(167)	(160)
Repayment of PAA GO Zone term loans (Note 11)	—	(200)	—
Proceeds from the issuance of PAA senior notes (Note 11)	—	—	748
Repayments of PAA senior notes (Note 11)	(750)	—	(617)
Repurchase of common units by a subsidiary (Note 12)	(74)	(178)	(50)
Distributions paid to Class A shareholders (Note 12)	(162)	(140)	(166)
Distributions paid to noncontrolling interests (Note 12)	(918)	(589)	(697)
Contributions from noncontrolling interests (Note 12)	26	1	12
Other financing activities	(49)	(161)	44
Net cash used in financing activities	(1,927)	(1,979)	(430)
Effect of translation adjustment	(3)	(5)	(8)
Net increase/(decrease) in cash and cash equivalents and restricted cash	(52)	393	(21)
Cash and cash equivalents and restricted cash, beginning of period	456	63	84
Cash and cash equivalents and restricted cash, end of period	$404	$456	$63

Cash paid for:
Interest, net of amounts capitalized	$393	$401	$428
Income taxes, net of amounts refunded	$112	$76	$111

The accompanying notes are an integral part of these consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(in millions)

	Class A Shareholders	Noncontrolling Interests	Total Partners’ Capital
Balance at December 31, 2019	$2,155	$12,330	$14,485

Net loss	(568)	(1,872)	(2,440)
Distributions (Note 12)	(166)	(697)	(863)
Deferred tax asset (Note 15)	16	—	16
Other comprehensive income (Note 12)	6	9	15
Equity-indexed compensation expense	6	14	20
Repurchase of common units by a subsidiary (Note 12)	4	(54)	(50)
Contributions from noncontrolling interests (Note 12)	—	12	12
Other	11	(16)	(5)
Balance at December 31, 2020	$1,464	$9,726	$11,190

Net income	60	540	600
Distributions (Note 12)	(140)	(589)	(729)
Deferred tax asset (Note 15)	(42)	—	(42)
Other comprehensive income (Note 12)	17	48	65
Equity-indexed compensation expense	6	14	20
Repurchase of common units by a subsidiary (Note 12)	2	(180)	(178)
Contributions from noncontrolling interests (Note 12)	—	1	1
Plains Oryx Permian Basin LLC joint venture formation (Note 7)	166	3,090	3,256
Other	—	(6)	(6)
Balance at December 31, 2021	$1,533	$12,644	$14,177

Net income	168	995	1,163
Distributions (Note 12)	(162)	(921)	(1,083)
Deferred tax asset (Note 15)	5	—	5
Other comprehensive loss (Note 12)	(28)	(73)	(101)
Equity-indexed compensation expense	10	23	33
Repurchase of common units by a subsidiary (Note 12)	2	(76)	(74)
Contributions from noncontrolling interests (Note 12)	—	26	26
Plains Oryx Permian Basin LLC joint venture formation (Note 7)	(3)	(23)	(26)
Cactus II Pipeline LLC transaction (Note 7)	—	526	526
Other	(1)	(7)	(8)
Balance at December 31, 2022	$1,524	$13,114	$14,638

The accompanying notes are an integral part of these consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Basis of Consolidation and Presentation

Organization

Plains GP Holdings, L.P. (“PAGP”) is a Delaware limited partnership formed in 2013 that has elected to be taxed as a corporation for United States federal income tax purposes. PAGP does not directly own any operating assets; as of December 31, 2022, its principal source of cash flow is derived from an indirect investment in Plains All American Pipeline, L.P. (“PAA”), a publicly traded Delaware limited partnership. As used in this Form 10-K and unless the context indicates otherwise (taking into account the fact that PAGP has no operating activities apart from those conducted by PAA and its subsidiaries), the terms “Partnership,” “we,” “us,” “our,” “ours” and similar terms refer to PAGP and its subsidiaries.

As of December 31, 2022, we owned an approximate 81% limited partner interest in Plains AAP, L.P. (“AAP”) through our ownership of approximately 194.4 million Class A units of AAP (“AAP units”). We also own a 100% managing member interest in Plains All American GP LLC (“GP LLC”), an entity that formerly elected to be taxed as a corporation for United States federal income tax purposes in 2013 and has elected to return to a disregarded entity effective December 31, 2022. GP LLC also previously held 1.0 million AAP units, which were assigned to us in a deemed liquidation upon the election. GP LLC is a Delaware limited liability company that holds the non-economic general partner interest in AAP. AAP is a Delaware limited partnership that, as of December 31, 2022, directly owned a limited partner interest in PAA through its ownership of approximately 241.0 million PAA common units (approximately 31% of PAA’s total outstanding common units and Series A preferred units combined). AAP is the sole member of PAA GP LLC (“PAA GP”), a Delaware limited liability company that directly holds the non-economic general partner interest in PAA.

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

Basis of Consolidation and Presentation

The accompanying financial statements and related notes present and discuss our consolidated financial position as of December 31, 2022 and 2021, and the consolidated results of our operations, cash flows, changes in partners’ capital, comprehensive income and changes in accumulated other comprehensive income/(loss) for the years ended December 31, 2022, 2021 and 2020. All significant intercompany balances and transactions have been eliminated in consolidation, and certain reclassifications have been made to information from previous years to conform to the current presentation.

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
With the exception of a deferred tax asset of $1.309 billion and $1.362 billion as of December 31, 2022 and 2021, respectively, substantially all assets and liabilities presented on PAGP’s Consolidated Balance Sheets are those of PAA. Only the assets of each respective VIE can be used to settle the obligations of that individual VIE, and the creditors of each/either of those VIEs do not have recourse against the general credit of PAGP. PAGP did not provide any financial support to PAA or AAP during the years ended December 31, 2022, 2021 or 2020. See Note 17 for information regarding the Omnibus Agreement entered into by the Plains Entities on November 15, 2016.

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

Certain of our subsidiaries also enter into transactions and have monetary assets and liabilities that are denominated in a currency other than the entities’ respective functional currencies. Gains and losses from the revaluation of foreign currency transactions and monetary assets and liabilities are generally included in the Consolidated Statements of Operations. However, gains and losses arising from intercompany foreign currency transactions that are of a long-term investment nature are reported in the same manner as translation adjustments. For the years ended December 31, 2022, 2021 and 2020, the revaluation of foreign currency transactions and monetary assets and liabilities resulted in the recognition of a net loss of $41 million, a net gain of $7 million and a net gain of $16 million, respectively, in our Consolidated Statements of Operations.

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

In accordance with our policy, unless they may be covered by funds on deposit, outstanding checks are classified as trade accounts payable rather than negative cash. As of December 31, 2022 and 2021, trade accounts payable included $25 million and $19 million, respectively, of outstanding checks that were reclassified from cash and cash equivalents.

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

A small portion of our contractual or regulatory obligations is related to assets that are inactive or that we plan to take out of service and, although the ultimate timing and costs to settle these obligations are not known with certainty, we have recorded a reasonable estimate of these obligations. The following table presents the change in the liability for asset retirement obligations, substantially all of which is reflected in “Other long-term liabilities and deferred credits” on our Consolidated Balance Sheets as of December 31, 2022, 2021 and 2020 (in millions):

	December 31,
	2022	2021	2020
Beginning balance	$143	$135	$137
Liabilities incurred	2	2	12
Liabilities settled (1)	(26)	(1)	(1)
Accretion expense	4	4	5
Revisions in estimated cash flows	(1)	3	(18)
Ending balance	$122	$143	$135

(1)The 2022 amount primarily relates to the transfer of liabilities to the third party purchaser associated with the sale of Line 901 and the Sisquoc to Pentland portion of Line 903 pipeline. See Notes 7 and 19 for additional information.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Fair Value Measurements

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which affects the placement of assets and liabilities within the fair value hierarchy levels. The determination of the fair values includes not only the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits and letters of credit) but also the impact of our nonperformance risk on our liabilities. The fair value of our commodity derivatives and interest rate derivatives includes adjustments for credit risk. Our credit adjustment methodology uses market observable inputs and requires judgment. There were no changes to any of our valuation techniques during the period. See Note 13 for further discussion.

Other Significant Accounting Policies

See the respective footnotes for our accounting policies regarding (i) revenues and accounts receivable, (ii) net income/(loss) per Class A share, (iii) inventory, linefill and long-term inventory, (iv) property and equipment, (v) acquisitions, (vi) goodwill, (vii) investments in unconsolidated entities, (viii) intangible assets, (ix) derivatives and risk management activities, (x) leases, (xi) income taxes, (xii) equity-indexed compensation and (xiii) legal and environmental matters.

Recent Accounting Pronouncements

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This guidance requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers, as if it had originated the contracts. The guidance is effective prospectively for interim and annual periods beginning after December 15, 2022, with early adoption permitted. We adopted this guidance as of January 1, 2023, and do not anticipate that our adoption will have a material impact on our financial position, results of operations or cash flows.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This guidance was effective prospectively upon issuance through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. We will continue to apply applicable expedients and exceptions to contract modifications through December 31, 2024, as applicable.

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

Revenues from Contracts with Customers. The following tables present our revenues from contracts with customers disaggregated by segment and type of activity (in millions):

	Year Ended December 31,
	2022	2021	2020
Crude Oil segment revenues from contracts with customers
Sales	$53,822	$39,635	$21,250
Transportation	745	484	570
Terminalling, Storage and Other	362	431	507
Total Crude Oil segment revenues from contracts with customers	$54,929	$40,550	$22,327

	Year Ended December 31,
	2022	2021	2020
NGL segment revenues from contracts with customers
Sales	$2,414	$2,292	$1,350
Transportation	30	25	29
Terminalling, Storage and Other	100	82	96
Total NGL segment revenues from contracts with customers	$2,544	$2,399	$1,475

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

Reconciliation to Total Revenues of Reportable Segments. The following disclosures only include information regarding revenues associated with consolidated entities; revenues from entities accounted for by the equity method are not included. The following tables present the reconciliation of our revenues from contracts with customers (as described above for each segment) to total revenues of reportable segments and total revenues as disclosed in our Consolidated Statements of Operations (in millions):

Year Ended December 31, 2022	Crude Oil	NGL	Total
Revenues from contracts with customers	$54,929	$2,544	$57,473
Other items in revenues	151	217	368
Total revenues of reportable segments	$55,080	$2,761	$57,841
Intersegment revenues elimination			(499)
Total revenues			$57,342

Year Ended December 31, 2021	Crude Oil	NGL	Total
Revenues from contracts with customers	$40,550	$2,399	$42,949
Other items in revenues	(80)	(431)	(511)
Total revenues of reportable segments	$40,470	$1,968	$42,438
Intersegment revenues elimination			(360)
Total revenues			$42,078

Year Ended December 31, 2020	Crude Oil	NGL	Total
Revenues from contracts with customers	$22,327	$1,475	$23,802
Other items in revenues	(128)	(115)	(243)
Total revenues of reportable segments	$22,199	$1,360	$23,559
Intersegment revenues elimination			(269)
Total revenues			$23,290

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table presents counterparty deficiencies associated with contracts with customers and buy/sell arrangements that include minimum volume commitments for which we had remaining performance obligations and the customers still had the ability to meet their obligations (in millions):

		December 31,
Counterparty Deficiencies	Financial Statement Classification	2022	2021
Billed and collected	Other current liabilities	$104	$63
Unbilled (1)	N/A	1	16
Total		$105	$79

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

Contract Balances. Our contract balances consist of amounts received associated with services or sales for which we have not yet completed the related performance obligation. The following table presents the changes in the liability balance associated with contracts with customers (in millions):

Contract Liabilities
Balance at December 31, 2020	$501
Amounts recognized as revenue (1)	(393)
Additions	33
Balance at December 31, 2021	$141
Amounts recognized as revenue	(26)
Additions (2)	145
Other	(31)
Balance at December 31, 2022	$229

(1)Includes approximately $361 million associated with crude oil sales agreements that were entered into in conjunction with storage arrangements and future inventory exchanges. Such amount was recognized as revenue in the first quarter of 2021.
(2)Includes approximately $122 million associated with a gas processing agreement that was entered into in conjunction with the purchase of an additional ownership interest in certain straddle plants. Such amount is expected to be recognized as revenue over a 50-year term. See Note 7 for additional information.

Remaining Performance Obligations. The information below includes the amount of consideration allocated to partially and wholly unsatisfied remaining performance obligations under contracts that exist as of the end of the periods and the timing of revenue recognition of those remaining performance obligations. Certain contracts meet the requirements for the presentation as remaining performance obligations. These arrangements include a fixed minimum level of service, typically a set volume of service, and do not contain any variability other than expected timing within a limited range. The following table presents the amount of consideration associated with remaining performance obligations for the population of contracts with external customers meeting the presentation requirements as of December 31, 2022 (in millions):

	2023	2024	2025	2026	2027	2028 and Thereafter
Pipeline revenues supported by minimum volume commitments and capacity agreements (1)	$329	$337	$370	$130	$94	$228
Terminalling, storage and other agreement revenues	254	195	121	94	84	704
Total	$583	$532	$491	$224	$178	$932

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

We have elected practical expedients to exclude the presentation of remaining performance obligations for variable consideration which relates to wholly unsatisfied performance obligations. Certain contracts do not meet the requirements for presentation of remaining performance obligations due to variability in amount of performance obligation remaining, variability in the timing of recognition or variability in consideration. Acreage dedications require us to perform future services but do not contain a minimum level of services and are therefore excluded from this presentation. Long-term merchant arrangements contain variable timing, volumes and/or consideration and are excluded from this presentation. The duration of these contracts varies across the periods presented above.

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

Accounts receivable from the sale of crude oil are generally settled with counterparties on the industry settlement date, which is typically in the month following the month in which the title transfers. Otherwise, we generally invoice customers within 30 days of when the products or services were provided and generally require payment within 30 days of the invoice date. We review all outstanding accounts receivable balances on a monthly basis and record our receivables net of expected credit losses. We do not write-off accounts receivable balances until we have exhausted substantially all collection efforts. At December 31, 2022 and 2021, substantially all of our trade accounts receivable were less than 30 days past their invoice date. Our expected credit losses are immaterial. Although we consider our credit procedures to be adequate to mitigate any significant credit losses, the actual amount of current and future credit losses could vary significantly from estimated amounts.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of trade accounts receivable from revenues from contracts with customers to total Trade accounts receivable and other receivables, net as presented on our Consolidated Balance Sheets (in millions):

	December 31,
	2022	2021
Trade accounts receivable arising from revenues from contracts with customers	$4,141	$4,031
Other trade accounts receivables and other receivables (1)	7,216	5,126
Impact due to contractual rights of offset with counterparties	(7,450)	(4,452)
Trade accounts receivable and other receivables, net	$3,907	$4,705

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

Diluted net income/(loss) per Class A share is determined by dividing net income/(loss) attributable to PAGP by the diluted weighted average number of Class A shares outstanding during the period. For purposes of calculating diluted net income/(loss) per Class A share, both the net income/(loss) attributable to PAGP and the diluted weighted average number of Class A shares outstanding consider the impact of possible future (i) exchanges of AAP units and the associated Class B shares into our Class A shares and (ii) conversions of vested Class B units of AAP (referred to herein as “AAP Management Units”) into AAP units and the subsequent exchange of those AAP units for our Class A shares. In addition, the calculation of the diluted weighted average number of Class A shares outstanding considers the effect of potentially dilutive awards under the Plains GP Holdings, L.P. Long-Term Incentive Plan (the “PAGP LTIP”).

All AAP Management Units have satisfied the applicable performance conditions and are considered potentially dilutive. Exchanges of potentially dilutive AAP units and AAP Management Units are assumed to have occurred at the beginning of the period and the incremental income attributable to PAGP resulting from the assumed exchanges is representative of the incremental income that would have been attributable to PAGP if the assumed exchanges occurred on that date. See Note 12 for information regarding exchanges of AAP units and AAP Management Units. PAGP LTIP awards that are deemed to be dilutive are reduced by a hypothetical share repurchase based on the remaining unamortized fair value, as prescribed by the treasury stock method in guidance issued by the FASB. See Note 18 for information regarding PAGP LTIP awards.

On a weighted-average basis, for the years ended December 31, 2022 and 2021, the possible exchange of 47 million and 50 million AAP units, respectively, would not have had a dilutive effect on basic net income per Class A share. The possible exchange of less than 1 million AAP Management Units for each of the years ended December 31, 2022 and 2021 and 1 million AAP Management Units for the year ended December 31, 2020 would not have had a dilutive effect on basic net income/(loss) per Class A share on a weighted-average basis. For the year ended December 31, 2020, our PAGP LTIP awards were antidilutive. For the years ended December 31, 2022 and 2021, our PAGP LTIP awards were dilutive; however, this did not change the presentation of diluted weighted average Class A shares outstanding or diluted net income per Class A share.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the computation of basic and diluted net income/(loss) per Class A share (in millions, except per share data):

	Year Ended December 31,
	2022	2021	2020
Basic Net Income/(Loss) per Class A Share
Net income/(loss) attributable to PAGP	$168	$60	$(568)
Basic weighted average Class A shares outstanding	194	194	186

Basic net income/(loss) per Class A share	$0.86	$0.31	$(3.06)

Diluted Net Income/(Loss) per Class A Share
Net income/(loss) attributable to PAGP	$168	$60	$(568)
Incremental net income/(loss) attributable to PAGP resulting from assumed exchange of AAP units	—	—	(189)
Net income/(loss) attributable to PAGP including incremental net income/(loss) from assumed exchange of AAP units	$168	$60	$(757)

Basic weighted average Class A shares outstanding	194	194	186
Dilutive shares resulting from assumed exchange of AAP units	—	—	60
Diluted weighted average Class A shares outstanding	194	194	246

Diluted net income/(loss) per Class A share	$0.86	$0.31	$(3.07)

Note 5—Inventory, Linefill and Long-term Inventory

Inventory, including long-term inventory, primarily consists of crude oil and NGL in pipelines, storage facilities and railcars that are valued at the lower of cost or net realizable value, with cost determined using an average cost method within specific inventory pools. At the end of each reporting period, we assess the carrying value of our inventory and make any adjustments necessary to reduce the carrying value to the applicable net realizable value. Any resulting adjustments are a component of “Purchases and related costs” on our accompanying Consolidated Statements of Operations. No adjustments were recorded during the years ended December 31, 2022 or 2021. During the year ended December 31, 2020, we recorded charges of $233 million (of which $40 million was associated with our long-term inventory) related to the write down of our crude oil and NGL inventory due to declines in prices. A portion of these inventory valuation adjustments was offset by the recognition of gains on derivative instruments being utilized to hedge future sales of our crude oil and NGL inventory. Such gains were recorded to “Product sales revenues” in our accompanying Consolidated Statements of Operations. See Note 13 for discussion of our derivative and risk management activities.

Linefill in assets we own is recorded at historical cost and consists of crude oil and NGL. We classify as linefill (i) our proportionate share of barrels used to fill a pipeline that we own such that when an incremental barrel is pumped into or enters a pipeline it forces product out at another location and (ii) barrels that represent the minimum working requirements in tanks and caverns that we own. Linefill carrying amounts are reviewed for impairment in accordance with FASB guidance with respect to accounting for the impairment or disposal of long-lived assets. Carrying amounts that are not expected to be recoverable through future cash flows are written down to estimated fair value. See Note 6 for further discussion regarding impairment of long-lived assets. During 2022, 2021 and 2020, we did not recognize any material impairments of linefill.

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Inventory, linefill and long-term inventory consisted of the following (barrels in thousands and carrying value in millions):

	December 31, 2022				December 31, 2021
	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)
Inventory
Crude oil	6,713	barrels	$452	$67.33	8,041	barrels	$544	$67.65
NGL	7,285	barrels	270	$37.06	6,982	barrels	234	$33.51
Other	N/A		7	N/A	N/A		5	N/A
Inventory subtotal			729				783

Linefill
Crude oil	15,480	barrels	906	$58.53	15,199	barrels	862	$56.71
NGL	1,876	barrels	55	$29.32	1,633	barrels	45	$27.56
Linefill subtotal			961				907

Long-term inventory
Crude oil	3,102	barrels	246	$79.30	2,973	barrels	209	$70.30
NGL	1,066	barrels	38	$35.65	1,135	barrels	44	$38.77
Long-term inventory subtotal			284				253

Total			$1,974				$1,943

(1)Price per unit of measure is comprised of a weighted average associated with various grades, qualities and locations. Accordingly, these prices may not coincide with any published benchmarks for such products.

Note 6—Property and Equipment

In accordance with our capitalization policy, expenditures made to expand the existing operating and/or earnings capacity of our assets are capitalized, as are certain costs directly related to the construction of such assets, including related internal labor costs, engineering costs and interest costs. We also capitalize expenditures for the replacement and/or refurbishment of partially or fully depreciated assets in order to maintain the operating and/or earnings capacity of our existing assets. Repair and maintenance expenditures incurred in order to maintain the day to day operation of our existing assets are expensed as incurred.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Property and equipment, net is stated at cost and consisted of the following (in millions):

	Estimated Useful Lives (Years)	December 31,
		2022	2021
Pipelines and related facilities (1)	10 - 50	$13,678	$12,800
Storage, terminal and rail facilities	10 - 50	5,067	5,100
Trucking equipment and other	2 - 15	471	502
Construction in progress	N/A	201	248
Office property and equipment	2 - 50	312	312
Land and other	N/A	326	330
Property and equipment, gross		20,055	19,292
Accumulated depreciation		(4,802)	(4,383)
Property and equipment, net		$15,253	$14,909

(1)We include rights-of-way, which are intangible assets, in our Pipelines and related facilities amounts within property and equipment.

We calculate our depreciation using the straight-line method, based on estimated useful lives and salvage values of our assets. Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $710 million, $655 million and $566 million, respectively.

As of December 31, 2022, 2021 and 2020, we incurred liabilities of $46 million, $48 million and $51 million, respectively, for construction in progress that had not been paid.

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
During the third quarter of 2022, we temporarily ceased service on a crude oil pipeline in California as a precautionary measure following a routine inspection and initiated a program of additional tests and inspections. After assessing the results of such tests and the changing operating conditions of our California assets, we determined that we had a triggering event due to the effect on future cash flows for certain of our assets that required us to assess the recoverability of our carrying value of our California crude oil assets (which includes the temporarily idled pipeline) reported in our Crude Oil segment. As a result of our impairment review, we wrote off the portion of the carrying amount of these long-lived assets that exceeded their fair value. We recognized a non-cash loss of approximately $330 million, which amount is reflected in “(Gains)/losses on asset sales and asset impairments, net” on our Consolidated Statement of Operations. Our estimated fair values (which we consider a Level 3 measurement in the fair value hierarchy) were based upon a discounted cash flow approach utilizing various assumptions and the application of a discount rate of approximately 15%, which represents our estimate of the cost of capital of a theoretical market participant for the asset group. Such assumptions included (but were not limited to) (i) future commodity volumes (consistent with historical information and estimates of future drilling and completion activity), (ii) tariff rates, (iii) estimated fixed and variable costs, (iv) the length of time the assets operate and (v) the amount for which assets in the asset group could be sold.

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

Of our 2020 impairment losses, approximately $415 million was associated with certain pipeline assets in our Crude Oil segment located in the Mid-Continent region. The macroeconomic and geopolitical conditions that occurred in 2020, including the collapse of oil prices driven by both the decrease in demand caused by the COVID-19 pandemic and excess supply, as well as changing market conditions and expected lower crude oil production in certain regions, resulted in expected decreases in future cash flows for certain of our assets, which was a triggering event that required us to assess the recoverability of our carrying value of such long-lived assets. As a result of our impairment review, we wrote off the portion of the carrying amount of these long-lived assets that exceeded their fair value. Our estimated fair values (which we consider a Level 3 measurement in the fair value hierarchy) were based upon a discounted cash flow approach utilizing various assumptions and the application of a discount rate of approximately 14%, which represents our estimate of the cost of capital of a theoretical market participant. Such assumptions included (but were not limited to) (i) future commodity volumes (consistent with historical information and estimates of future drilling and completion activity), (ii) tariff rates, (iii) future commodity prices (based on relevant indices and applicable quality and location differentials), and (iv) estimated fixed and variable costs.

The remaining 2020 impairment losses were associated with idled or underutilized assets, primarily in our Crude Oil segment, including certain pipelines located in the Western region and other long-lived assets, for which it has been determined that it is unlikely that opportunities will exist in the future to recover our investment in these assets. We wrote off substantially all of the carrying value of these assets.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 7—Acquisitions, Divestitures and Other Transactions

Acquisitions

Cactus II

In November 2022, we and Enbridge Inc. (“Enbridge”) purchased Western Midstream Partners, LP (“WES”)’s 15% interest in Cactus II Pipeline, LLC (“Cactus II”) for an aggregate amount of $265 million. Enbridge acquired 10% and we acquired 5% of Cactus II, with each paying a proportionate share ($177 million and $88 million, respectively) of the aggregate purchase price. We and Enbridge are now the sole owners of Cactus II, with 70% and 30% respective ownership interests. We will continue to serve as operator. We previously accounted for our 65% interest in Cactus II as an equity method investment. In addition to the change in ownership, there were changes in governance which led to a change in control. We now control Cactus II and reflect Cactus II as a consolidated subsidiary in our Consolidated Financial Statements, with Enbridge’s 30% interest reflected as a noncontrolling interest.

The acquisition was accounted for as a business combination achieved in stages, or a “step acquisition”, using the acquisition method of accounting. As the majority owner and the controlling entity, we are considered the acquirer and the Cactus II predecessor business was recorded based on the fair value of the assets acquired and liabilities assumed, with Enbridge’s 30% interest in Cactus II of $526 million recognized as noncontrolling interest in partners’ capital.

As a result of us obtaining control over Cactus II, our previously held 65% interest in Cactus II was remeasured to its fair value of $1.140 billion based upon a valuation of the acquired business, as of the date of acquisition. We considered multiple factors in determining the fair value of the previously held equity method investment, including, (i) the price negotiated with WES for its 15% interest in Cactus II and (ii) a discounted cash flow approach. The discounted cash flow approach utilized a discount rate of 13.8%, based on the estimate of the risk that a theoretical market participant would assign to the business. Prior to the acquisition, we had a preexisting relationship with Cactus II, through one of our consolidated joint ventures, for certain capacity lease agreements. The portion of the fair value of Cactus II associated with these agreements is eliminated in consolidation. Accounting for such impact, the remeasurement of our investment in Cactus II to fair value resulted in a gain of $370 million. This gain has been recognized in the line item “Gains (losses) on/(impairment of) investments in unconsolidated entities, net” on our Consolidated Statement of Operations

In accordance with applicable accounting guidance, the fair value of Cactus II following the acquisition is utilized as the consideration transferred for the purchase price allocation. The consideration transferred of $1.556 billion excludes the value associated with the capacity lease agreements described above as such value is eliminated for our Consolidated Financial Statements.

The determination of the fair value of the assets acquired and liabilities assumed was estimated in accordance with the applicable accounting guidance. The analysis was performed based on estimates that are reflective of market participant assumptions. The following table reflects our determination of the fair value of those assets and liabilities (in millions):

Identifiable Assets Acquired and Liabilities Assumed:	Estimated Useful Lives (in years)	Recognized Amount
Property and equipment	3-50	$1,174
Intangible assets	20	428
Working capital and other assets and liabilities	N/A	(46)
		$1,556

The fair value of the tangible assets is a Level 3 measurement in the fair value hierarchy and was determined using a market approach for rights-of-way and a cost approach for other tangible assets, which were based on costs incurred on similar recent construction projects. The fair value of the intangible assets is also a Level 3 measurement in the fair value hierarchy and was determined by applying a discounted cash flow approach. Such approach utilized a discount rate of approximately 18%, based on our estimate of the risk that a theoretical market participant would assign to the respective intangible assets. The projection of future crude oil volumes transported and the estimated tariff rates for transportation were also key assumptions in the valuation of the intangible assets. Projected future volumes and estimated tariff rates were based on current contracts in place with assumptions for forecasted rate increases and contract renewals.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The fair value of intangible assets is comprised of customer relationships that will be amortized over their useful lives, which have a remaining weighted average life of approximately 20 years. The value assigned to such intangible assets will be amortized to earnings under the declining balance method of amortization. Amortization expense was approximately $13 million during the year ended December 31, 2022, and the future amortization expense through 2027 is estimated as follows (in millions):

2023	$61
2024	$51
2025	$47
2026	$32
2027	$32

Pro forma financial information assuming the step acquisition had occurred as of the beginning of the calendar year prior to the year of the step acquisition, as well as the revenues and earnings generated during the period since the step acquisition date, were not material for disclosure purposes.

Other Acquisitions

During the year ended December 31, 2022, we also completed the following acquisitions:

•the acquisition in July 2022 of the remaining 50% interest in Advantage Pipeline Holdings LLC (“Advantage”) for $74 million, including cash paid for working capital. As a result of this transaction, we now own 100% of Advantage and its subsidiaries and such entities are reflected as consolidated subsidiaries in our Consolidated Financial Statements.

•the acquisition in October 2022 of an additional ownership interest in certain straddle plants included in our NGL segment in a non-cash transaction whereby we agreed to provide processing capacity over a 50-year term at specified terms and conditions. This transaction was accounted for as an asset acquisition. The fair value of the straddle plant assets acquired and liabilities assumed was approximately $122 million, and we recognized an equally offsetting contract liability that will be amortized on a straight-line basis into “Services revenue” over the 50-year term of the agreement.

In February 2020, we acquired Felix Midstream LLC, now known as FM Gathering LLC (“FM Gathering”) from Felix Energy Holdings II, LLC for approximately $300 million, net of working capital and other adjustments. FM Gathering owns and operates a newly constructed crude oil gathering system in the Delaware Basin, with associated crude oil storage and truck offloading capacity, and is supported by a long-term acreage dedication. The assets acquired are included in our Crude Oil segment. This acquisition was accounted for using the acquisition method of accounting and the determination of the fair value of the assets acquired and liabilities assumed was determined in accordance with the applicable accounting guidance. The assets acquired primarily consisted of property and equipment with a fair value of $115 million and intangible assets with a fair value of $187 million. The fair value of the tangible assets is a Level 3 measurement in the fair value hierarchy and was determined using a cost approach. The cost approach was based on costs incurred on similar recent construction projects. The fair value of the intangible assets is also a Level 3 measurement in the fair value hierarchy and was determined by applying a discounted cash flow approach. Such approach utilized discount rates varying from 18% to 19%, based on our estimate of the risk that a theoretical market participant would assign to the respective intangible assets.

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The formation of the joint venture was accounted for as a business combination using the acquisition method of accounting. As the majority owner and the controlling entity, we are considered the acquirer and the transfer of our predecessor business to the joint venture was accounted for at historical cost, while the Oryx Midstream predecessor business was recorded based on the fair value of the assets acquired and liabilities assumed. In accordance with applicable accounting guidance, the fair value of Oryx Midstream’s ownership interest in the joint venture following the formation of $3.230 billion is utilized as the consideration transferred for the purchase price allocation.

The combination of the historical cost and fair value, discussed above, resulted in net assets of the joint venture of approximately $7.529 billion upon formation. Oryx Midstream’s 35% interest in the net assets of the Permian JV was recognized as noncontrolling interest in partners’ capital. The difference between such amount and the fair value of Oryx Midstream’s assets acquired and liabilities assumed was recorded as an increase to partners’ capital attributable to our Class A shareholders and noncontrolling interests in PAA and AAP in proportion to their respective ownership interests.

The following table presents the amounts recognized in partners’ capital associated with this transaction (in millions):

Recognized Amount
Oryx Midstream’s 35% interest in the Permian JV	$2,635
Increase to partners’ capital attributable to noncontrolling interests in PAA and AAP	432
Noncontrolling interests	$3,067

Class A shareholders	163
Total partners’ capital	$3,230

The fair value of the $3.230 billion consideration is a Level 3 measurement in the fair value hierarchy and was determined by valuing both the enterprise value of Oryx Midstream’s Permian Basin business and the enterprise value of our Permian Basin assets that were contributed to the joint venture. The enterprise value of Oryx Midstream’s Permian Basin business was calculated by weighting the results of (i) a discounted cash flow approach and (ii) a guideline public company method (“GPCM”). The value of our Permian Basin assets that were contributed to the joint venture was based on a GPCM. The discounted cash flow approach utilized a discount rate of 11.75%, based on our estimate of the risk that a theoretical market participant would assign to the business. The projection of future crude volumes gathered and transported was also a key assumption in the discounted cash flow approach and was based on projected rig activity on the associated acreage. The GPCM applies market multiples to estimated earnings to derive the fair value. The GPCM values for Oryx Midstream’s Permian Basin business and for our Permian Basin assets that were contributed to the joint venture assumed market multiples ranging from 9.5 to 11.0, which were derived from assumptions of market multiples for similar businesses.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The determination of the fair value of the assets acquired and liabilities assumed was estimated in accordance with the applicable accounting guidance. The analysis was performed based on estimates that are reflective of market participant assumptions. The following table reflects our determination of the fair value of those assets and liabilities (in millions):

Identifiable Assets Acquired and Liabilities Assumed	Estimated Useful Lives (in years)	Recognized Amount
Property and equipment	3-30	$1,886
Intangible assets	20	1,247
Investment in unconsolidated entities	N/A	103
Working capital and other assets and liabilities	N/A	(6)
		$3,230

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

The fair value of intangible assets is comprised of customer relationships that will be amortized over their useful lives, which have a remaining weighted average life of approximately 20 years. The value assigned to such intangible assets will be amortized to earnings under the declining balance method of amortization. Amortization expense was approximately $142 million and $28 million during the years ended December 31, 2022 and 2021, respectively, and the future amortization expense through 2026 is estimated as follows (in millions):

2023	$138
2024	$127
2025	$117
2026	$106

During the year ended December 31, 2021, we incurred approximately $17 million of transaction-related costs associated with the joint venture formation transaction. Such costs are reflected as a component of “General and administrative expenses” on our Consolidated Statements of Operations.

Distributions of available cash from the Permian JV to PAA and Oryx Midstream are subject to a tiered modified sharing arrangement (“MSA”) for up to ten years. Pursuant to the terms of the governing documents for the Permian JV, the MSA will terminate in October 2031, or sooner if Oryx Midstream exercises its right to terminate the MSA at any time by delivery of written notice to PAA. Upon termination of the MSA, monthly distributions of available cash will be paid 65% to PAA and 35% to Oryx. Through the third quarter of 2022, the Permian JV made quarterly distributions, but starting in December 2022, the Permian JV began making monthly distributions to the members after renegotiation of the MSA.

Under the MSA, distributions will be allocated as follows (in millions):

	Available Cash	Distributions Percentages
Tier	Annualized	PAA	Oryx
1	Up to $300	50%	50%
2	$300 - $428	100%	—%
3	$428 - $815	65%	35%
4	$815 and above	70%	30%

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

Divestitures

During the year ended December 31, 2022, we sold certain non-core assets for total proceeds of $60 million. The assets sold primarily consisted of land and related assets in Long Beach, California, as well as Line 901 and the Sisquoc to Pentland portion of Line 903. These assets were previously reported in our Crude Oil segment. We recognized gains of $61 million related to these asset sales, a portion of which relates to the transfer of an asset retirement obligation to the purchaser. Such amounts are included in “(Gains)/losses on asset sales and asset impairments, net” on our Consolidated Statement of Operations.

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

We recognized a loss related to these asset sales of $178 million, including non-cash impairments recognized upon classification to assets held for sale, for the year ended December 31, 2020. Such amount is included in “(Gains)/losses on asset sales and asset impairments, net” on our Consolidated Statement of Operations.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Assets Held for Sale

In December 2022, we entered into a definitive agreement to sell our 21% non-operated/undivided joint interest in the Keyera Fort Saskatchewan facility to Keyera Corporation for approximately CAD$365 million. As of December 31, 2022, we classified the assets related to this transaction (primarily “Property and equipment” in our NGL segment), valued at the lower of the carrying amount or fair value less costs to sell, of approximately $130 million as assets held for sale on our Consolidated Balance Sheet (in “Other current assets”). This transaction closed in February 2023.

Note 8—Goodwill

During the first quarter of 2020, we recorded impairment losses of $2.515 billion related to goodwill. Our market capitalization declined significantly during the first quarter driven by macroeconomic and geopolitical conditions that occurred in 2020, including the collapse of oil prices driven by both the decrease in demand caused by the COVID-19 pandemic and excess supply, as well as changing market conditions and expected lower crude oil production in certain regions, that resulted in expected decreases in future cash flows for certain of our assets, which we concluded was a triggering event that required us to perform a quantitative impairment test as of March 31, 2020, utilizing a discounted cash flow approach. We applied a discount rate of approximately 14% in the determination of the fair value of each of our reporting units, which represented our estimate of the cost of capital of a theoretical market participant as of March 31, 2020. As a result of the impairment test, we concluded that the carrying value of each of our reporting units exceeded their respective fair values, resulting in an impairment charge for the entire goodwill balance for each reporting unit.

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

Our investments in unconsolidated entities consisted of the following (in millions, except percentage data):

		Ownership Interest at December 31, 2022	Investment Balance December 31,

Entity (1)	Type of Operation		2022	2021
BridgeTex Pipeline Company, LLC (“BridgeTex”)	Crude Oil Pipeline	20%	$403	$406
Cactus II (2)	Crude Oil Pipeline	—%	—	737
Capline Pipeline Company LLC	Crude Oil Pipeline	54%	539	531
Diamond Pipeline LLC (“Diamond”)	Crude Oil Pipeline	50%	460	464
Eagle Ford Pipeline LLC (“Eagle Ford Pipeline”)	Crude Oil Pipeline	50%	371	363
Eagle Ford Terminals Corpus Christi LLC (“Eagle Ford Terminals”)	Crude Oil Terminal and Dock	50%	118	120
OMOG JV LLC (“OMOG”) (3)	Crude Oil Pipeline	57%	211	102
Saddlehorn	Crude Oil Pipeline	30%	197	209
White Cliffs Pipeline, LLC	Crude Oil Pipeline	36%	150	171
Wink to Webster Pipeline LLC (“W2W Pipeline”) (4)	Crude Oil Pipeline	16%	357	345
Other investments (5)			278	357
Total Investments in Unconsolidated Entities			$3,084	$3,805

(1)The financial results from these entities are reported in our Crude Oil segment.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(2)In November 2022, we acquired an additional 5% interest in Cactus II which, combined with changes in governance, resulted in our obtaining control of the entity. We now reflect Cactus II as a consolidated subsidiary in our Consolidated Financial Statements. See Note 7 for additional information.
(3)In November 2022, we acquired an additional interest in OMOG. Although we own greater than 50% of OMOG, we use the equity method to account for the investment because the joint venture partner still retains substantive participating rights.
(4)Although we own less than 20% of W2W Pipeline, we use the equity method to account for the investment because we believe we have significant influence over the financial and operating decisions of the company.
(5)In July 2022, we acquired the remaining 50% interest in Advantage. Prior to the acquisition, our 50% interest in Advantage was accounted for as an equity method investment. See Note 7 for additional information.

Acquisitions

During the fourth quarter of 2022, through a non-monetary transaction, we acquired an additional interest in OMOG in exchange for the contribution of portions of two pipeline systems. Subsequent to the transaction, our ownership interest in OMOG increased to 57% from 40%. We continue to account for OMOG as an equity method investment. The transaction resulted in a loss of approximately $25 million, which represents the difference between the fair value and historical book value of the assets contributed. This loss is reflected in “Gains (losses) on/(impairment of) investments in unconsolidated entities, net” on our Consolidated Statement of Operations.

Impairments

During the year ended December 31, 2020, we recognized losses as a result of the write-down of certain of our investments in unconsolidated entities, as discussed further below. Such amounts are reflected in “Gains (losses) on/(impairment of) investments in unconsolidated entities, net” on our Consolidated Statement of Operations.

STACK. During the third quarter of 2020, we determined that there was an other-than-temporary impairment of our investment in STACK Pipeline LLC as a result of a continued decline of drilling activity and related volumes of crude oil in its area of operation. We recognized a loss of $91 million related to the write-down of the portion of the carrying amount of our investment that exceeded its fair value. The estimated fair value (which we consider a Level 3 measurement in the fair value hierarchy) was based on a discounted cash flow approach utilizing various assumptions and the application of a discount rate of approximately 14%, which represented our estimate of the cost of capital of a theoretical market participant. Such assumptions included (but were not limited to) (i) volumes (consistent with historical information and estimates of future drilling and completion activity), (ii) tariff rates, (iii) future commodity prices (based on relevant indices and applicable quality and location differentials), and (iv) estimated fixed and variable costs.

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

Divestitures

Saddlehorn. In February 2020, we sold a 10% ownership interest in Saddlehorn for proceeds of approximately $78 million. We recorded a gain of approximately $21 million related to this sale, which is included in “Gains (losses) on/(impairment of) investments in unconsolidated entities, net” on our Consolidated Statement of Operations. We continue to account for our remaining 30% interest in Saddlehorn under the equity method of accounting.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

Contributions

We generally fund our portion of development, construction or capital investment projects of our equity method investees through capital contributions. During the years ended December 31, 2022, 2021 and 2020, we made cash contributions of $13 million, $82 million and $445 million, respectively, to certain of our equity method investees. We capitalize interest costs associated with contributions to unconsolidated entities for projects under development and construction. Our contributions to these entities (including capitalized interest costs) increase the carrying value of our investments and are reflected in our Consolidated Statements of Cash Flows as cash used in investing activities.

Basis Differences

Our investments in unconsolidated entities exceeded our share of the underlying equity in the net assets of such entities by $204 million and $223 million at December 31, 2022 and 2021, respectively. Such basis differences are included in the carrying values of our investments on our Consolidated Balance Sheets. The portion of the basis differences attributable to depreciable or amortizable assets is amortized on a straight-line basis over the estimated useful life of the related assets, which reduces “Equity earnings in unconsolidated entities” on our Consolidated Statements of Operations. The portion of the basis differences attributable to goodwill is not amortized. The majority of the basis difference at both December 31, 2022 and 2021 was attributable to goodwill related to our ownership interest in BridgeTex and Capline LLC with the remaining basis difference primarily related to capitalized interest incurred during construction of the assets of our unconsolidated entities.

Summarized Financial Information of Unconsolidated Entities

Combined summarized financial information for all of our unconsolidated entities is shown in the tables below (in millions). None of our unconsolidated entities have noncontrolling interests.

	December 31,
	2022	2021
Current assets	$471	$509
Noncurrent assets	$7,579	$8,879
Current liabilities	$252	$366
Noncurrent liabilities	$8	$15

	Year Ended December 31,
	2022	2021	2020
Revenues	$1,726	$1,320	$1,360
Operating income	$1,004	$505	$828
Net income	$1,011	$506	$826

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 10—Intangible Assets, Net

Intangible assets, net of accumulated amortization, consisted of the following (in millions):

		December 31, 2022			December 31, 2021
	Estimated Useful Lives (Years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer contracts and relationships (1)	1 – 29	$2,817	$(695)	$2,122	$2,445	$(510)	$1,935
Other agreements	1 – 70	35	(12)	23	36	(11)	25
Intangible assets (2)		$2,852	$(707)	$2,145	$2,481	$(521)	$1,960

(1)The increase in intangible assets related to Customer contracts and relationships in 2022 is primarily associated with the assets recognized upon consolidation of Cactus II. See Note 7 for additional information.
(2)We include rights-of-way, which are intangible assets, in our pipeline and related facilities amounts within property and equipment. See Note 6 for a discussion of property and equipment.

Intangible assets that have finite lives are tested for impairment when events or circumstances indicate that the carrying value may not be recoverable. We did not recognize any impairments of finite-lived intangible assets during the three years ended December 31, 2022.

The majority of our finite-lived intangible assets are amortized under the declining balance method. Amortization expense for finite-lived intangible assets for the years ended December 31, 2022, 2021 and 2020 was $254 million, $122 million and $90 million, respectively. We estimate that our amortization expense related to finite-lived intangible assets for the next five years will be as follows (in millions):

2023	$296
2024	$266
2025	$241
2026	$207
2027	$186

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 11—Debt

Debt consisted of the following (in millions):

	December 31, 2022	December 31, 2021
SHORT-TERM DEBT
PAA senior notes:
3.65% senior notes due June 2022	$—	$750
2.85% senior notes due January 2023	400	—
3.85% senior notes due October 2023	700	—
Other	59	72
Total short-term debt	1,159	822

LONG-TERM DEBT
PAA senior notes:
2.85% senior notes due January 2023	—	400
3.85% senior notes due October 2023	—	700
3.60% senior notes due November 2024	750	750
4.65% senior notes due October 2025	1,000	1,000
4.50% senior notes due December 2026	750	750
3.55% senior notes due December 2029	1,000	1,000
3.80% senior notes due September 2030	750	750
6.70% senior notes due May 2036	250	250
6.65% senior notes due January 2037	600	600
5.15% senior notes due June 2042	499	499
4.30% senior notes due January 2043	348	348
4.70% senior notes due June 2044	687	687
4.90% senior notes due February 2045	649	649
Unamortized discounts and debt issuance costs	(46)	(54)
PAA senior notes, net of unamortized discounts and debt issuance costs	7,237	8,329
Other long-term debt:
Other	50	69
Total long-term debt	7,287	8,398
Total debt (1)	$8,446	$9,220

(1)PAA’s fixed-rate senior notes had a face value of approximately $8.4 billion and $9.1 billion at December 31, 2022 and 2021, respectively. We estimated the aggregate fair value of these notes to be approximately $7.6 billion and $9.9 billion at December 31, 2022 and 2021, respectively. PAA’s fixed-rate senior notes are traded among institutions, and these trades are routinely published by a reporting service. Our determination of fair value is based on reported trading activity near the end of the reporting period. We estimate that the carrying value of outstanding borrowings under PAA’s credit facilities and commercial paper program approximates fair value as interest rates reflect current market rates. The fair value estimates for the PAA senior notes, credit facilities and commercial paper program are based upon observable market data and are classified in Level 2 of the fair value hierarchy.

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

Credit Agreements

PAA senior secured hedged inventory facility. PAA has a credit agreement that provides for a senior secured hedged inventory facility with a committed borrowing capacity of $1.35 billion. Subject to obtaining additional or increased lender commitments and other terms and conditions, the committed capacity of the facility may be increased to $1.9 billion. The credit agreement provides for the issuance of letters of credit of up to $400 million. Proceeds from the facility are primarily used to finance purchased or stored hedged inventory, including NYMEX and ICE margin deposits. Such obligations under the committed facility are secured by the financed inventory and the associated accounts receivable and are repaid from the proceeds of the sale of the financed inventory. Borrowings accrue interest based, at our election, on certain floating rate indices as defined in the credit agreement, in each case plus a margin based on our credit rating at the applicable time. The amended credit agreement also provides for one or more one-year extensions, subject to applicable approval and other terms and conditions. In August 2022, we amended this agreement to, among other things, extend the maturity date of the facility to August 2025 for each existing lender.

PAA senior unsecured revolving credit facility. PAA has a credit agreement that provides for a senior unsecured revolving credit facility with a committed borrowing capacity of $1.35 billion, of which $400 million is available for the issuance of letters of credit. Subject to obtaining additional or increased lender commitments and other terms and conditions, the committed capacity may be increased to $2.1 billion. Borrowings accrue interest based, at our election, on certain floating rate indices as defined in the credit agreement, in each case plus a margin based on our credit rating at the applicable time. The credit agreement provides for one or more one-year extensions, subject to applicable approval and other terms and conditions. In August 2022, we amended this agreement to, among other things, extend the maturity date of the facility to August 2027 for each existing lender.

PAA GO Zone term loans.  In August 2021, in connection with the sale of the Southern Pines natural gas storage facility, we repaid $200 million of term loans (the “Go Zone term loans”) that were initially assumed in connection with our acquisition of that facility. See Note 7 for additional information.

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

PAA Senior Notes Issuances. The table below summarizes PAA’s issuances of senior unsecured notes during the three years ended December 31, 2022 (in millions):

Year	Description	Maturity	Face Value	Interest Payment Dates
2020	3.80% Senior Notes issued at 99.794% of face value	September 2030	$750	March 15 and September 15

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
PAA Senior Notes Repayments. During the three years ended December 31, 2022, PAA repaid the following senior unsecured notes in full (in millions):

Year	Description	Repayment Date
2022	$750 million 3.65% Senior Notes due June 2022	March 2022	(1)

2020	$600 million 5.00% Senior Notes due February 2021	November 2020	(2)

(1)PAA repaid these senior notes with cash on hand and borrowings under our commercial paper program.
(2)These senior notes were repaid with proceeds from PAA’s 3.80% senior notes issued in June 2020 and cash on hand.

On January 31, 2023, PAA redeemed its 2.85%, $400 million senior notes. PAA utilized a combination of cash on hand and borrowings under its commercial paper program to repay these senior notes.

Maturities

The weighted average maturity of PAA’s senior notes outstanding at December 31, 2022 was approximately 9 years. The following table presents the aggregate contractually scheduled maturities of such senior notes for the next five years and thereafter. The amounts presented exclude unamortized discounts and debt issuance costs.

Calendar Year	Payment (in millions)
2023	$1,100
2024	$750
2025	$1,000
2026	$750
2027	$—
Thereafter	$4,783

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
A default under PAA’s credit agreements or indentures would permit the lenders to accelerate the maturity of the outstanding debt. As long as PAA is in compliance with the provisions contained in its credit agreements, PAA’s ability to make distributions of available cash is not restricted. As of December 31, 2022, PAA was in compliance with the covenants contained in its credit agreements and indentures.

Borrowings and Repayments

Total borrowings under PAA’s credit facilities and commercial paper program for the years ended December 31, 2022, 2021 and 2020 were approximately $25.0 billion, $32.5 billion and $29.3 billion, respectively. Total repayments under PAA’s credit facilities and commercial paper program were approximately $25.0 billion, $33.2 billion and $29.0 billion for the years ended December 31, 2022, 2021 and 2020, respectively. The variance in total gross borrowings and repayments is impacted by various business and financial factors including, but not limited to, the timing, average term and method of general partnership borrowing activities.

Letters of Credit

In connection with our merchant activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil and NGL. These letters of credit are issued under PAA’s senior unsecured revolving credit facility and senior secured hedged inventory facility, and our liabilities with respect to these purchase obligations are recorded in accounts payable on our balance sheet in the month the crude oil or NGL is purchased. Generally, these letters of credit are issued for periods of up to seventy days and are terminated upon completion of each transaction. Additionally, we issue letters of credit to support insurance programs, derivative transactions, including hedging-related margin obligations, and construction activities. At December 31, 2022 and 2021, we had outstanding letters of credit of $102 million and $98 million, respectively.

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Exchange and Redemption Rights

Holders of AAP units and their permitted transferees each have the right to exchange all or a portion of their AAP units for Class A shares at an exchange ratio of one Class A share for each AAP unit exchanged (referred to herein as their “Exchange Right”). This Exchange Right may be exercised only if, simultaneously therewith, an equal number of our Class B shares and general partner units (if any) are transferred by the exercising party to us. Additionally, a holder of vested AAP Management Units is entitled to convert his or her AAP Management Units into AAP units and a like number of our Class B shares based on a conversion ratio of approximately 0.941 AAP units for each AAP Management Unit. Following any such conversion, the holder will have the Exchange Right for our Class A shares. Holders of AAP Management Units who convert such units into AAP units and Class B shares will not receive general partner units and thus will not need to include any general partner units in a transfer or the exercise of their Exchange Right. See Note 15 for information regarding the recognition of deferred tax assets associated the transfer of ownership resulting from Exchange Right exercises.

Additionally, subject to certain limitations, a holder of AAP units (other than us) has the right (a “Redemption Right”) to cause AAP to redeem any or all of such holder’s AAP units in exchange for the distribution of an equivalent number of PAA common units held by AAP (“AAP Unit Redemption”). In connection with any AAP Unit Redemption, the redeeming holder will transfer the AAP units to AAP and a corresponding number of our Class B shares and general partner units (if any), in each case, to us. The AAP units transferred to AAP will be canceled, the Class B shares transferred to us will be canceled and any general partner units transferred to us will remain outstanding and increase our ownership percentage in our general partner. Additionally, we will issue a corresponding number of Class C shares to PAA.

Shares Outstanding

The following table presents the activity for our Class A shares, Class B shares and Class C shares:

	Class A Shares	Class B Shares	Class C Shares
Outstanding at December 31, 2019	182,138,592	65,785,702	549,538,139
Conversion of AAP Management Units	—	595,117	—
Exchange Right exercises	11,858,457	(11,858,457)	—
Redemption Right exercises	—	(3,882,170)	3,882,170
Repurchase and cancellation of common units by a subsidiary under the Common Equity Repurchase Program	—	—	(6,222,748)
Other	54,387	—	520,201
Outstanding at December 31, 2020	194,051,436	50,640,192	547,717,762
Conversion of AAP Management Units	—	414,608	—
Exchange Right exercises	122,795	(122,795)	—
Redemption Right exercises	—	(4,286,491)	4,286,491
Repurchase and cancellation of common units by a subsidiary under the Common Equity Repurchase Program	—	—	(18,061,583)
Other	18,546	—	654,161
Outstanding at December 31, 2021	194,192,777	46,645,514	534,596,831
Conversion of AAP Management Units	—	258,047	—
Exchange Right exercises	179,150	(179,150)	—
Redemption Right exercises	—	(518,464)	518,464
Repurchase and cancellation of common units by a subsidiary under the Common Equity Repurchase Program	—	—	(7,251,361)
Other	35,715	—	578,604
Outstanding at December 31, 2022	194,407,642	46,205,947	528,442,538

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Distributions to Our Shareholders

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

The following table details distributions paid to our Class A shareholders during the years presented (in millions, except per share data):

Year	Distributions to Class A Shareholders	Distributions per Class A Share
2022	$162	$0.8325
2021	$140	$0.7200
2020	$166	$0.9000

On January 9, 2023, we declared a cash distribution of $0.2675 per outstanding Class A share. This distribution of $52 million was paid on February 14, 2023 to shareholders of record at the close of business on January 31, 2023, for the period October 1, 2022 through December 31, 2022.

Other Comprehensive Income/(Loss)

Other comprehensive income/(loss) attributable to our Class A shareholders is comprised solely of their proportionate share of PAA’s other comprehensive income/(loss) based on our indirect ownership interest in PAA during the period.

Consolidated Subsidiaries

Noncontrolling Interests in Subsidiaries

As of December 31, 2022, noncontrolling interests in our subsidiaries consisted of (i) limited partner interests in PAA including a 69% interest in PAA’s common units and PAA’s Series A preferred units combined and 100% of PAA’s Series B preferred units, (ii) an approximate 19% limited partner interest in AAP, (iii) a 35% interest in the Permian JV, (iv) a 30% interest in Cactus II and (v) a 33% interest in Red River Pipeline Company LLC (“Red River”). The transactions resulting in the recognition of noncontrolling interests in the Permian JV and Cactus II are described below.

In November 2022, we acquired an additional 5% interest in Cactus II which, combined with changes in governance, resulted in our obtaining control of the entity. We own 70% of Cactus II and reflect the entity as a consolidated subsidiary in our Consolidated Financial Statements, with Enbridge’s 30% interest accounted for as a noncontrolling interest. This transaction resulted in the recognition of partners’ capital attributable to noncontrolling interests of approximately $526 million. See Note 7 for more details regarding this transaction.

In October 2021, we formed a joint venture, the Permian JV, with Oryx Midstream. We own 65% of the Permian JV and consolidate based on control, with Oryx Midstream’s 35% interest accounted for as a noncontrolling interest. This transaction resulted in the recognition of partners’ capital attributable to noncontrolling interests of approximately $3.1 billion and an increase to partners’ capital attributable to our Class A shareholders of $163 million. See Note 7 for more details regarding this transaction.

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2022, 2021, and 2020, PAA repurchased common units under the Program through open market purchases for a total purchase price of $74 million, $178 million and $50 million, respectively, including commissions and fees. The repurchased common units were canceled immediately upon acquisition, as were the Class C shares held by PAA associated with the repurchased common units. We did not repurchase any Class A shares under the Program during the year ended December 31, 2022. At December 31, 2022, the remaining available capacity under the Program was $198 million.

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

Subsidiary Distributions

PAA Preferred Unit Distributions. The following table details distributions paid to PAA’s preferred unitholders during the years presented (in millions, except unit data):

	Cash Distributions
Year	Series A Preferred Unitholders	Series B Preferred Unitholders
2022	$149	$49
2021	$149	$49
2020	$149	$49

On February 14, 2023, PAA paid a cash distribution of $37 million to its Series A preferred unitholders. At December 31, 2022, such amount was accrued as distributions payable in “Other current liabilities” on our Consolidated Balance Sheet. On February 15, 2023, PAA paid a cash distribution of $18 million to its Series B preferred unitholders. At December 31, 2022, approximately $9 million of accrued distributions payable to PAA’s Series B preferred unitholders was included in “Other current liabilities” on our Consolidated Balance Sheet.

PAA Common Unit Distributions. After making distributions to its outstanding preferred units, PAA distributes the remainder of its available cash within 45 days following the end of each quarter to common unitholders of record, including AAP. Available cash is generally defined as all of PAA’s cash and cash equivalents on hand at the end of each quarter, less reserves established in the discretion of its general partner for future requirements. PAA’s available cash also includes cash on hand resulting from borrowings made after the end of the quarter.

The following table details distributions paid by PAA to its common unitholders during the years presented (in millions, except per unit data):

	Distributions Paid			Distributions per common unit
Year	Public	AAP	Total
2022	$383	$201	$584	$0.8325
2021	$341	$176	$517	$0.7200
2020	$432	$223	$655	$0.9000

On January 9, 2023, PAA declared a cash distribution of $0.2675 per unit on its outstanding common units. The total distribution of $187 million was paid on February 14, 2023 to unitholders of record at the close of business on January 31, 2023, for the period from October 1, 2022 through December 31, 2022. Of this amount, approximately $65 million was paid to AAP.

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

	Distributions to AAP’s Partners
Year	Noncontrolling Interests	PAGP	Total Cash Distributions

2022	$39	$162	$201
2021	$36	$140	$176
2020	$57	$166	$223

On February 14, 2023, AAP distributed $65 million to its partners from distributions received from PAA. Of this amount, $13 million was distributed to noncontrolling interests and $52 million was distributed to us.

Consolidated Joint Venture Distributions. Pursuant to the terms of the governing documents for the Permian JV, with the exception of the initial distribution paid in the first quarter of 2022, distributions of available cash from the Permian JV are subject to a tiered modified sharing arrangement. See Note 7 for additional information. Cash available for distribution is cash on hand less the amount of cash required to fund normal operations and capital projects. Distributions from Cactus II and Red River are paid in proportion to each owners interest in the entity. The following table details distributions paid to noncontrolling interests in consolidated joint venture entities during the years presented (in millions):

	2022	2021	2020
Permian JV (1)	$273	$—	$—
Cactus II	4	—	—
Red River	21	14	10
	$298	$14	$10

(1)The initial distribution from the Permian JV was paid during the first quarter of 2022, with approximately $54 million paid to noncontrolling interests.

Contributions from Noncontrolling Interests

During the year ended December 31, 2022, we received a contribution of $26 million from noncontrolling interests in the Permian JV associated with the acquisition of the remaining 50% interest in Advantage. See Note 7 for additional information.

During the year ended December 31, 2020, we received contributions from noncontrolling interests in Red River of $12 million related to a pipeline capacity expansion.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 13—Derivatives and Risk Management Activities

We identify the risks that underlie our core business activities and use risk management strategies to mitigate those risks when we determine that there is value in doing so. We use various derivative instruments to optimize our profits while managing our exposure to commodity price risk and interest rate risk. Our commodity price risk management policies and procedures are designed to help ensure that our hedging activities address our risks by monitoring our derivative positions, as well as physical volumes, grades, locations, delivery schedules and storage capacity. Our interest rate risk management policies and procedures are designed to monitor our derivative positions and ensure that those positions are consistent with our objectives and approved strategies. Our policy is to use derivative instruments for risk management purposes and not for the purpose of speculating on changes in commodity prices or interest rates. When we apply hedge accounting, our policy is to formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives for undertaking the hedge. This process includes specific identification of the hedging instrument and the hedged transaction, the nature of the risk being hedged and how the hedging instrument’s effectiveness will be assessed. At the inception of the hedging relationship, we assess whether the derivatives employed are highly effective in offsetting changes in cash flows of anticipated hedged transactions. Throughout the hedging relationship, retrospective and prospective hedge effectiveness is assessed on a qualitative basis.

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

At December 31, 2022 and 2021, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings. Although we may be required to post margin on our exchange-traded derivatives transacted through a clearing brokerage account, as described below, we do not require our non-cleared derivative counterparties to post collateral with us.

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

In the normal course of our operations, we purchase and sell commodities. We use derivatives to manage the associated risks and to optimize profits. As of December 31, 2022, net derivative positions related to these activities included:
•A net long position of 3.9 million barrels associated with our crude oil purchases, which was unwound ratably during January 2023 to match monthly average pricing.
•A net short time spread position of 6.4 million barrels, which hedges a portion of our anticipated crude oil lease gathering purchases through December 2024.
•A net crude oil basis spread position of 2.6 million barrels at multiple locations through December 2024. These derivatives allow us to lock in grade and location basis differentials.
•A net short position of 18.4 million barrels through June 2024 related to anticipated net sales of crude oil and NGL inventory.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
We purchase natural gas for processing and operational needs. Additionally, we purchase NGL mix for fractionation and sell the resulting individual specification products (including ethane, propane, butane and condensate). In conjunction with these activities, we hedge the price risk associated with the purchase of the natural gas and the subsequent sale of the individual specification products. The following table summarizes our open derivative positions utilized to hedge the price risk associated with anticipated purchases and sales related to our natural gas processing and NGL fractionation activities as of December 31, 2022.

	Notional Volume (Short)/Long	Remaining Tenor
Natural gas purchases	47.7 Bcf	December 2024
Propane sales	(9.1) MMbls	December 2024
Butane sales	(2.1) MMbls	December 2024
Condensate sales	(0.8) MMbls	December 2024
Fuel gas requirements (1)	7.3 Bcf	December 2023
Power supply requirements (1)	0.4 TWh	December 2023

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

Our commodity derivatives are not designated in a hedging relationship for accounting purposes; as such, changes in the fair value are reported in earnings. The following table summarizes the impact of our commodity derivatives recognized in earnings (in millions):

	Year Ended December 31,
	2022	2021	2020
Product sales revenues	$179	$(710)	$(302)
Field operating costs	59	71	5
Net gain/(loss) from commodity derivative activity	$238	$(639)	$(297)

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

	December 31,
	2022	2021
Initial margin	$93	$133
Variation margin posted/(returned)	(236)	173
Letters of credit	(25)	(47)
Net broker receivable/(payable)	$(168)	$259

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

	December 31, 2022				December 31, 2021
			Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet			Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Commodity Derivatives				Commodity Derivatives
	Assets	Liabilities			Assets	Liabilities
Derivative Assets
Other current assets	$300	$(71)	$(168)	$61	$90	$(210)	$259	$139
Other long-term assets, net	9	(5)	—	4	3	—	—	3
Derivative Liabilities
Other current liabilities	2	(13)	—	(11)	4	(24)	—	(20)
Other long-term liabilities and deferred credits	—	—	—	—	3	(9)	—	(6)
Total	$311	$(89)	$(168)	$54	$100	$(243)	$259	$116

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

The following table summarizes the terms of our outstanding interest rate derivatives as of December 31, 2022 (notional amounts in millions):

Hedged Transaction	Number and Types of Derivatives Employed	Notional Amount	Expected Termination Date	Average Rate Locked	Accounting Treatment
Anticipated interest payments	8 forward starting swaps (30-year)	$200	6/15/2023	1.38%	Cash flow hedge
Anticipated interest payments	4 forward starting swaps (30-year)	$100	6/14/2024	0.74%	Cash flow hedge

As of December 31, 2022, there was a net loss of $107 million deferred in AOCI. The deferred net loss recorded in AOCI is expected to be reclassified to future earnings contemporaneously with interest expense accruals associated with underlying debt instruments. During the year ended December 31, 2022, we terminated $100 million of notional interest hedging instruments previously expected to terminate in June 2024 for proceeds of $42 million. The early termination did not result in an impact to the relationship between the hedging instrument and hedged item. We estimate that substantially all of the remaining deferred loss will be reclassified to earnings through 2054 as the underlying hedged transactions impact earnings. A portion of these amounts is based on market prices as of December 31, 2022; thus, actual amounts to be reclassified will differ and could vary materially as a result of changes in market conditions.

The following table summarizes the net unrealized gain/(loss) recognized in AOCI for derivatives (in millions):

	Year Ended December 31,
	2022	2021	2020
Interest rate derivatives, net	$94	$19	$(10)

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2022, the net fair value of our interest rate hedges, which were included in “Other current assets” and “Other long-term assets, net” on our Consolidated Balance Sheet, totaled $75 million and $45 million, respectively. At December 31, 2021, the net fair value of these hedges totaled $65 million and was included in “Other long-term assets, net.”

Preferred Distribution Rate Reset Option

A derivative feature embedded in a contract that does not meet the definition of a derivative in its entirety must be bifurcated and accounted for separately if the economic characteristics and risks of the embedded derivative are not clearly and closely related to those of the host contract. The Preferred Distribution Rate Reset Option of the PAA Series A preferred units is an embedded derivative that must be bifurcated from the related host contract, the PAA partnership agreement, and recorded at fair value on our Consolidated Balance Sheet. This embedded derivative is not designated in a hedging relationship for accounting purposes and corresponding changes in fair value are recognized in “Other income/(expense), net” in our Consolidated Statement of Operations. For the years ended December 31, 2022, 2021 and 2020 we recognized a net loss of $189 million, a net gain of $14 million and a net gain of $20 million, respectively. The fair value of the Preferred Distribution Rate Reset Option, which was included in “Other long-term liabilities and deferred credits” on our Consolidated Balance Sheets, totaled $189 million and less than $1 million at December 31, 2022 and 2021, respectively. In January 2023, PAA received notice that the Series A preferred unitholders elected the Preferred Distribution Rate Reset Option, which will be effective for the distribution paid in May 2023. See Note 12 for additional information regarding our Series A preferred units and the Preferred Distribution Rate Reset Option.

Recurring Fair Value Measurements

Derivative Financial Assets and Liabilities

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis (in millions):

	Fair Value as of December 31, 2022				Fair Value as of December 31, 2021
Recurring Fair Value Measures (1)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity derivatives	$(7)	$229	$—	$222	$(17)	$(124)	$(2)	$(143)
Interest rate derivatives	—	120	—	120	—	65	—	65
Preferred Distribution Rate Reset Option	—	—	(189)	(189)	—	—	—	—
Total net derivative asset/(liability)	$(7)	$349	$(189)	$153	$(17)	$(59)	$(2)	$(78)

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

Level 2

Level 2 of the fair value hierarchy includes exchange-cleared commodity derivatives and over-the-counter commodity and interest rate derivatives that are traded in observable markets with less volume and transaction frequency than active markets. In addition, it includes certain physical commodity contracts. The fair values of these derivatives are corroborated with market observable inputs.

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

The fair value of the Preferred Distribution Rate Reset Option of PAA’s Series A preferred units contained in PAA’s partnership agreement is based on a Monte Carlo valuation model that estimates the fair value of the Series A preferred units with and without the Preferred Distribution Rate Reset Option. This model relies on assumptions for forecasts for the ten-year U.S. Treasury rate, PAA’s common unit price, and default probabilities which impact timing estimates as to when the option will be exercised. In general, an increase in ten-year U.S. Treasury rates would increase the fair value of the feature and our liability and expense. The future impact on “Other income/(expense), net” depends on how inputs change in relation to one another.

Rollforward of Level 3 Net Asset/(Liability)

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our derivatives classified as Level 3 (in millions):

	Year Ended December 31,
	2022	2021
Beginning Balance	$(2)	$(29)
Net gains/(losses) for the period included in earnings	(189)	15
Settlements	2	12
Ending Balance	$(189)	$(2)

Change in unrealized gains/(losses) included in earnings relating to Level 3 derivatives still held at the end of the period	$(189)	$15

Note 14—Leases

Lessee

We evaluate all agreements entered into or modified that convey to us the use of property or equipment for a term to determine whether the agreement is or contains a lease. Significant judgment is required when determining whether we obtain the right to direct the use of identified property or equipment. We lease certain property and equipment under noncancelable and cancelable operating and finance leases. Our operating leases primarily relate to railcars, office space, land, vehicles, and storage tanks, and our finance leases primarily relate to tractor trailers, land, storage tanks and vehicles. One of our finance leases is for storage tanks owned by an equity method investee, in which we own a 50% interest. For leases with an initial term of greater than 12 months, we recognize a right-of-use asset and lease liability on the balance sheet. Leases with an initial term of 12 months or less are not recorded on the balance sheet. We have elected the non-lease component separation practical expedient for certain classes of assets where we are the lessee. Our lease agreements have remaining lease terms ranging from one year to approximately 58 years. When applicable, this range includes additional terms associated with leases for which we are reasonably certain to exercise the option to renew and such renewal options are recognized as part of our right-of-use assets and lease liabilities. We have renewal options for leases with terms ranging from one year to 25 years that are not recognized as part of our right-of-use assets or lease liabilities as we have determined we are not reasonably certain to exercise the option to renew.

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

The following table presents components of lease cost, including both amounts recognized in income and amounts capitalized (in millions):

	Year Ended December 31,
Lease Cost	2022	2021	2020
Operating lease cost	$91	$96	$111
Short-term lease cost	18	19	31
Other (1) (2)	15	14	8
Total lease cost	$124	$129	$150

(1)Includes finance lease costs, variable lease costs and sublease income.
(2)Includes approximately $8 million, $8 million, and $6 million for the years ended December 31, 2022, 2021 and 2020, respectively, associated with leased storage tanks owned by an equity method investee, in which we own a 50% interest.

The following table presents information related to cash flows arising from lease transactions (in millions):

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$92	$91	$108
Operating cash flows for finance leases	$6	$7	$5
Financing cash flows for finance leases	$12	$11	$19

Non-cash change in lease liabilities arising from obtaining new right-of-use assets or modifications:
Operating leases	$43	$94	$5
Finance leases (1)	$2	$1	$32

(1)Includes $25 million for the year ended December 31, 2020 associated with leased storage tanks owned by an equity method investee, in which we own a 50% interest.

Information related to the weighted-average remaining lease term and discount rate is presented in the table below:

	December 31,
	2022	2021
Weighted-average remaining lease term (in years):
Operating leases	12	11
Finance leases	9	9

Weighted-average discount rate:
Operating leases	4.3%	4.2%
Finance leases	12.3%	11.6%

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the amount and location of our operating and finance lease right-of-use assets and liabilities on our Consolidated Balance Sheets (in millions):

		December 31,
Leases	Balance Sheet Location	2022	2021
Assets
Operating lease right-of-use assets	Long-term operating lease right-of-use assets, net	$349	$393

Finance lease right-of-use assets (1)	Property and equipment	$124	$136
	Accumulated depreciation	(41)	(37)
	Property and equipment, net	$83	$99

Total lease right-of-use assets		$432	$492

Liabilities
Operating lease liabilities
Current	Other current liabilities	$71	$77
Noncurrent	Long-term operating lease liabilities	308	339
Total operating lease liabilities		$379	$416

Finance lease liabilities (1)
Current	Short-term debt	$10	$12
Noncurrent	Other long-term debt, net	50	59
Total finance lease liabilities		$60	$71

Total lease liabilities		$439	$487

(1)Includes right-of-use assets of $30 million and $33 million and lease liabilities of $35 million and $35 million as of December 31, 2022 and 2021, respectively, associated with leased storage tanks owned by an equity method investee, in which we own a 50% interest.

The following table presents the maturity of undiscounted cash flows for future minimum lease payments under noncancelable leases as of December 31, 2022 reconciled to our lease liabilities on our Consolidated Balance Sheet (amounts in millions):

	Operating	Finance (2)
Future minimum lease payments (1):
2023	$83	$16
2024	70	15
2025	59	12
2026	45	7
2027	39	6
Thereafter	231	54
Total	527	110
Less: Present value discount	(148)	(50)
Lease liabilities	$379	$60

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(1)Excludes future minimum payments for short-term and other immaterial leases not included on our Consolidated Balance Sheet.
(2)Includes payments of approximately $6 million for each of the years ending 2023 through 2027 and approximately $51 million thereafter associated with leased storage tanks owned by an equity method investee, in which we own a 50% interest.

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

The following table presents our lease revenue for the periods indicated (in millions):

	Year Ended December 31,
	2022	2021	2020
Operating lease revenue (1)	$29	$28	$19

(1)These amounts are included in “Services revenues” on our Consolidated Statements of Operations.

The table below presents the maturity of lease payments for operating lease agreements in effect as of December 31, 2022. This presentation includes minimum fixed lease payments and does not include an estimate of variable lease consideration. These agreements have remaining lease terms ranging from one year to 19 years. The following table presents the undiscounted cash flows expected to be received related to these agreements (in millions):

	2023	2024	2025	2026	2027	Thereafter
Future minimum lease revenue	$35	$27	$25	$21	$18	$168

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

Pursuant to FASB guidance related to accounting for uncertainty in income taxes, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax position and also the past administrative practices and precedents of the taxing authority. As of December 31, 2022 and 2021, we had not recognized any material amounts in connection with uncertainty in income taxes.

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

Tax Components

Components of income tax expense are as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Current income tax expense:
State income tax	$1	$2	$—
Canadian federal and provincial income tax	83	48	51
Total current income tax expense	$84	$50	$51

Deferred income tax expense/(benefit):
Federal income tax	$46	$16	$(149)
State income tax	11	23	1
Canadian federal and provincial income tax	105	23	(70)
Total deferred income tax expense/(benefit)	$162	$62	$(218)
Total income tax expense/(benefit)	$246	$112	$(167)

The difference between income tax expense based on the statutory federal income tax rate and our effective income tax expense is summarized as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Income/(loss) before tax	$1,409	$712	$(2,607)
Net (income)/loss attributable to noncontrolling interests	(995)	(540)	1,872
Income taxes attributable to noncontrolling interests	(189)	(73)	19
	$225	$99	$(716)
Federal statutory income tax rate	21%	21%	21%
Income tax expense/(benefit) at statutory rate	$47	$21	$(150)

Deferred tax rate adjustment	7	17	11
State income tax, net of federal benefit	3	1	(9)
Income taxes attributable to noncontrolling interests:
Canadian federal and provincial income tax	188	71	(19)
State income tax	1	2	—
Total income tax expense/(benefit)	$246	$112	$(167)

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

Deferred tax assets and liabilities are aggregated by the applicable tax paying entity and jurisdiction and result from the following (in millions):

	December 31,
	2022	2021
Deferred tax assets:
Investment in partnerships	$623	$729
Net operating losses	686	633
Derivative instruments	—	39
Lease liabilities	45	48
Other	16	17
Total deferred tax assets	1,370	1,466

Deferred tax liabilities:
Property and equipment in excess of tax values	(515)	(531)
Derivative instruments	(46)	—
Lease assets	(42)	(47)
Other	(3)	(3)
Total deferred tax liabilities	(606)	(581)
Net deferred tax assets	$764	$885

Balance sheet classification of deferred tax assets/(liabilities):
Deferred tax asset	$1,309	$1,362
Other long-term liabilities and deferred credits	(545)	(477)
	$764	$885

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

As of December 31, 2022, our federal and state net operating loss carryforwards for income tax purposes were approximately $3,082 million and $855 million, respectively. If not utilized, the state net operating losses will begin to expire in 2023 and a portion of our federal net operating losses will begin to expire in 2033. Under the Tax Act, U.S. federal NOLs generated after 2017 will have an indefinite carryforward period but may only reduce up to 80% of taxable income in any given year. Our U.S. federal NOLs generated prior to 2018 will not be subject to the taxable income limitation and will remain subject to a 20 year carryforward period.

Generally, tax returns for our Canadian entities are open to audit from 2016 through 2022. Our U.S. and state tax years are generally open to examination from 2019 to 2022.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2022, in reference to tax years 2008 to 2017, we had received notices of reassessment (“notices”) from the Canada Revenue Agency and the Alberta Tax and Revenue Administration (the “Canadian Tax Authorities”) related primarily to transfer pricing associated with cross-border intercompany financing transactions. These notices include assessments, including penalties and interest, associated with these transfer pricing matters totaling approximately $142 million (based on the exchange rate as of December 31, 2022). Payment of a portion of the assessment is required in order to file a notice of objection to dispute the reassessment. Accordingly, we have remitted approximately $115 million (based on the exchange rate as of December 31, 2022) related to the assessments, which is included in “Other long-term assets, net,” on our Consolidated Balance Sheets. We disagree with these notices and have contested the reassessments. We intend to vigorously defend our position, and we plan to pursue all remedies available to us to successfully resolve these matters, including administrative remedies with the Canadian Tax Authorities, and judicial remedies, if necessary. As of December 31, 2022, we believe that our tax position associated with these matters is “more likely than not” to be sustained and have not recognized any amounts for uncertainty in income taxes related to these notices.

Note 16—Major Customers and Concentration of Credit Risk

ExxonMobil Corporation and its subsidiaries accounted for 20%, 15% and 12% of our revenues for the years ended December 31, 2022, 2021 and 2020, respectively. Marathon Petroleum Corporation and its subsidiaries accounted for 12% and 13% of our revenues for the years ended December 31, 2021 and 2020, respectively. BP p.l.c. and its subsidiaries accounted for 10% of our revenues for the year ended December 31, 2021. No other customers accounted for 10% or more of our revenues during any of the three years ended December 31, 2022. The majority of revenues from these customers pertain to our Crude Oil segment merchant activities, and sales to these customers occur at multiple locations. If we were to lose one or more of these customers, there is risk that we would not be able to identify and access a replacement market at a comparable margin.

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

Note 17—Related Party Transactions

PAA’s Ownership of our Class C Shares

As of December 31, 2022 and 2021, PAA owned 528,442,538 and 534,596,831, respectively, Class C shares. See Note 12 for additional information regarding our Class C shares.

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Transactions with Other Related Parties

Our other related parties include (i) entities in which we hold investments and account for under the equity method of accounting (see Note 9 for information regarding such entities) and (ii) principal owners and their affiliated entities. We recognize as our principal owners entities that have a designated representative on the board of directors of PAGP GP and/or own greater than 10% of the limited partner interests in AAP. Such limited partner interests in AAP translate into a significantly smaller indirect ownership interest in PAA. We also consider subsidiaries or funds identified as affiliated with principal owners to be related parties. As of December 31, 2022, no entities met the criteria to be recognized as a principal owner in PAA.

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

During the three years ended December 31, 2022, we recognized sales and transportation revenues, purchased petroleum products and utilized transportation and storage services from our related parties. These transactions were conducted at posted tariff rates or prices that we believe approximate market.

The impact to our Consolidated Statements of Operations from these transactions is included below (in millions):

	Year Ended December 31,
	2022	2021	2020
Revenues from related parties (1)	$45	$33	$46

Purchases and related costs from related parties (1)	$365	$385	$451

(1)Crude oil purchases that are part of inventory exchanges under buy/sell transactions are netted with the related sales, with any margin presented in “Purchases and related costs” in our Consolidated Statements of Operations.

Our receivable and payable amounts with these related parties as reflected on our Consolidated Balance Sheets were as follows (in millions):

	December 31,
	2022	2021
Trade accounts receivable and other receivables, net from related parties (1)	$45	$41

Trade accounts payable to related parties (1) (2)	$79	$72

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

The following is a summary of the awards authorized under our LTIPs as of December 31, 2022 (in millions):

LTIP	LTIP Awards Authorized
Plains GP Holdings, L.P. Long-Term Incentive Plan	3.8
Plains All American 2021 Long-Term Incentive Plan	28.8
Plains All American PNG Successor Long-Term Incentive Plan	1.3
Plains All American GP LLC 2006 Long-Term Incentive Tracking Unit Plan	13.4
Total (1)	47.3

(1)Of the 47.3 million total awards authorized, 23.0 million awards are currently available for future grant. The remaining balance has already vested or is currently outstanding.

As of December 31, 2022, 12.9 million PAA LTIP awards and 0.4 million PAGP LTIP awards were outstanding. Of the awards outstanding, 10.2 million PAA LTIP awards and 0.4 million PAGP LTIP awards include associated DERs. At December 31, 2022, certain of the outstanding LTIP awards were considered probable of vesting and such awards are expected to vest at various dates between January 2023 and August 2026. As of December 31, 2022, the outstanding awards that are considered probable of vesting have a remaining unrecognized fair value of approximately $67 million.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 19—Commitments and Contingencies

Commitments

We have commitments (some of which are leases) related to real property, equipment and operating facilities. We also incur costs associated with leased land, rights-of-way, permits and regulatory fees. Future noncancelable commitments related to these items at December 31, 2022 are summarized below (in millions):

	2023	2024	2025	2026	2027	Thereafter	Total
Leases (1)	$99	$85	$71	$52	$45	$285	$637
Other commitments (2)	345	320	307	233	205	529	1,939
Total	$444	$405	$378	$285	$250	$814	$2,576

(1)Includes both operating and finance leases as defined by FASB guidance. Leases are primarily for (i) railcars, (ii) office space, (iii) land, (iv) vehicles, (v) storage tanks and (vi) tractor trailers. See Note 14 for additional information.
(2)Primarily includes storage, transportation and pipeline throughput agreements, as well as certain rights-of-way easements. Expense associated with our storage, transportation and pipeline throughput agreements was approximately $336 million, $270 million and $265 million for 2022, 2021 and 2020, respectively. A majority of the storage, transportation and pipeline throughput commitments are associated with agreements to store crude oil at facilities and transport crude oil on pipelines owned by equity method investees at posted tariff rates or prices that we believe approximate market. A portion of our commitment to transport is supported by crude oil buy/sell or other agreements with third parties with commensurate quantities.

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

At December 31, 2022, our estimated undiscounted reserve for environmental liabilities (excluding liabilities related to the Line 901 incident, as discussed further below) totaled $55 million, of which $10 million was classified as short-term and $45 million was classified as long-term. At December 31, 2021, our estimated undiscounted reserve for environmental liabilities (excluding liabilities related to the Line 901 incident) totaled $57 million, of which $11 million was classified as short-term and $46 million was classified as long-term. Such short-term liabilities are reflected in “Other current liabilities” and long-term liabilities are reflected in “Other long-term liabilities and deferred credits” on our Consolidated Balance Sheets. At December 31, 2022 and 2021, we had recorded receivables (excluding receivables related to the Line 901 incident) totaling $4 million and $11 million, respectively, for amounts probable of recovery under insurance and from third parties under indemnification agreements, $1 million of which for each period is reflected in “Other long-term assets, net” and the remainder is reflected in “Trade accounts receivable and other receivables, net” on our Consolidated Balance Sheets.

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

As a result of the Line 901 incident, several governmental agencies and regulators initiated investigations into the Line 901 incident, various claims have been made against us and a number of lawsuits have been filed against us, the majority of which have been resolved. Set forth below is a brief summary of actions and matters that are currently pending or recently resolved.

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In addition, after various other unitholder derivative lawsuits were either dismissed or consolidated, one derivative suit proceeded in Delaware Chancery Court. Generally, the plaintiffs in the derivative lawsuit claimed that PAGP’s Board of Directors failed to exercise proper oversight over PAA’s pipeline integrity efforts. In April 2022, Plains entered into a settlement agreement to settle this lawsuit, subject to court approval and notice to all PAA unitholders (the “Derivative Settlement”). Following preliminary court approval, on May 23, 2022 we filed a Current Report on Form 8-K with the SEC. We also posted notice on our website and mailed copies of the notice to all record holders of PAA common units as of August 10, 2022. The key terms of the Derivative Settlement include a payment of Plaintiff’s attorneys’ fees by our insurers in the amount of approximately $1.0 million and the agreement of Plains to comply with various covenants regarding the implementation or continuation of certain Board oversight practices with respect to pipeline integrity. At a settlement hearing held on November 1, 2022, the Delaware Chancery Court approved the terms of the Derivative Settlement.

We also received several individual lawsuits and claims from companies, governmental agencies and individuals alleging damages arising out of the Line 901 incident. These lawsuits and claims generally seek restitution, compensatory and punitive damages, and/or injunctive relief. The majority of these lawsuits have been settled or dismissed by the court. In addition to the other lawsuits disclosed herein, the following lawsuits remain: (i) a lawsuit filed in the United States District Court for the Central District of California that was remanded to the California Superior Court in Santa Barbara County for lost revenue or profit asserted by a former oil producer that declared bankruptcy and shut in its offshore production platform following the Line 901 incident; (ii) a lawsuit filed by the California State Land Commission in California Superior Court in Santa Barbara County seeking lost royalties following the shut-down of Line 901, as well as costs related to the decommissioning of such platform, and (iii) lawsuits filed in California Superior Court in Santa Barbara County by various companies and individuals who provided labor, goods, or services associated with oil production activities they claim were disrupted following the Line 901 incident. We are vigorously defending these remaining lawsuits and believe we have strong defenses, including a lack of duty owed to the claimants to keep Line 901 in service.

Furthermore, shortly following the Line 901 incident, we established a claims line and encouraged any parties that were damaged by the release to contact us to discuss their damage claims. We received a number of claims through the claims line and we have processed those claims and made payments as appropriate. Nine class action lawsuits were filed against us; however, after various claims were either dismissed or consolidated, two proceedings remained pending in the United States District Court for the Central District of California.

In the first proceeding, the plaintiffs seek a declaratory judgment that Plains’ right-of-way agreements would not allow Plains to lay a new pipeline to replace Line 901 and/or the non-operating segment of Line 903 without paying additional compensation. No trial date has been set in that action and the purchaser of Line 901 and the Sisquoc to Pentland portion of Line 903 will be joining this proceeding as a co-defendant with respect to its interest in such acquired pipelines.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In the second proceeding, the plaintiffs claimed two different classes of claimants were damaged by the release: (i) commercial fishermen who landed fish in certain specified fishing blocks in the waters off the coast of Southern California or persons or businesses who resold commercial seafood caught in those areas; and (ii) owners and lessees of residential beachfront properties, or properties with a private easement to a beach, where plaintiffs claim oil from the spill washed up. In 2022, in order to fully and finally resolve all claims and litigation for both classes, we reached an agreement to settle this case in exchange for a payment of $230 million (the “Class Action Settlement”). The Class Action Settlement was formally approved by the trial court on September 20, 2022, and we made the $230 million settlement payment on October 27, 2022. Plains formally submitted claims for reimbursement of the Class Action Settlement to our insurance carriers on November 7, 2022. To date, we have received payment of approximately $3.6 million from one insurer, which represents the final payment obligation of such insurer and brings the total amount collected from all insurers under such program to $275 million of the $500 million policy limits as of December 31, 2022. Insurers responsible for $185 million of the remaining $225 million of coverage formally communicated a denial of coverage for the Class Action Settlement generally alleging that some or all damages encompassed by the Class Action Settlement are not covered by their policies and that all or some portion of the $275 million for which Plains has already received insurance reimbursement does not properly exhaust the underlying policies that paid those sums. The insurer responsible for the final $40 million of coverage under such insurance program has not yet responded to our reimbursement demand. We intend to vigorously pursue recovery from our insurers of all amounts for which we have claimed reimbursement. We believe that our claim for reimbursement from our insurers of the Class Action Settlement payment is strong and that our ultimate recovery of such amounts is probable. Our belief is based on: (i) our analysis of the terms of the underlying insurance policies as applied to the facts and circumstances that comprise our claim for reimbursement, (ii) our experience with the cost submissions and timely collection of claims for the $275 million collected to date for this incident under the same insurance program as the denied claims, including from some of the same insurers who are now denying claims, (iii) our extensive legal review and assessment of the insurer’s claimed basis for denial of coverage, which review and assessment includes the advice of external legal counsel experienced in these type of matters and solidly supports our belief that our insurers are required to provide coverage based on the terms of the policies and the nature of our claims, and (iv) the financial strength of the insurance carriers as determined by an independent credit ratings agency. Various factors could impact the timing and amount of recovery of our insurance receivable, including future developments that adversely impact our assessment of the strength of our coverage claims, the outcome of any dispute resolution proceedings with respect to our coverage claims and the extent to which insurers may become insolvent in the future. An unfavorable resolution could have a material impact on our results of operations.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In connection with the foregoing, including the Class Action Settlement and the Derivative Settlement, we have made adjustments to our total estimated Line 901 costs and the portion of such costs that we believe are probable of recovery from insurance carriers, net of deductibles. Effective as of December 31, 2022, we estimate that the aggregate total costs we have incurred or will incur with respect to the Line 901 incident will be approximately $740 million, which includes actual and projected emergency response and clean-up costs, natural resource damage assessments, fines and penalties payable pursuant to the Consent Decree, certain third-party claims settlements (including the Class Action Settlement and the Derivative Settlement), and estimated costs associated with our remaining Line 901 lawsuits and claims as described above, as well as estimates for certain legal fees and statutory interest where applicable. We accrue such estimates of aggregate total costs to “Field operating costs” in our Consolidated Statements of Operations. This estimate considers our prior experience in environmental investigation and remediation matters and available data from, and in consultation with, our environmental and other specialists, as well as currently available facts and presently enacted laws and regulations. We have made assumptions for (i) the resolution of certain third-party claims and lawsuits, but excluding claims and lawsuits with respect to which losses are not probable and reasonably estimable, and excluding future claims and lawsuits and (ii) the nature, extent and cost of legal services that will be required in connection with all lawsuits, claims and other matters requiring legal or expert advice associated with the Line 901 incident. Our estimate does not include any lost revenue associated with the shutdown of Line 901 or 903 and does not include any liabilities or costs that are not reasonably estimable at this time or that relate to contingencies where we currently regard the likelihood of loss as being only reasonably possible or remote. We believe we have accrued adequate amounts for all probable and reasonably estimable costs; however, this estimate is subject to uncertainties associated with the assumptions that we have made. For example, with respect to potential losses that we regard as only reasonably possible or remote, we have made assumptions regarding the strength of our legal position based on our assessment of the relevant facts and applicable law and precedent; if our assumptions regarding such matters turn out to be inaccurate (i.e., we are found to be liable under circumstances where we regard the likelihood of loss as being only reasonably possible or remote), we could be responsible for significant costs and expenses that are not currently included in our estimates and accruals. In addition, for any potential losses that we regard as probable and for which we have accrued an estimate of the potential losses, our estimates regarding damages, legal fees, court costs and interest could turn out to be inaccurate and the actual losses we incur could be significantly higher than the amounts included in our estimates and accruals. Also, the amount of time it takes for us to resolve all of the current and future lawsuits and claims that relate to the Line 901 incident could turn out to be significantly longer than we have assumed, and as a result the costs we incur for legal services could be significantly higher than we have estimated. Accordingly, our assumptions and estimates may turn out to be inaccurate and our total costs could turn out to be materially higher; therefore, we can provide no assurance that we will not have to accrue significant additional costs in the future with respect to the Line 901 incident.

During the years ended December 31, 2022 and 2021, we recognized costs, net of amounts probable of recovery from insurance carriers, of $95 million and $15 million, respectively. We did not recognize any such costs during the year ended December 31, 2020. As of December 31, 2022, we had a remaining undiscounted gross liability of approximately $105 million related to the Line 901 incident, which aggregate amount is reflected in “Current liabilities” on our Consolidated Balance Sheet. As discussed above, we maintain insurance coverage, which is subject to certain exclusions and deductibles, in the event of such liabilities. As of December 31, 2022, our incurred costs for the Line 901 incident have exceeded our insurance coverage limit of $500 million related to our 2015 insurance program applicable to the Line 901 incident by $240 million. Through December 31, 2022, we had collected, subject to customary reservations, approximately $280 million out of the $505 million of release costs that we believe are probable of recovery from insurance carriers (including the 2015 insurance program and our directors and officers (D&O) insurance policies), net of deductibles. Therefore, as of December 31, 2022, we have recognized a long-term receivable of approximately $225 million for the portion of the release costs that we believe is probable of recovery from insurance, net of deductibles and amounts already collected. We anticipate that the process to enforce our coverage claims with respect to the Class Action Settlement will take time and, accordingly, have recognized such amount as a long-term asset in “Other assets” on our Consolidated Balance Sheet. We have completed the required clean-up and remediation work as determined by the Unified Command and the Unified Command has been dissolved; however, we expect to make payments for additional legal, professional and regulatory costs during future periods. Taking into account the costs that we have included in our total estimate of costs for the Line 901 incident and considering what we regard as very strong defenses to the claims made in our remaining Line 901 lawsuits, we do not believe the ultimate resolution of such remaining lawsuits will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Other Litigation Matters. On July 19, 2022 Hartree Natural Gas Storage, LLC (“Hartree”) filed a lawsuit under seal in the Superior Court for the State of Delaware asserting claims against PAA Natural Gas Storage, L.P. and PAA arising out of a Membership Interest Purchase Agreement relating to the 2021 sale of the Pine Prairie Energy Center natural gas storage facility to Hartree. We believe the claims are without merit and that the outcome of the lawsuit will not have a material adverse effect on our financial condition, results of operations or cash flows. We intend to vigorously defend against the claims asserted in this lawsuit.

Insurance
Pipelines, terminals, trucks or other facilities or equipment may experience damage as a result of an accident, natural disaster, terrorist attack, cyber event or other event. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations. Consistent with insurance coverage generally available in the industry, in certain circumstances our insurance policies provide limited coverage for losses or liabilities relating to gradual pollution, with broader coverage for sudden and accidental occurrences. We maintain various types and varying levels of insurance coverage to cover our operations and properties, and we self-insure certain risks, including gradual pollution, cybersecurity and named windstorms. To the extent we do maintain insurance coverage, such insurance does not cover every potential risk that might occur, associated with operating pipelines, terminals and other facilities and equipment, including the potential loss of significant revenues and cash flows.

The occurrence of a significant event not fully insured, indemnified or reserved against, or the failure of a party to meet its insurance or indemnification obligations, could materially and adversely affect our operations and financial condition. While we strive to maintain adequate insurance coverage, our actual costs may exceed our coverage levels and insurance will not cover many types of interruptions that might occur, will not cover amounts up to applicable deductibles and will not cover all risks associated with certain of our assets and operations. With respect to our insurance coverage, our policies are subject to deductibles and retention levels that we consider reasonable and not excessive. Additionally, no assurance can be given that we will be able to maintain adequate insurance in the future at rates we consider reasonable. As a result, we may elect to self-insure or utilize higher deductibles in certain other insurance programs. In addition, although we believe that we have established adequate reserves and liquidity to the extent such risks are not insured, costs incurred in excess of these reserves may be higher or we may not receive insurance proceeds in a timely manner, which may potentially have a material adverse effect on our financial conditions, results of operations or cash flows.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 20—Segment Information

Our operating segments, Crude Oil and NGL, which are also our reportable segments, are organized by product as our Crude Oil and NGL businesses are generally impacted by different market fundamentals and require the use of different assets and business strategies. The Crude Oil segment includes our crude oil pipelines, crude oil storage and marine terminals and related crude oil marketing activities. The NGL segment includes our NGL pipelines, NGL storage, natural gas processing and NGL fractionation facilities and related NGL marketing activities. Our crude oil and NGL marketing activities are included in the respective reporting segments as their primary purpose is to support the utilization of our assets by entering into transactions that facilitate increased volumes handled by our assets, resulting in additional earnings for each of our segments.

Our CODM (our Chief Executive Officer) evaluates segment performance based on measures including Segment Adjusted EBITDA (as defined below) and maintenance capital. The measure of Segment Adjusted EBITDA forms the basis of our internal financial reporting and is the primary performance measure used by our CODM in assessing performance and allocating resources among our operating segments. We define Segment Adjusted EBITDA as revenues and equity earnings in unconsolidated entities less (a) purchases and related costs, (b) field operating costs and (c) segment general and administrative expenses, plus (d) our proportionate share of the depreciation and amortization expense (including write-downs related to cancelled projects and impairments) of unconsolidated entities, further adjusted (e) for certain selected items including (i) gains and losses on derivative instruments that are related to underlying activities in another period (or the reversal of such adjustments from a prior period), gains and losses on derivatives that are either related to investing activities (such as the purchase of linefill) or purchases of long-term inventory, and inventory valuation adjustments, as applicable, (ii) long-term inventory costing adjustments, (iii) charges for obligations that are expected to be settled with the issuance of equity instruments, (iv) amounts related to deficiencies associated with minimum volume commitments, net of the applicable amounts subsequently recognized into revenue and (v) other items that our CODM believes are integral to understanding our core segment operating performance and (f) to exclude the portion of all preceding items that is attributable to noncontrolling interests in consolidated joint venture entities (“Adjusted EBITDA attributable to noncontrolling interests in consolidated joint ventures”).

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following tables reflect certain financial data for each segment (in millions):

	Crude Oil	NGL	Intersegment Revenues Elimination	Total
Year Ended December 31, 2022
Revenues (1):
Product sales	$53,840	$2,575	$(467)	$55,948
Services	1,240	186	(32)	1,394
Total revenues	$55,080	$2,761	$(499)	$57,342
Equity earnings in unconsolidated entities	$403	$—		$403
Segment Adjusted EBITDA	$1,986	$518		$2,504
Investment and acquisition capital expenditures (2) (3)	$461	$157		$618
Maintenance capital expenditures (3)	$112	$99		$211

As of December 31, 2022
Investments in unconsolidated entities	$3,084	$—		$3,084

	Crude Oil	NGL	Intersegment Revenues Elimination	Total
Year Ended December 31, 2021
Revenues (1):
Product sales	$39,395	$1,829	$(341)	$40,883
Services	1,075	139	(19)	1,195
Total revenues	$40,470	$1,968	$(360)	$42,078
Equity earnings in unconsolidated entities	$274	$—		$274
Segment Adjusted EBITDA	$1,909	$285		$2,194
Investment and acquisition capital expenditures (2) (3)	$212	$57		$269
Maintenance capital expenditures (3)	$100	$68		$168

As of December 31, 2021
Investments in unconsolidated entities	$3,805	$—		$3,805

	Crude Oil	NGL	Intersegment Revenues Elimination	Total
Year Ended December 31, 2020
Revenues (1):
Product sales	$21,089	$1,218	$(249)	$22,058
Services	1,110	142	(20)	1,232
Total revenues	$22,199	$1,360	$(269)	$23,290
Equity earnings in unconsolidated entities	$355	$—		$355
Segment Adjusted EBITDA	$2,216	$327		$2,543
Investment and acquisition capital expenditures (2) (3)	$1,182	$49		$1,231
Maintenance capital expenditures (3)	$171	$45		$216

As of December 31, 2020
Investments in unconsolidated entities	$3,764	$—		$3,764

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

Segment Adjusted EBITDA Reconciliation

The following table reconciles Segment Adjusted EBITDA to Net income/(loss) attributable to PAGP (in millions):

	Year Ended December 31,
	2022	2021	2020
Segment Adjusted EBITDA	$2,504	$2,194	$2,543
Adjustments (1):
Depreciation and amortization of unconsolidated entities (2)	(85)	(123)	(73)
Derivative activities and inventory valuation adjustments (3)	280	271	(480)
Long-term inventory costing adjustments (4)	4	94	(44)
Deficiencies under minimum volume commitments, net (5)	(7)	7	(74)
Equity-indexed compensation expense (6)	(32)	(19)	(19)
Foreign currency revaluation (7)	(4)	4	3
Line 901 incident (8)	(95)	(15)	—
Significant transaction-related expenses (9)	—	(16)	(3)
Adjusted EBITDA attributable to noncontrolling interests in consolidated joint ventures (10)	364	94	14
Unallocated general and administrative expenses (11)	(5)	(6)	(5)
Depreciation and amortization	(968)	(777)	(656)
Gains/(losses) on asset sales and asset impairments, net	(269)	(592)	(719)
Goodwill impairment loss	—	—	(2,515)
Gains (losses) on/(impairment of) investments in unconsolidated entities, net	346	2	(182)
Interest expense, net	(405)	(425)	(436)
Other income/(expense), net	(219)	19	39
Income/(loss) before tax	1,409	712	(2,607)
Income tax (expense)/benefit	(246)	(112)	167
Net income/(loss)	1,163	600	(2,440)
Net (income)/loss attributable to noncontrolling interests	(995)	(540)	1,872
Net income/(loss) attributable to PAGP	$168	$60	$(568)

(1)Represents adjustments utilized by our CODM in the evaluation of segment results.
(2)Includes our proportionate share of the depreciation and amortization expense (including write-downs related to cancelled projects and impairments) of unconsolidated entities.

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
(5)We, and certain of our equity method investees, have certain agreements that require counterparties to deliver, transport or throughput a minimum volume over an agreed upon period. Substantially all of such agreements were entered into with counterparties to economically support the return on our capital expenditure necessary to construct the related asset. Some of these agreements include make-up rights if the minimum volume is not met. We record a receivable from the counterparty in the period that services are provided or when the transaction occurs, including amounts for deficiency obligations from counterparties associated with minimum volume commitments. If a counterparty has a make-up right associated with a deficiency, we defer the revenue attributable to the counterparty’s make-up right and subsequently recognize the revenue at the earlier of when the deficiency volume is delivered or shipped, when the make-up right expires or when it is determined that the counterparty’s ability to utilize the make-up right is remote. We include the impact of amounts billed to counterparties for their deficiency obligation, net of applicable amounts subsequently recognized into revenue, as a selected item impacting comparability. Our CODM views the inclusion of the contractually committed revenues associated with that period as meaningful to Segment Adjusted EBITDA as the related asset has been constructed, is standing ready to provide the committed service and the fixed operating costs are included in the current period results.
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
(10)Reflects amounts attributable to noncontrolling interests in the Permian JV (beginning October 2021), Cactus II (beginning November 2022) and Red River.
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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Geographic Data

We have operations in the United States and Canada. Set forth below are revenues and long-lived assets attributable to these geographic areas (in millions):

	Year Ended December 31,
Revenues (1)	2022	2021	2020
United States	$46,903	$34,458	$17,942
Canada	10,439	7,620	5,348
	$57,342	$42,078	$23,290

(1)Revenues are primarily attributed to each region based on where the services are provided or the product is shipped.

	December 31,
Long-Lived Assets (1)	2022	2021
United States	$18,658	$18,279
Canada	3,802	4,094
	$22,460	$22,373

(1)Excludes long-term derivative assets and long-term deferred tax assets.