Form 10-Q
period 2023-03-31
PLAINS GP HOLDINGS LP
filed 2023-05-10
CIK 1581990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________________________________________

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
As of May 1, 2023, there were 194,407,642 Class A Shares outstanding.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$529	$404
Trade accounts receivable and other receivables, net	3,968	3,907
Inventory	463	729
Other current assets	165	318
Total current assets	5,125	5,358

PROPERTY AND EQUIPMENT	20,173	20,055
Accumulated depreciation	(4,976)	(4,802)
Property and equipment, net	15,197	15,253

OTHER ASSETS
Investments in unconsolidated entities	3,070	3,084
Intangible assets, net	2,073	2,145
Deferred tax asset	1,278	1,309
Linefill	962	961
Long-term operating lease right-of-use assets, net	347	349
Long-term inventory	257	284
Other long-term assets, net	430	464
Total assets	$28,739	$29,207

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES
Trade accounts payable	$4,010	$4,045
Short-term debt	708	1,159
Other current liabilities	650	689
Total current liabilities	5,368	5,893

LONG-TERM LIABILITIES
Senior notes, net	7,238	7,237
Other long-term debt, net	50	50
Long-term operating lease liabilities	307	308
Other long-term liabilities and deferred credits	1,012	1,081
Total long-term liabilities	8,607	8,676

COMMITMENTS AND CONTINGENCIES (NOTE 9)

PARTNERS’ CAPITAL
Class A shareholders (194,407,642 and 194,407,642 shares outstanding, respectively)	1,544	1,524
Noncontrolling interests	13,220	13,114
Total partners’ capital	14,764	14,638
Total liabilities and partners’ capital	$28,739	$29,207
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Three Months Ended March 31,
	2023	2022
	(unaudited)
REVENUES
Product sales revenues	$11,943	$13,381
Services revenues	398	313
Total revenues	12,341	13,694

COSTS AND EXPENSES
Purchases and related costs	11,323	12,785
Field operating costs	357	346
General and administrative expenses	87	83
Depreciation and amortization	257	231
(Gains)/losses on asset sales and asset impairments, net	(154)	(42)
Total costs and expenses	11,870	13,403

OPERATING INCOME	471	291

OTHER INCOME/(EXPENSE)
Equity earnings in unconsolidated entities	89	97
Interest expense (net of capitalized interest of $2 and $1, respectively)	(98)	(107)
Other income/(expense), net	64	(37)

INCOME BEFORE TAX	526	244
Current income tax expense	(61)	(19)
Deferred income tax expense	(22)	(16)

NET INCOME	443	209
Net income attributable to noncontrolling interests	(374)	(187)
NET INCOME ATTRIBUTABLE TO PAGP	$69	$22

Basic and diluted weighted average Class A shares outstanding	194	194

Basic and diluted net income per Class A share	$0.35	$0.11

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in millions)

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Net income	$443	$209
Other comprehensive income/(loss)	(1)	74
Comprehensive income	442	283
Comprehensive income attributable to noncontrolling interests	(373)	(240)
Comprehensive income attributable to PAGP	$69	$43

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
(in millions)

	Derivative Instruments	Translation Adjustments	Other	Total
	(unaudited)
Balance at December 31, 2022	$(107)	$(846)	$(1)	$(954)

Reclassification adjustments	2	—	—	2
Unrealized loss on hedges	(5)	—	—	(5)
Currency translation adjustments	—	1	—	1
Other	—	—	1	1
Total period activity	(3)	1	1	(1)
Balance at March 31, 2023	$(110)	$(845)	$—	$(955)

	Derivative Instruments	Translation Adjustments	Other	Total
	(unaudited)
Balance at December 31, 2021	$(208)	$(642)	$(3)	$(853)

Reclassification adjustments	3	—	—	3
Unrealized gain on hedges	32	—	—	32
Currency translation adjustments	—	40	—	40
Other	—	—	(1)	(1)
Total period activity	35	40	(1)	74
Balance at March 31, 2022	$(173)	$(602)	$(4)	$(779)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31,
	2023	2022
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$443	$209
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	257	231
(Gains)/losses on asset sales and asset impairments, net	(154)	(42)
Deferred income tax expense	22	16
Change in fair value of Preferred Distribution Rate Reset Option (Note 7)	(58)	44
Equity earnings in unconsolidated entities	(89)	(97)
Distributions on earnings from unconsolidated entities	108	96
Other	15	4
Changes in assets and liabilities, net of acquisitions	198	(122)
Net cash provided by operating activities	742	339

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in unconsolidated entities	(4)	(3)
Additions to property, equipment and other	(122)	(101)
Cash paid for purchases of linefill	—	(39)
Proceeds from sales of assets	284	53
Other investing activities	—	9
Net cash provided by/(used in) investing activities	158	(81)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under PAA commercial paper program (Note 5)	—	382
Repayments of PAA senior notes (Note 5)	(400)	(750)
Repurchase of common units by a subsidiary	—	(25)
Distributions paid to Class A shareholders (Note 6)	(52)	(35)
Distributions paid to noncontrolling interests (Note 6)	(268)	(188)
Other financing activities	(55)	20
Net cash used in financing activities	(775)	(596)

Effect of translation adjustment	—	3

Net increase/(decrease) in cash and cash equivalents and restricted cash	125	(335)
Cash and cash equivalents and restricted cash, beginning of period	404	456
Cash and cash equivalents and restricted cash, end of period	$529	$121

Cash paid/(received) for:
Interest, net of amounts capitalized	$65	$74
Income taxes, net of amounts refunded	$(18)	$23

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(in millions)

	Class A Shareholders	Noncontrolling Interests	Total Partners’ Capital
	(unaudited)
Balance at December 31, 2022	$1,524	$13,114	$14,638
Net income	69	374	443
Distributions (Note 6)	(52)	(273)	(325)
Other comprehensive loss	—	(1)	(1)
Other	3	6	9
Balance at March 31, 2023	$1,544	$13,220	$14,764

	Class A Shareholders	Noncontrolling Interests	Total Partners’ Capital
	(unaudited)
Balance at December 31, 2021	$1,533	$12,644	$14,177
Net income	22	187	209
Distributions	(35)	(200)	(235)
Other comprehensive income	21	53	74
Repurchase of common units by a subsidiary	—	(25)	(25)
Other	(1)	2	1
Balance at March 31, 2022	$1,540	$12,661	$14,201

 The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Basis of Consolidation and Presentation

Organization

Plains GP Holdings, L.P. (“PAGP”) is a Delaware limited partnership formed in 2013 that has elected to be taxed as a corporation for United States federal income tax purposes. PAGP does not directly own any operating assets; as of March 31, 2023, its principal source of cash flow is derived from an indirect investment in Plains All American Pipeline, L.P. (“PAA”), a publicly traded Delaware limited partnership. As used in this Form 10-Q and unless the context indicates otherwise (taking into account the fact that PAGP has no operating activities apart from those conducted by PAA and its subsidiaries), the terms “Partnership,” “we,” “us,” “our,” “ours” and similar terms refer to PAGP and its subsidiaries.

As of March 31, 2023, we owned an approximate 81% limited partner interest in Plains AAP L.P. (“AAP”) through our ownership of approximately 194.4 million Class A units of AAP (“AAP Units”). We also own a 100% managing member interest in Plains All American GP LLC (“GP LLC”), a Delaware limited liability company that holds the non-economic general partner interest in AAP. AAP is a Delaware limited partnership that, as of March 31, 2023, directly owned a limited partner interest in PAA through its ownership of approximately 240.8 million PAA common units (approximately 31% of PAA’s total outstanding common units and Series A preferred units combined). AAP is the sole member of PAA GP LLC (“PAA GP”), a Delaware limited liability company that directly holds the non-economic general partner interest in PAA.

PAA’s business model integrates large-scale supply aggregation capabilities with the ownership and operation of critical midstream infrastructure systems that connect major producing regions to key demand centers and export terminals. As one of the largest midstream service providers in North America, PAA owns an extensive network of pipeline transportation, terminalling, storage and gathering assets in key crude oil and natural gas liquids (“NGL”) producing basins (including the Permian Basin) and transportation corridors and at major market hubs in the United States and Canada. PAA’s assets and the services it provides are primarily focused on and conducted through two operating segments: Crude Oil and NGL. See Note 10 for further discussion of our operating segments.

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

Basis of Consolidation and Presentation

The accompanying unaudited condensed consolidated interim financial statements and related notes thereto should be read in conjunction with our 2022 Annual Report on Form 10-K. The accompanying condensed consolidated financial statements include the accounts of PAGP and all of its wholly owned subsidiaries and those entities that it controls. Investments in entities over which we have significant influence but not control are accounted for by the equity method. We apply proportionate consolidation for pipelines and other assets in which we own undivided joint interests. The financial statements have been prepared in accordance with the instructions for interim reporting as set forth by the SEC. The condensed consolidated balance sheet data as of December 31, 2022 was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three months ended March 31, 2023 should not be taken as indicative of results to be expected for the entire year. All adjustments (consisting only of normal recurring adjustments) that in the opinion of management were necessary for a fair statement of the results for the interim periods have been reflected. All significant intercompany balances and transactions have been eliminated in consolidation, and certain reclassifications have been made to information from previous years to conform to the current presentation.

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

With the exception of a deferred tax asset of $1.278 billion and $1.309 billion as of March 31, 2023 and December 31, 2022, respectively, substantially all assets and liabilities presented on PAGP’s Condensed Consolidated Balance Sheets are those of PAA. Only the assets of each respective VIE can be used to settle the obligations of that individual VIE, and the creditors of each/either of those VIEs do not have recourse against the general credit of PAGP. PAGP did not provide any financial support to PAA or AAP during the three months ended March 31, 2023 or the year ended December 31, 2022. See Note 17 to our Consolidated Financial Statements included in Part IV of our 2022 Annual Report on Form 10-K for information regarding the Omnibus Agreement entered into by the Plains Entities on November 15, 2016.

Subsequent Events

Subsequent events have been evaluated through the financial statements issuance date and have been included in the following footnotes where applicable.

Recent Accounting Pronouncements

Except as discussed in our 2022 Annual Report on Form 10-K, there have been no new accounting pronouncements that have become effective or have been issued during the three months ended March 31, 2023 that are of significance or potential significance to us.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 2—Revenues and Accounts Receivable

Revenue Recognition

We disaggregate our revenues by segment and type of activity. See Note 3 to our Consolidated Financial Statements included in Part IV of our 2022 Annual Report on Form 10-K for additional information regarding our types of revenues and policies for revenue recognition.

Revenues from Contracts with Customers. The following tables present our revenues from contracts with customers disaggregated by segment and type of activity (in millions):

	Three Months Ended March 31,
	2023	2022
Crude Oil segment revenues from contracts with customers
Sales	$11,381	$12,857
Transportation	250	155
Terminalling, Storage and Other	90	90
Total Crude Oil segment revenues from contracts with customers	$11,721	$13,102

	Three Months Ended March 31,
	2023	2022
NGL segment revenues from contracts with customers
Sales	$660	$845
Transportation	8	9
Terminalling, Storage and Other	28	25
Total NGL segment revenues from contracts with customers	$696	$879

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

Three Months Ended March 31, 2023	Crude Oil	NGL	Total
Revenues from contracts with customers	$11,721	$696	$12,417
Other revenues	37	(6)	31
Total revenues of reportable segments	$11,758	$690	$12,448
Intersegment revenues elimination			(107)
Total revenues			$12,341

Three Months Ended March 31, 2022	Crude Oil	NGL	Total
Revenues from contracts with customers	$13,102	$879	$13,981
Other revenues	(23)	(144)	(167)
Total revenues of reportable segments	$13,079	$735	$13,814
Intersegment revenues elimination			(120)
Total revenues			$13,694

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

Counterparty Deficiencies	Financial Statement Classification	March 31, 2023	December 31, 2022
Billed and collected	Other current liabilities	$88	$104
Unbilled (1)	N/A	—	1
Total		$88	$105

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

Contract Balances. Our contract balances consist of amounts received associated with services or sales for which we have not yet completed the related performance obligation. The following table presents the changes in the liability balance associated with contracts with customers (in millions):

Contract Liabilities
Balance at December 31, 2022	$229
Amounts recognized as revenue	(31)
Additions	6
Balance at March 31, 2023	$204

Remaining Performance Obligations. The information below includes the amount of consideration allocated to partially and wholly unsatisfied remaining performance obligations under contracts that existed as of the end of the periods and the timing of revenue recognition of those remaining performance obligations. Certain contracts meet the requirements for the presentation as remaining performance obligations. These contracts include a fixed minimum level of service, typically a set volume of service, and do not contain any variability other than expected timing within a limited range. The following table presents the amount of consideration associated with remaining performance obligations for the population of contracts with external customers meeting the presentation requirements as of March 31, 2023 (in millions):

	Remainder of 2023	2024	2025	2026	2027	2028 and Thereafter
Pipeline revenues supported by minimum volume commitments and capacity agreements (1)	$253	$339	$360	$131	$94	$236
Terminalling, storage and other agreement revenues	195	203	127	99	89	737
Total	$448	$542	$487	$230	$183	$973

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

Accounts receivable from the sale of crude oil are generally settled with counterparties on the industry settlement date, which is typically in the month following the month in which the title transfers. Otherwise, we generally invoice customers within 30 days of when the products or services were provided and generally require payment within 30 days of the invoice date. We review all outstanding accounts receivable balances on a monthly basis and record our receivables net of expected credit losses. We do not write-off accounts receivable balances until we have exhausted substantially all collection efforts. At March 31, 2023 and December 31, 2022, substantially all of our trade accounts receivable were less than 30 days past their invoice date. Our expected credit losses are immaterial. Although we consider our credit procedures to be adequate to mitigate any significant credit losses, the actual amount of current and future credit losses could vary significantly from estimated amounts.

The following is a reconciliation of trade accounts receivable from revenues from contracts with customers to total Trade accounts receivable and other receivables, net as presented on our Condensed Consolidated Balance Sheets (in millions):

	March 31, 2023	December 31, 2022
Trade accounts receivable arising from revenues from contracts with customers	$4,141	$4,141
Other trade accounts receivables and other receivables (1)	6,912	7,216
Impact due to contractual rights of offset with counterparties	(7,085)	(7,450)
Trade accounts receivable and other receivables, net	$3,968	$3,907

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

Diluted net income per Class A share is determined by dividing net income attributable to PAGP by the diluted weighted average number of Class A shares outstanding during the period. For purposes of calculating diluted net income per Class A share, both the net income attributable to PAGP and the diluted weighted average number of Class A shares outstanding consider the impact of possible future exchanges of AAP units and the associated Class B shares into our Class A shares. In addition, the calculation of the diluted weighted average number of Class A shares outstanding considers the effect of potentially dilutive awards under the Plains GP Holdings, L.P. Long-Term Incentive Plan (the “PAGP LTIP”).

Exchanges of potentially dilutive AAP units are assumed to have occurred at the beginning of the period and the incremental income attributable to PAGP resulting from the assumed exchanges is representative of the incremental income that would have been attributable to PAGP if the assumed exchanges occurred on that date. See Note 12 to our Consolidated Financial Statements included in Part IV of our 2022 Annual Report on Form 10-K for information regarding exchanges of AAP units. PAGP LTIP awards that are deemed to be dilutive are reduced by a hypothetical share repurchase based on the remaining unamortized fair value, as prescribed by the treasury stock method in guidance issued by the FASB. See Note 18 to our Consolidated Financial Statements included in Part IV of our 2022 Annual Report on Form 10-K for information regarding PAGP LTIP awards.

On a weighted-average basis, for each of the three months ended March 31, 2023 and 2022, the possible exchange of 47 million AAP units would not have had a dilutive effect on basic net income per Class A share. For each of the three months ended March 31, 2023 and 2022, our PAGP LTIP awards were dilutive; however, this did not change the presentation of diluted weighted average Class A shares outstanding or diluted net income per Class A share.

The following table sets forth the computation of basic and diluted net income per Class A share (in millions, except per share data):

	Three Months Ended March 31,
	2023	2022
Basic and Diluted Net Income per Class A Share
Net income attributable to PAGP	$69	$22
Basic and diluted weighted average Class A shares outstanding	194	194

Basic and diluted net income per Class A share	$0.35	$0.11

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 4—Inventory, Linefill and Long-term Inventory

Inventory, linefill and long-term inventory consisted of the following (barrels in thousands and carrying value in millions):

	March 31, 2023				December 31, 2022
	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)
Inventory
Crude oil	5,373	barrels	$342	$63.65	6,713	barrels	$452	$67.33
NGL	3,427	barrels	111	$32.39	7,285	barrels	270	$37.06
Other	N/A		10	N/A	N/A		7	N/A
Inventory subtotal			463				729

Linefill
Crude oil	15,459	barrels	907	$58.67	15,480	barrels	906	$58.53
NGL	1,865	barrels	55	$29.49	1,876	barrels	55	$29.32
Linefill subtotal			962				961

Long-term inventory
Crude oil	3,136	barrels	227	$72.39	3,102	barrels	246	$79.30
NGL	1,063	barrels	30	$28.22	1,066	barrels	38	$35.65
Long-term inventory subtotal			257				284

Total			$1,682				$1,974

(1)Price per unit of measure is comprised of a weighted average associated with various grades, qualities and locations. Accordingly, these prices may not coincide with any published benchmarks for such products.

Note 5—Debt

Debt consisted of the following (in millions):

	March 31, 2023	December 31, 2022
SHORT-TERM DEBT
PAA senior notes:
2.85% senior notes due January 2023 (1)	$—	$400
3.85% senior notes due October 2023	700	700
Other	8	59
Total short-term debt	708	1,159

LONG-TERM DEBT
PAA senior notes, net of unamortized discounts and debt issuance costs of $45 and $46, respectively	7,238	7,237
Other	50	50
Total long-term debt	7,288	7,287
Total debt (2)	$7,996	$8,446

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1)These senior notes were redeemed on January 31, 2023.
(2)PAA’s fixed-rate senior notes had a face value of approximately $8.0 billion and $8.4 billion as of March 31, 2023 and December 31, 2022, respectively. We estimated the aggregate fair value of these notes as of March 31, 2023 and December 31, 2022 to be approximately $7.3 billion and $7.6 billion, respectively. PAA’s fixed-rate senior notes are traded among institutions, and these trades are routinely published by a reporting service. Our determination of fair value is based on reported trading activity near the end of the reporting period. The fair value estimate for PAA’s senior notes is based upon observable market data and is classified in Level 2 of the fair value hierarchy.

Borrowings and Repayments

Total borrowings under the PAA credit facilities and commercial paper program for the three months ended March 31, 2023 and 2022 were approximately $1.5 billion and $5.6 billion, respectively. Total repayments under the PAA credit facilities and commercial paper program were approximately $1.5 billion and $5.2 billion for the three months ended March 31, 2023 and 2022, respectively. The variance in total gross borrowings and repayments is impacted by various business and financial factors including, but not limited to, the timing, average term and method of general partnership borrowing activities.

On January 31, 2023, PAA redeemed its 2.85%, $400 million senior notes due January 2023.

Letters of Credit

In connection with our merchant activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil and NGL. Additionally, we issue letters of credit to support insurance programs, derivative transactions, including hedging-related margin obligations, and construction activities. At March 31, 2023 and December 31, 2022, we had outstanding letters of credit of $144 million and $102 million, respectively.

Note 6—Partners’ Capital and Distributions

Shares Outstanding

The following tables present the activity for our Class A shares, Class B shares and Class C shares:

	Class A Shares	Class B Shares	Class C Shares
Outstanding at December 31, 2022	194,407,642	46,205,947	528,442,538
Conversion of AAP Management Units (1) (2)	—	388,839	—
Redemption Right exercises (1)	—	(181,916)	181,916
Other	—	—	35,508
Outstanding at March 31, 2023	194,407,642	46,412,870	528,659,962

	Class A Shares	Class B Shares	Class C Shares
Outstanding at December 31, 2021	194,192,777	46,645,514	534,596,831
Conversion of AAP Management Units (1)	—	205,024	—
Exchange Right exercises (1)	35,700	(35,700)	—
Redemption Right exercises (1)	—	(11,957)	11,957
Repurchase and cancellation of common units by a subsidiary under the Common Equity Repurchase Program	—	—	(2,375,299)
Other	—	—	51,937
Outstanding at March 31, 2022	194,228,477	46,802,881	532,285,426

(1)See Note 12 to our Consolidated Financial Statements included in Part IV of our 2022 Annual Report on Form 10-K for information regarding conversions of AAP Management Units, Exchange Rights and Redemption Rights.
(2)Following this conversion, no AAP Management Units remain outstanding.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Distributions

The following table details distributions to our Class A shareholders paid during or pertaining to the first three months of 2023 (in millions, except per share data):

Distribution Payment Date	Distributions to Class A Shareholders	Distributions per Class A Share
May 15, 2023 (1)	$52	$0.2675
February 14, 2023	$52	$0.2675

(1)Payable to shareholders of record at the close of business on May 1, 2023 for the period from January 1, 2023 through March 31, 2023.

Consolidated Subsidiaries

Noncontrolling Interests in Subsidiaries

As of March 31, 2023, noncontrolling interests in our subsidiaries consisted of (i) limited partner interests in PAA including a 69% interest in PAA’s common units and PAA’s Series A preferred units combined and 100% of PAA’s Series B preferred units, (ii) an approximate 19% limited partner interest in AAP, (iii) a 35% interest in Plains Oryx Permian Basin LLC (the “Permian JV”), (iv) a 30% interest in Cactus II Pipeline LLC (“Cactus II”) and (v) a 33% interest in Red River Pipeline Company LLC (“Red River”).

Subsidiary Distributions

PAA Series A Preferred Unit Distributions. After the fifth anniversary of the January 28, 2016 issuance date of PAA’s Series A preferred units, the holders of PAA’s Series A preferred units, acting by majority vote, had the option to make a one-time election to reset the Series A preferred unit distribution rate to equal the then applicable rate of ten-year U.S. Treasury Securities plus 5.85% (the “Preferred Distribution Rate Reset Option”). In January 2023, the Series A preferred unitholders elected the Preferred Distribution Rate Reset Option which resulted in an increase in the quarterly distribution rate to approximately $0.615 per unit. This new distribution rate was effective on January 31, 2023. The quarterly distribution to be paid in May 2023 will reflect a pro-rated amount of approximately $0.585 per unit. The following table details distributions to PAA’s Series A preferred unitholders paid during or pertaining to the first three months of 2023 (in millions, except per unit data):

	Series A Preferred Unitholders
Distribution Payment Date	Cash Distribution	Distribution per Unit
May 15, 2023 (1)	$42	$0.585
February 14, 2023	$37	$0.525

(1)Payable to unitholders of record at the close of business on May 1, 2023 for the period from January 1, 2023 through March 31, 2023. At March 31, 2023, such amount was accrued as distributions payable in “Other current liabilities” on our Condensed Consolidated Balance Sheet.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PAA Series B Preferred Unit Distributions. Distributions on PAA’s Series B preferred units accumulate and are payable quarterly in arrears on the 15th day of February, May, August and November. The following table details distributions paid or to be paid to PAA’s Series B preferred unitholders (in millions, except per unit data):

	Series B Preferred Unitholders
Distribution Payment Date	Cash Distribution	Distribution per Unit
May 15, 2023 (1)	$18	$22.18
February 15, 2023	$18	$22.27

(1)Payable to unitholders of record at the close of business on May 1, 2023 for the period from February 15, 2023 through May 14, 2023. At March 31, 2023, approximately $9 million of accrued distributions payable to PAA’s Series B preferred unitholders was included in “Other current liabilities” on our Condensed Consolidated Balance Sheet.

PAA Common Unit Distributions. The following table details distributions to PAA’s common unitholders paid during or pertaining to the first three months of 2023 (in millions, except per unit data):

	Distributions			Cash Distribution per Common Unit
	Common Unitholders		Total Cash Distribution
Distribution Payment Date	Public	AAP
May 15, 2023 (1)	$122	$65	$187	$0.2675
February 14, 2023	$122	$65	$187	$0.2675

(1)Payable to unitholders of record at the close of business on May 1, 2023 for the period from January 1, 2023 through March 31, 2023.

AAP Distributions. The following table details the distributions to AAP’s partners paid during or pertaining to the first three months of 2023 from distributions received from PAA (in millions):

	Distributions to AAP’s Partners
Distribution Payment Date	Noncontrolling Interests	PAGP	Total Cash Distribution
May 15, 2023 (1)	$13	$52	$65
February 14, 2023	$13	$52	$65

(1)Payable to unitholders of record at the close of business on May 1, 2023 for the period from January 1, 2023 through March 31, 2023.

Consolidated Joint Venture Distributions. The following table details distributions paid to noncontrolling interests of consolidated joint ventures during the periods presented (in millions):

	Three Months Ended March 31,
	2023	2022
Permian JV	$58	$54
Cactus II (1)	14	—
Red River	6	5
	$78	$59

(1)In November 2022, we acquired an additional interest in Cactus II which, combined with changes in the governance of this entity, resulted in our obtaining control of the entity. Subsequent to this transaction, we reflect Cactus II as a consolidated subsidiary. See Note 7 to our Consolidated Financial Statements included in Part IV of our 2022 Annual Report on Form 10-K for additional information on the Cactus II transaction.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7—Derivatives and Risk Management Activities

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

At March 31, 2023 and December 31, 2022, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings. Although we may be required to post margin on our exchange-traded derivatives transacted through a clearing brokerage account, as described below, we do not require our non-cleared derivative counterparties to post collateral with us.

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

In the normal course of our operations, we purchase and sell commodities. We use derivatives to manage the associated risks and to optimize profits. As of March 31, 2023, net derivative positions related to these activities included:

•A net long position of 4.8 million barrels associated with our crude oil purchases, which was unwound ratably during April 2023 to match monthly average pricing.
•A net short time spread position of 5.3 million barrels, which hedges a portion of our anticipated crude oil lease gathering purchases through December 2024.
•A net crude oil basis spread position of 5.1 million barrels at multiple locations through December 2024. These derivatives allow us to lock in grade and location basis differentials.
•A net short position of 14.3 million barrels through June 2024 related to anticipated net sales of crude oil and NGL inventory.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We purchase natural gas for processing and operational needs. Additionally, we purchase NGL mix for fractionation and sell the resulting individual specification products (including ethane, propane, butane and condensate). In conjunction with these activities, we hedge the price risk associated with the purchase of the natural gas and the subsequent sale of the individual specification products. The following table summarizes our open derivative positions utilized to hedge the price risk associated with anticipated purchases and sales related to our natural gas processing and NGL fractionation activities as of March 31, 2023:

Notional Volume
	(Short)/Long	Remaining Tenor
Natural gas purchases	56.0 Bcf	December 2024
Propane sales	(10.6) MMbls	December 2024
Butane sales	(1.0) MMbls	December 2024
Condensate sales	(0.7) MMbls	December 2024
Fuel gas requirements (1)	5.7 Bcf	June 2024
Power supply requirements (1)	2.0 TWh	December 2030

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

Our commodity derivatives are not designated in a hedging relationship for accounting purposes; as such, changes in the fair value are reported in earnings. The following table summarizes the impact of our commodity derivatives recognized in earnings (in millions):

	Three Months Ended March 31,
	2023	2022
Product sales revenues	$(1)	$(213)
Field operating costs	(19)	13
Net loss from commodity derivative activity	$(20)	$(200)

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

	March 31, 2023	December 31, 2022
Initial margin	$74	$93
Variation margin returned	(85)	(236)
Letters of credit	(25)	(25)
Net broker payable	$(36)	$(168)

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

	March 31, 2023				December 31, 2022
			Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet			Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Commodity Derivatives				Commodity Derivatives
	Assets	Liabilities			Assets	Liabilities
Derivative Assets
Other current assets	$120	$(33)	$(36)	$51	$300	$(71)	$(168)	$61
Other long-term assets, net	6	—	—	6	9	(5)	—	4
Derivative Liabilities
Other current liabilities	7	(52)	—	(45)	2	(13)	—	(11)
Other long-term liabilities and deferred credits	1	(5)	—	(4)	—	—	—	—
Total	$134	$(90)	$(36)	$8	$311	$(89)	$(168)	$54

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

The following table summarizes the terms of our outstanding interest rate derivatives as of March 31, 2023 (notional amounts in millions):

Hedged Transaction	Number and Types of Derivatives Employed	Notional Amount	Expected Termination Date	Average Rate Locked	Accounting Treatment
Anticipated interest payments	8 forward starting swaps (30-year)	$200	6/15/2023	1.38%	Cash flow hedge
Anticipated interest payments	4 forward starting swaps (30-year)	$100	6/14/2024	0.74%	Cash flow hedge

As of March 31, 2023, there was a net loss of $110 million deferred in AOCI. The deferred net loss recorded in AOCI is expected to be reclassified to future earnings contemporaneously with interest expense accruals associated with underlying debt instruments. We estimate that substantially all of the remaining deferred loss will be reclassified to earnings through 2054 as the underlying hedged transactions impact earnings. A portion of these amounts is based on market prices as of March 31, 2023; thus, actual amounts to be reclassified will differ and could vary materially as a result of changes in market conditions.

The following table summarizes the net unrealized gain/(loss) recognized in AOCI for derivatives (in millions):

	Three Months Ended March 31,
	2023	2022
Interest rate derivatives, net	$(5)	$32

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2023, the net fair value of our interest rate hedges, which were included in “Other current assets” and “Other long-term assets, net” on our Condensed Consolidated Balance Sheet, totaled $71 million and $44 million, respectively. At December 31, 2022, the net fair value of these hedges totaled $75 million and $45 million, which were included in “Other current assets” and “Other long-term assets, net,” respectively.

Preferred Distribution Rate Reset Option

In January 2023, we received notice that the Series A preferred unitholders elected the Preferred Distribution Rate Reset Option. Prior to this election, the Preferred Distribution Rate Reset Option was accounted for as an embedded derivative. A derivative feature embedded in a contract that does not meet the definition of a derivative in its entirety must be bifurcated and accounted for separately if the economic characteristics and risks of the embedded derivative are not clearly and closely related to those of the host contract. The Preferred Distribution Rate Reset Option embedded derivative was required to be bifurcated from the related host contract, the PAA partnership agreement, and recorded at fair value on our Condensed Consolidated Balance Sheet. The fair value of the Preferred Distribution Rate Reset Option, which was included in “Other long-term liabilities and deferred credits” on our Condensed Consolidated Balance Sheet, totaled $189 million at December 31, 2022. The Preferred Distribution Rate Reset Option was settled when we received notice that the Series A preferred unitholders elected the Preferred Distribution Rate Reset Option. The fair value of the Preferred Distribution Rate Reset Option on the settlement date was $131 million. The Preferred Distribution Rate Reset Option embedded derivative was not designated in a hedging relationship for accounting purposes and corresponding changes in fair value were recognized in “Other income/(expense), net” in our Condensed Consolidated Statements of Operations. For the three months ended March 31, 2023, we recognized a gain of $58 million and for the three months ended March 31, 2022, we recognized a loss of $44 million. See Note 6 for additional information regarding the Preferred Distribution Rate Reset Option.

Recurring Fair Value Measurements

Derivative Financial Assets and Liabilities

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis (in millions):

	Fair Value as of March 31, 2023				Fair Value as of December 31, 2022
Recurring Fair Value Measures (1)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity derivatives	$1	$43	$—	$44	$(7)	$229	$—	$222
Interest rate derivatives	—	115	—	115	—	120	—	120
Preferred Distribution Rate Reset Option	—	—	—	—	—	—	(189)	(189)
Total net derivative asset/(liability)	$1	$158	$—	$159	$(7)	$349	$(189)	$153

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Level 3

Level 3 of the fair value hierarchy includes the Preferred Distribution Rate Reset Option contained in PAA’s partnership agreement which was classified as an embedded derivative. As discussed above, the Preferred Distribution Rate Reset Option was settled on January 31, 2023. The fair value of the Preferred Distribution Rate Reset Option was based on a Monte Carlo valuation model that estimated the fair value of the Series A preferred units with and without the Preferred Distribution Rate Reset Option. This model relied on assumptions for forecasts for the ten-year U.S. Treasury rate, PAA’s common unit price, and default probabilities which impacted timing estimates as to when the option would be exercised.

Rollforward of Level 3 Net Asset/(Liability)

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our derivatives classified as Level 3 (in millions):

	Three Months Ended March 31,
	2023	2022
Beginning Balance	$(189)	$(2)
Net gains/(losses) for the period included in earnings	58	(44)
Settlements	131	2
Ending Balance	$—	$(44)

Change in unrealized gains/(losses) included in earnings relating to Level 3 derivatives still held at the end of the period	$—	$(44)

Note 8—Related Party Transactions

See Note 17 to our Consolidated Financial Statements included in Part IV of our 2022 Annual Report on Form 10-K for a complete discussion of related parties, including the determination of our related parties and nature of involvement with such related parties.

During the three months ended March 31, 2023 and 2022, we recognized sales and transportation revenues, purchased petroleum products and utilized transportation and storage services from related parties. These transactions were conducted at posted tariff rates or prices that we believe approximate market.

The impact to our Condensed Consolidated Statements of Operations from these transactions is included below (in millions):

	Three Months Ended March 31,
	2023	2022
Revenues from related parties	$11	$12

Purchases and related costs from related parties	$99	$97

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Our receivable and payable amounts with these related parties as reflected on our Condensed Consolidated Balance Sheets were as follows (in millions):

	March 31, 2023	December 31, 2022
Trade accounts receivable and other receivables, net from related parties (1)	$73	$45

Trade accounts payable to related parties (1) (2)	$74	$79

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

Note 9—Commitments and Contingencies

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

At both March 31, 2023 and December 31, 2022, our estimated undiscounted reserve for environmental liabilities (excluding liabilities related to the Line 901 incident, as discussed further below) totaled $55 million, of which $10 million was classified as short-term and $45 million was classified as long-term for each period. Such short-term liabilities are reflected in “Other current liabilities” and long-term liabilities are reflected in “Other long-term liabilities and deferred credits” on our Condensed Consolidated Balance Sheets. At March 31, 2023 and December 31, 2022, we had recorded receivables (excluding receivables related to the Line 901 incident) totaling $6 million and $4 million, respectively, for amounts probable of recovery under insurance and from third parties under indemnification agreements, $1 million of which for each period is reflected in “Other long-term assets, net” and the remainder is reflected in “Trade accounts receivable and other receivables, net” on our Condensed Consolidated Balance Sheets.

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

We also received several individual lawsuits and claims from companies, governmental agencies and individuals alleging damages arising out of the Line 901 incident. These lawsuits and claims generally seek restitution, compensatory and punitive damages, and/or injunctive relief. The majority of these lawsuits have been settled or dismissed by the court. In addition to the other lawsuits disclosed herein, the following lawsuits remain: (i) a lawsuit filed in the United States District Court for the Central District of California that was remanded to the California Superior Court in Santa Barbara County for lost revenue or profit asserted by a former oil producer that declared bankruptcy and shut in its offshore production platform following the Line 901 incident; (ii) a lawsuit filed by the California State Land Commission in California Superior Court in Santa Barbara County, seeking lost royalties following the shut-down of Line 901, as well as costs related to the decommissioning of such platform, and (iii) lawsuits filed in California Superior Court in Santa Barbara County, by various companies and individuals who provided labor, goods, or services associated with oil production activities they claim were disrupted following the Line 901 incident. We are vigorously defending these remaining lawsuits and believe we have strong defenses.

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the first proceeding, the plaintiffs seek a declaratory judgment that Plains’ right-of-way agreements would not allow Plains to lay a new pipeline to replace Line 901 and/or the non-operating segment of Line 903 without paying additional compensation. The purchaser of Line 901 and the Sisquoc to Pentland portion of Line 903 has joined this proceeding as a co-defendant with respect to its interest in such acquired pipelines.

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

In 2022, in order to fully and finally resolve all claims and litigation for both classes, we reached an agreement to settle this case in exchange for a payment of $230 million (the “Class Action Settlement”). The Class Action Settlement was formally approved by the trial court on September 20, 2022, and we made the $230 million settlement payment on October 27, 2022. Plains formally submitted claims for reimbursement of the Class Action Settlement to our insurance carriers on November 7, 2022. To date, we have received payment of approximately $3.6 million from one insurer, which represents the final payment obligation of such insurer and brings the total amount collected from all insurers under such program to $275 million of the $500 million policy limits as of March 31, 2023. Insurers responsible for $185 million of the remaining $225 million of coverage formally communicated a denial of coverage for the Class Action Settlement generally alleging that some or all damages encompassed by the Class Action Settlement are not covered by their policies and that all or some portion of the $275 million for which Plains has already received insurance reimbursement does not properly exhaust the underlying policies that paid those sums. The insurer responsible for the final $40 million of coverage under such insurance program has not yet responded to our reimbursement demand. We have initiated arbitration proceedings against the insurers responsible for $175 million of coverage and intend to vigorously pursue recovery from our insurers of all amounts for which we have claimed reimbursement. We believe that our claim for reimbursement from our insurers of the Class Action Settlement payment is strong and that our ultimate recovery of such amounts is probable. Our belief is based on: (i) our analysis of the terms of the underlying insurance policies as applied to the facts and circumstances that comprise our claim for reimbursement, (ii) our experience with the cost submissions and timely collection of claims for the $275 million collected to date for this incident under the same insurance program as the denied claims, including from some of the same insurers who are now denying claims, (iii) our extensive legal review and assessment of the insurer’s claimed basis for denial of coverage, which review and assessment includes the advice of external legal counsel experienced in these type of matters and solidly supports our belief that our insurers are required to provide coverage based on the terms of the policies and the nature of our claims, and (iv) the financial strength of the insurance carriers as determined by an independent credit ratings agency. Various factors could impact the timing and amount of recovery of our insurance receivable, including future developments that adversely impact our assessment of the strength of our coverage claims, the outcome of any dispute resolution proceedings with respect to our coverage claims and the extent to which insurers may become insolvent in the future. An unfavorable resolution could have a material impact on our results of operations.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In connection with the foregoing, including the Class Action Settlement and the Derivative Settlement, we have made adjustments to our total estimated Line 901 costs and the portion of such costs that we believe are probable of recovery from insurance carriers, net of deductibles. Effective as of March 31, 2023, we estimate that the aggregate total costs we have incurred or will incur with respect to the Line 901 incident will be approximately $740 million, which includes actual and projected emergency response and clean-up costs, natural resource damage assessments, fines and penalties payable pursuant to the Consent Decree, certain third party claims settlements (including the Class Action Settlement and the Derivative Settlement), and estimated costs associated with our remaining Line 901 lawsuits and claims as described above, as well as estimates for certain legal fees and statutory interest where applicable. We accrue such estimates of aggregate total costs to “Field operating costs” in our Condensed Consolidated Statements of Operations. This estimate considers our prior experience in environmental investigation and remediation matters and available data from, and in consultation with, our environmental and other specialists, as well as currently available facts and presently enacted laws and regulations. We have made assumptions for (i) the resolution of certain third party claims and lawsuits, but excluding claims and lawsuits with respect to which losses are not probable and reasonably estimable, and excluding future claims and lawsuits and (ii) the nature, extent and cost of legal services that will be required in connection with all lawsuits, claims and other matters requiring legal or expert advice associated with the Line 901 incident. Our estimate does not include any lost revenue associated with the shutdown of Line 901 or 903 and does not include any liabilities or costs that are not reasonably estimable at this time or that relate to contingencies where we currently regard the likelihood of loss as being only reasonably possible or remote. We believe we have accrued adequate amounts for all probable and reasonably estimable costs; however, this estimate is subject to uncertainties associated with the assumptions that we have made. For example, with respect to potential losses that we regard as only reasonably possible or remote, we have made assumptions regarding the strength of our legal position based on our assessment of the relevant facts and applicable law and precedent; if our assumptions regarding such matters turn out to be inaccurate (i.e., we are found to be liable under circumstances where we regard the likelihood of loss as being only reasonably possible or remote), we could be responsible for significant costs and expenses that are not currently included in our estimates and accruals. In addition, for any potential losses that we regard as probable and for which we have accrued an estimate of the potential losses, our estimates regarding damages, legal fees, court costs and interest could turn out to be inaccurate and the actual losses we incur could be significantly higher than the amounts included in our estimates and accruals. Also, the amount of time it takes for us to resolve all of the current and future lawsuits and claims that relate to the Line 901 incident could turn out to be significantly longer than we have assumed, and as a result the costs we incur for legal services could be significantly higher than we have estimated. Accordingly, our assumptions and estimates may turn out to be inaccurate and our total costs could turn out to be materially higher; therefore, we can provide no assurance that we will not have to accrue significant additional costs in the future with respect to the Line 901 incident.

During the three months ended March 31, 2022, we recognized costs, net of amounts probable of recovery from insurance carriers, of $85 million. We did not recognize any such costs during the three months ended March 31, 2023. As of March 31, 2023, we had a remaining undiscounted gross liability of approximately $100 million related to the Line 901 incident, which aggregate amount is reflected in “Current liabilities” on our Condensed Consolidated Balance Sheet. As discussed above, we maintain insurance coverage, which is subject to certain exclusions and deductibles, in the event of such liabilities. As of March 31, 2023, our incurred costs for the Line 901 incident have exceeded our insurance coverage limit of $500 million related to our 2015 insurance program applicable to the Line 901 incident by $240 million. Through March 31, 2023, we had collected, subject to customary reservations, approximately $280 million out of the $505 million of release costs that we believe are probable of recovery from insurance carriers (including the 2015 insurance program and our directors and officers (D&O) insurance policies), net of deductibles. Therefore, as of March 31, 2023, we have recognized a long-term receivable of approximately $225 million for the portion of the release costs that we believe is probable of recovery from insurance, net of deductibles and amounts already collected. We anticipate that the process to enforce our coverage claims with respect to the Class Action Settlement will take time and, accordingly, have recognized such amount as a long-term asset in “Other assets” on our Condensed Consolidated Balance Sheet. We have completed the required clean-up and remediation work as determined by the Unified Command and the Unified Command has been dissolved; however, we expect to make payments for additional legal, professional and regulatory costs during future periods. Taking into account the costs that we have included in our total estimate of costs for the Line 901 incident and considering what we regard as very strong defenses to the claims made in our remaining Line 901 lawsuits, we do not believe the ultimate resolution of such remaining lawsuits will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 10—Segment Information

We manage our operations through two operating segments, which are also our reportable segments: Crude Oil and NGL. See Note 20 to our Consolidated Financial Statements included in Part IV of our 2022 Annual Report on Form 10-K for a summary of the types of products and services from which each segment derives its revenues. Our CODM (our Chief Executive Officer) evaluates segment performance based on measures including Segment Adjusted EBITDA (as defined below) and maintenance capital.

The measure of Segment Adjusted EBITDA forms the basis of our internal financial reporting and is the primary performance measure used by our CODM in assessing performance and allocating resources among our operating segments. We define Segment Adjusted EBITDA as revenues and equity earnings in unconsolidated entities less (a) purchases and related costs, (b) field operating costs and (c) segment general and administrative expenses, plus (d) our proportionate share of the depreciation and amortization expense (including write-downs related to cancelled projects and impairments) of unconsolidated entities, further adjusted (e) for certain selected items including (i) gains and losses on derivative instruments that are related to underlying activities in another period (or the reversal of such adjustments from a prior period), gains and losses on derivatives that are either related to investing activities (such as the purchase of linefill) or purchases of long-term inventory, and inventory valuation adjustments, as applicable, (ii) long-term inventory costing adjustments, (iii) charges for obligations that are expected to be settled with the issuance of equity instruments, (iv) amounts related to deficiencies associated with minimum volume commitments, net of the applicable amounts subsequently recognized into revenue and (v) other items that our CODM believes are integral to understanding our core segment operating performance and (f) to exclude the portion of all preceding items that is attributable to noncontrolling interests (“Adjusted EBITDA attributable to noncontrolling interests”).

The following tables reflect certain financial data for each segment (in millions):

	Crude Oil	NGL	Intersegment Revenues Elimination	Total
Three Months Ended March 31, 2023
Revenues (1):
Product sales	$11,409	$635	$(101)	$11,943
Services	349	55	(6)	398
Total revenues	$11,758	$690	$(107)	$12,341
Equity earnings in unconsolidated entities	$89	$—		$89
Segment Adjusted EBITDA	$517	$192		$709
Maintenance capital expenditures	$32	$16		$48

Three Months Ended March 31, 2022
Revenues (1):
Product sales	$12,811	$682	$(112)	$13,381
Services	268	53	(8)	313
Total revenues	$13,079	$735	$(120)	$13,694
Equity earnings in unconsolidated entities	$97	$—		$97
Segment Adjusted EBITDA	$453	$161		$614
Maintenance capital expenditures	$19	$8		$27

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Segment Adjusted EBITDA Reconciliation

The following table reconciles Segment Adjusted EBITDA to Net income attributable to PAGP (in millions):

	Three Months Ended March 31,
	2023	2022
Segment Adjusted EBITDA	$709	$614
Adjustments: (1)
Depreciation and amortization of unconsolidated entities (2)	(22)	(20)
Derivative activities and inventory valuation adjustments (3)	(92)	(88)
Long-term inventory costing adjustments (4)	(29)	92
Deficiencies under minimum volume commitments, net (5)	7	(6)
Equity-indexed compensation expense (6)	(10)	(7)
Foreign currency revaluation (7)	3	2
Line 901 incident (8)	—	(85)
Adjusted EBITDA attributable to noncontrolling interests in consolidated joint ventures (9)	98	76
Unallocated general and administrative expenses (10)	(1)	(1)
Depreciation and amortization	(257)	(231)
Gains/(losses) on asset sales and asset impairments, net	154	42
Interest expense, net	(98)	(107)
Other income/(expense), net	64	(37)
Income before tax	526	244
Income tax expense	(83)	(35)
Net income	443	209
Net income attributable to noncontrolling interests	(374)	(187)
Net income attributable to PAGP	$69	$22

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
(6)Our total equity-indexed compensation expense includes expense associated with awards that will be settled in PAA common units and awards that will be settled in cash. The awards that will be settled in PAA common units are included in PAA’s diluted net income per unit calculation when the applicable performance criteria have been met. We exclude compensation expense associated with these awards in determining Segment Adjusted EBITDA as the dilutive impact of the outstanding awards is included in PAA’s diluted net income per unit calculation, as applicable. The portion of compensation expense associated with awards that will settle in cash is not excluded in determining Segment Adjusted EBITDA. See Note 18 to our Consolidated Financial Statements included in Part IV of our 2022 Annual Report on Form 10-K for a discussion regarding our equity-indexed compensation plans.
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
(8)Includes costs recognized during the period related to the Line 901 incident that occurred in May 2015, net of amounts we believe are probable of recovery from insurance. See Note 9 for additional information regarding the Line 901 incident.
(9)Reflects amounts attributable to noncontrolling interests in the Permian JV, Cactus II and Red River.
(10)Represents general and administrative expenses incremental to those of PAA, which are not allocated to our reporting segments in determining Segment Adjusted EBITDA.

Note 11—Divestitures

Keyera Fort Saskatchewan Divestiture. In February 2023, we sold our 21% non-operated/undivided joint interest in the Keyera Fort Saskatchewan facility for approximately $270 million. As of December 31, 2022, we classified the assets related to this transaction (primarily “Property and equipment” in our NGL segment), valued at the lower of the carrying amount or fair value less costs to sell, of approximately $130 million as assets held for sale, which is reflected in “Other current assets” on our Condensed Consolidated Balance Sheet. Upon the sale of this facility, we recognized a gain of approximately $140 million which is included in “(Gains)/losses on asset sales and asset impairments, net” on our Condensed Consolidated Statement of Operations.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion is intended to provide investors with an understanding of our financial condition and results of our operations and should be read in conjunction with our historical Consolidated Financial Statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in our 2022 Annual Report on Form 10-K. For more detailed information regarding the basis of presentation for the following financial information, see the Condensed Consolidated Financial Statements and related notes that are contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our discussion and analysis includes the following:

•Executive Summary
•Results of Operations
•Liquidity and Capital Resources
•Recent Accounting Pronouncements
•Forward-Looking Statements

Executive Summary

Company Overview

We are a Delaware limited partnership that has elected to be taxed as a corporation for United States federal income tax purposes. As of March 31, 2023, our sole cash-generating assets consisted of an approximate 81% limited partner interest in AAP. We also own a 100% managing member interest in GP LLC, which holds the non-economic general partner interest in AAP. As of March 31, 2023, AAP directly owned a limited partner interest in PAA through its ownership of approximately 240.8 million PAA common units (approximately 31% of PAA’s total outstanding common units and Series A preferred units combined). AAP is the sole member of PAA GP, which holds the non-economic general partner interest in PAA.

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

Overview of Operating Results

During the first three months of 2023, we recognized net income of $443 million compared to $209 million during the first three months of 2022. The increase in operating results for the first three months of 2023 over the comparable 2022 period was driven primarily by more favorable margins in our NGL segment, increased earnings from our crude oil pipelines and more favorable crude oil market-based opportunities. In addition, the 2022 comparative period was impacted by an increase in the accrual for estimated costs associated with the Line 901 incident.

Additionally, net income for the first quarter of 2023 compared to the first quarter 2022 includes more favorable impacts from gains on asset sales and the mark-to-market adjustment of the Preferred Distribution Rate Reset Option, partially offset by less favorable impacts of long-term inventory costing adjustments.

See the “Results of Operations” section below for further discussion.

Results of Operations

Consolidated Results

The following table sets forth an overview of our consolidated financial results calculated in accordance with GAAP (in millions, except per share data):

	Three Months Ended March 31,		Variance
	2023	2022	$	%
Product sales revenues	$11,943	$13,381	$(1,438)	(11)%
Services revenues	398	313	85	27%
Purchases and related costs	(11,323)	(12,785)	1,462	11%
Field operating costs	(357)	(346)	(11)	(3)%
General and administrative expenses	(87)	(83)	(4)	(5)%
Depreciation and amortization	(257)	(231)	(26)	(11)%
Gains/(losses) on asset sales and asset impairments, net	154	42	112	267%
Equity earnings in unconsolidated entities	89	97	(8)	(8)%
Interest expense, net	(98)	(107)	9	8%
Other income/(expense), net	64	(37)	101	**
Income tax expense	(83)	(35)	(48)	(137)%
Net income	443	209	234	112%
Net income attributable to noncontrolling interests	(374)	(187)	(187)	(100)%
Net income attributable to PAGP	$69	$22	$47	214%

Basic and diluted net income per Class A share	$0.35	$0.11	$0.24	218%
Basic and diluted weighted average Class A shares outstanding	194	194	—	—%

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

A majority of our sales and purchases are indexed to WTI. The following table presents the range of NYMEX WTI benchmark prices of crude oil (in dollars per barrel):

	NYMEX WTI Crude Oil Price
	Low	High	Average
Three Months Ended March 31, 2023	$67	$82	$76
Three Months Ended March 31, 2022	$76	$124	$95

Product sales revenues and purchases decreased for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to lower prices in the 2023 period, partially offset by higher volumes in the 2023 period.

Revenues from services increased for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to higher volumes and tariff escalations in the 2023 period, as well as the impact of the consolidation of Cactus II resulting from our acquisition of an additional interest in November 2022.

See further discussion of our net revenues (revenues less purchases and related costs) in the “—Analysis of Operating Segments” section below.

Field Operating Costs

See discussion of field operating costs in the “—Analysis of Operating Segments” section below.

General and Administrative Expenses

The increase in general and administrative expenses for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to (i) higher information systems costs due to ongoing systems integration work and (ii) higher employee-related costs, including an increase in equity-indexed compensation expense on equity-classified awards (which is excluded in the calculation of Adjusted EBITDA and Segment Adjusted EBITDA), partially offset by (iii) lower transition costs associated with the formation of the Permian JV.

Gains/(Losses) on Asset Sales and Asset Impairments, Net

The net gains on asset sales and asset impairments during the first quarter of 2023 primarily included a gain of approximately $140 million related to the sale of our Keyera Fort Saskatchewan facility. See Note 11 to our Condensed Consolidated Financial Statements for additional discussion of this transaction.

During the first quarter of 2022, we recognized a gain of $40 million related to the sale of land and buildings in California.

Depreciation and Amortization

The increase in depreciation and amortization expense for the three months ended March 31, 2023 compared to the same period in 2022 was largely driven by our acquisition of an additional interest in Cactus II, for which our ownership interest is now consolidated. See Note 7 to our Consolidated Financial Statements included in Part IV of our 2022 Annual Report on Form 10-K for additional information.

Interest Expense, Net

The decrease in interest expense for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to a lower weighted average debt balance during the 2023 period largely driven by the repayment of $750 million of senior notes in March 2022 and $400 million of senior notes in January 2023.

Other Income/(Expense), Net

The following table summarizes the components impacting Other income/(expense), net (in millions):

	Three Months Ended March 31,
	2023	2022
Gain/(loss) on mark-to-market adjustment of Preferred Distribution Rate Reset Option embedded derivative(1)	$58	$(44)
Net gain on foreign currency revaluation (2)	—	7
Other	6	—
	$64	$(37)

(1)See Note 7 to our Condensed Consolidated Financial Statements for additional information.
(2)The activity during the periods presented was primarily related to the impact from the change in the USD to CAD exchange rate on the portion of our intercompany net investment that is not long-term in nature.

Income Tax (Expense)/Benefit

The net unfavorable income tax variance for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to the impact of higher earnings, including activity within our Canadian operations and the tax impact of the Keyera Fort Saskatchewan divestiture.

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

Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization (including our proportionate share of depreciation and amortization, including write-downs related to cancelled projects and impairments, of unconsolidated entities), gains and losses on asset sales and asset impairments and gains on and impairments of investments in unconsolidated entities, adjusted for certain selected items impacting comparability.

Our definition and calculation of certain non-GAAP financial measures may not be comparable to similarly-titled measures of other companies. Adjusted EBITDA and Adjusted EBITDA attributable to PAA are reconciled to Net Income, the most directly comparable measures as reported in accordance with GAAP, and should be viewed in addition to, and not in lieu of, our Condensed Consolidated Financial Statements and accompanying notes.

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

The following table sets forth the reconciliation of the non-GAAP financial performance measures Adjusted EBITDA and Adjusted EBITDA attributable to PAA to Net Income (in millions):

	Three Months Ended March 31,		Variance
	2023	2022	$	%
Net income	$443	$209	$234	112%
Interest expense, net	98	107	(9)	(8)%
Income tax expense	83	35	48	137%
Depreciation and amortization	257	231	26	11%
(Gains)/losses on asset sales and asset impairments, net	(154)	(42)	(112)	(267)%
Depreciation and amortization of unconsolidated entities (1)	22	20	2	10%
Unallocated general and administrative expenses (2)	1	1	—	—%
Selected Items Impacting Comparability:
Derivative activities and inventory valuation adjustments	92	88	4	**
Long-term inventory costing adjustments	29	(92)	121	**
Deficiencies under minimum volume commitments, net	(7)	6	(13)	**
Equity-indexed compensation expense	10	7	3	**
Foreign currency revaluation	(3)	(2)	(1)	**
Line 901 incident	—	85	(85)	**
Selected Items Impacting Comparability - Segment Adjusted EBITDA (3)	121	92	29	**
Mark-to-market adjustment of Preferred Distribution Rate Reset Option embedded derivative (4)	(58)	44	(102)	**
Foreign currency revaluation (5)	—	(7)	7	**
Selected Items Impacting Comparability - Adjusted EBITDA (6)	63	129	(66)	**
Adjusted EBITDA (6)	$813	$690	$123	18%
Adjusted EBITDA attributable to noncontrolling interests in consolidated joint ventures (7)	(98)	(76)	(22)	(29)%
Adjusted EBITDA attributable to PAA	$715	$614	$101	16%

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
(3)For a more detailed discussion of these selected items impacting comparability, see the footnotes to the Segment Adjusted EBITDA Reconciliation table in Note 10 to our Condensed Consolidated Financial Statements.
(4)The Preferred Distribution Rate Reset Option of PAA’s Series A preferred units is accounted for as an embedded derivative and recorded at fair value in our Condensed Consolidated Financial Statements. The associated gains and losses are not integral to our results and were thus classified as a selected item impacting comparability. See Note 7 to our Condensed Consolidated Financial Statements for additional information regarding the Preferred Distribution Rate Reset Option.
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

(6)Other income/(expense), net on our Condensed Consolidated Statements of Operations, adjusted for selected items impacting comparability (“Adjusted other income/(expense), net”) is included in Adjusted EBITDA and excluded from Segment Adjusted EBITDA.
(7)Reflects amounts attributable to noncontrolling interests in the Permian JV, Cactus II and Red River.

Analysis of Operating Segments

We manage our operations through two operating segments: Crude Oil and NGL. Our CODM (our Chief Executive Officer) evaluates segment performance based on a variety of measures including Segment Adjusted EBITDA, segment volumes and maintenance capital investment. See Note 10 to our Condensed Consolidated Financial Statements for our definition of Segment Adjusted EBITDA and a reconciliation of Segment Adjusted EBITDA to Net income attributable to PAGP. See Note 20 to our Consolidated Financial Statements included in Part IV of our 2022 Annual Report on Form 10-K for our definition of maintenance capital.

Crude Oil Segment

Our Crude Oil segment operations generally consist of gathering and transporting crude oil using pipelines, gathering systems, trucks and, at times, on barges or railcars, in addition to providing terminalling, storage and other related services utilizing our integrated assets across the United States and Canada. Our assets serve third parties and are also supported by our merchant activities. Our merchant activities include the purchase of crude oil supply and the movement of this supply on our assets or third-party assets to sales locations, including our terminals, third-party connecting carriers, regional hubs or to refineries. Our merchant activities are subject to our risk management policies and may include the use of derivative instruments to manage exposure to commodity prices and, at times, to provide upside opportunities.

Our Crude Oil segment generates revenue through a combination of tariffs, pipeline capacity agreements and other transportation fees, month-to-month and multi-year storage and terminalling agreements and the sale of gathered and bulk-purchased crude oil. Tariffs and other fees on our pipeline systems are typically based on volumes transported and vary by receipt point and delivery point. Fees for our terminalling and storage services are based on capacity leases and throughput volumes. Generally, results from our merchant activities are primarily impacted by (i) increases or decreases in our lease gathering crude oil purchases volumes and (ii) volatility in commodity prices, as well as grade and regional price differentials and time spreads. The segment results also include the direct fixed and variable field costs of operating the crude oil assets, as well as an allocation of indirect operating costs.

The following tables set forth our operating results from our Crude Oil segment:

Operating Results (1)	Three Months Ended March 31,		Variance
(in millions)	2023	2022	$	%
Revenues	$11,758	$13,079	$(1,321)	(10)%
Purchases and related costs	(10,940)	(12,393)	1,453	12%
Field operating costs	(257)	(282)	25	9%
Segment general and administrative expenses (2)	(67)	(63)	(4)	(6)%
Equity earnings in unconsolidated entities	89	97	(8)	(8)%

Adjustments (3):
Depreciation and amortization of unconsolidated entities	22	20	2	**
Derivative activities and inventory valuation adjustments	(12)	59	(71)	**
Long-term inventory costing adjustments	21	(85)	106	**
Deficiencies under minimum volume commitments, net	(7)	6	(13)	**
Equity-indexed compensation expense	10	7	3	**
Foreign currency revaluation	(2)	(1)	(1)	**
Line 901 incident	—	85	(85)	**
Adjusted EBITDA attributable to noncontrolling interests in consolidated joint ventures	(98)	(76)	(22)	**
Segment Adjusted EBITDA	$517	$453	$64	14%

Maintenance capital expenditures	$32	$19	$13	68%

	Three Months Ended March 31,		Variance
Average Volumes	2023	2022	Volumes	%
Crude oil pipeline tariff (by region) (4)
Permian Basin (5)	6,295	5,214	1,081	21%
Other (5)	1,985	1,945	40	2%
Total crude oil pipeline tariff	8,280	7,159	1,121	16%

Commercial crude oil storage capacity (5)(6)	72	72	—	—%

Crude oil lease gathering purchases (4)	1,428	1,361	67	5%

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
(3)Represents adjustments included in the performance measure utilized by our CODM in the evaluation of segment results. See Note 10 to our Condensed Consolidated Financial Statements for additional discussion of such adjustments.
(4)Average volumes in thousands of barrels per day calculated as the total volumes (attributable to our interest for assets owned by unconsolidated entities or through undivided joint interests) for the period divided by the number of days in the period. Volumes associated with assets acquired during the periods represent total volumes for the number of days we actually owned the assets divided by the number of days in the period.

(5)Includes volumes (attributable to our interest) from assets owned by unconsolidated entities.
(6)Average monthly capacity in millions of barrels calculated as total volumes for the period divided by the number of months in the period.

Segment Adjusted EBITDA

Crude Oil Segment Adjusted EBITDA was favorably impacted for the three months ended March 31, 2023 compared to the same period in 2022 by higher volumes on our pipeline systems, particularly on our Permian Basin and Capline assets, tariff escalations and favorable Canadian market-based opportunities. These items were partially offset by the impact of increased operating expenses and minimum volume commitment deficiency payments received in the first quarter of 2022.

The following is a more detailed discussion of the significant factors impacting Segment Adjusted EBITDA for the three months ended March 31, 2023 compared to the same period in 2022.

•Market Opportunities. Our results for the three months ended March 31, 2023 include the impact of Canadian crude oil market-based opportunities due to more favorable differentials as compared to the three months ended March 31, 2022.

•Pipeline Volumes. Our Permian Basin gathering pipelines were favorably impacted by higher volumes, which were underpinned by increased production and new well connections, and tariff escalations in the 2023 period.

Our long-haul pipelines were also favorably impacted by higher volumes in the 2023 period, particularly on our Permian Basin and Capline pipelines. The favorable impact of higher volumes on our Permian Basin pipelines, including the benefit from our acquisition of an additional interest in Cactus II in November 2022, was partially offset by the impact of minimum volume commitment deficiency payments received in the first quarter of 2022.

A majority of our Permian Basin gathering and intra-basin pipelines are owned by the Permian JV, a consolidated entity in which we own a 65% interest, and our Permian Basin long-haul pipelines include Cactus II, in which we own a 70% interest. We deduct the portion of the financial results attributable to noncontrolling interests in the Permian JV and Cactus II in determining Segment Adjusted EBITDA.

•Field Operating Costs. The decrease in field operating costs for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to the recognition of additional estimated costs associated with the Line 901 incident in the 2022 period (which impact field operating costs but are excluded from Segment Adjusted EBITDA and thus are reflected as an “Adjustment” in the table above). This decrease was partially offset by (i) increased utilities costs due to a combinations of higher volumes and prices, (ii) incremental consolidated operating costs in connection with our acquisition of an additional interest in Cactus II, (iii) increased employee-related costs primarily resulting from higher average headcount and salaries and (iv) an increase in unrealized mark-to-market losses on power hedges (which impact our field operating costs but are excluded from Segment Adjusted EBITDA and thus are reflected as an “Adjustment” in the table above).

Maintenance Capital. The increase in maintenance capital spending for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to ongoing station upgrades, truck lease buyouts, integrity projects and tank maintenance, partially offset by lower costs due to the completion of certain projects.

NGL Segment

Our NGL segment operations involve natural gas processing and NGL fractionation, storage, transportation and terminalling. Our NGL revenues are primarily derived from a combination of (i) providing gathering, fractionation, storage, and/or terminalling services to third-party customers for a fee, and (ii) extracting NGL mix from the gas stream processed at our Empress straddle plant facility as well as acquiring NGL mix, which is then transported, stored and fractionated into finished products and sold to customers. Our management of our commodity exposure is subject to our risk management policies and may include the use of derivative instruments to mitigate the risk of such exposure and, at times, to provide upside opportunities.

Generally, our segment results are impacted by (i) increases or decreases in our NGL sales volumes, (ii) volatility in commodity prices, the differential between the price of natural gas and the extracted NGL (“frac spread”), as well as location differentials and time spreads, and (iii) the volume of natural gas transported on third-party assets through our Empress straddle plant.

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

The following tables set forth our operating results from our NGL segment:

Operating Results (1)	Three Months Ended March 31,		Variance
(in millions)	2023	2022	$	%
Revenues	$690	$735	$(45)	(6)%
Purchases and related costs	(490)	(512)	22	4%
Field operating costs	(100)	(64)	(36)	(56)%
Segment general and administrative expenses (2)	(19)	(19)	—	—%

Adjustments (3):
Derivative activities	104	29	75	**
Long-term inventory costing adjustments	8	(7)	15	**
Foreign currency revaluation	(1)	(1)	—	**
Segment Adjusted EBITDA	$192	$161	$31	19%

Maintenance capital expenditures	$16	$8	$8	100%

	Three Months Ended March 31,		Variance
Average Volumes (in thousands of barrels per day) (4)	2023	2022	Volumes	%
NGL fractionation	144	134	10	7%

NGL pipeline tariff	194	176	18	10%

Propane and butane sales (5)	138	134	4	3%

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
(3)Represents adjustments included in the performance measure utilized by our CODM in the evaluation of segment results. See Note 10 to our Condensed Consolidated Financial Statements for additional discussion of such adjustments.
(4)Average daily volumes are calculated as total volumes (attributable to our interest for assets owned through undivided joint interests) for the period divided by the number of days in the period.

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

Segment Adjusted EBITDA

NGL Segment Adjusted EBITDA increased for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to the favorable impact of higher sales volumes at higher realized margins. These items were partially offset by the impact of increased utilities-related costs, primarily due to higher prices, and asset sales.

Significant variances in the components of Segment Adjusted EBITDA are discussed in more detail below.

Net Revenues. Net revenue includes the impact of derivative activities and long-term inventory costing adjustments, which are excluded from Segment Adjusted EBITDA and thus are reflected as an “Adjustment” in the table above. Excluding such impacts, net revenues from our NGL sales activities increased for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to (i) higher butane sales volumes as a result of higher production and increased third-party demand, (ii) favorable propane basis differentials, and (iii) higher realized frac spreads. In addition, there were higher processing revenues at our Empress straddle plants resulting from a commercial agreement executed in conjunction with the increase in our Empress ownership in the fourth quarter of 2022. These items were partially offset by the impact of the sale of our Keyera Fort Saskatchewan facility in the first quarter of 2023.

Field Operating Costs. The increase in field operating costs for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to increased utilities-related costs largely as a result of higher prices, as well as our increased ownership in the Empress straddle plants effective in the fourth quarter of 2022 and an increase in unrealized mark-to-market losses on power hedges (which impact our field operating costs but are excluded from Segment Adjusted EBITDA and thus are reflected as an “Adjustment” in the table above). The increase in utilities-related costs was partially offset by the benefit to net revenues of operating cost recoveries realized through commercial agreements.

Maintenance Capital. The increase in maintenance capital spending for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to equipment repairs and replacement projects at certain of our fractionation facilities.

Liquidity and Capital Resources

General

Our primary sources of liquidity are (i) cash flow from operating activities and (ii) borrowings under PAA’s credit facilities or commercial paper program. In addition, we may supplement these primary sources of liquidity with proceeds from asset sales, and in the past have utilized funds received from sales of equity and debt securities. Our primary cash requirements include, but are not limited to, (i) ordinary course of business uses, such as the payment of amounts related to the purchase of crude oil, NGL and other products, payment of other expenses and interest payments on outstanding debt, (ii) investment and maintenance capital activities, (iii) acquisitions of assets or businesses, (iv) repayment of principal on long-term debt and (v) distributions to our Class A shareholders and noncontrolling interests. In addition, we may use cash for repurchases of common equity. We generally expect to fund our short-term cash requirements through cash flow generated from operating activities and/or borrowings under PAA’s credit facilities or commercial paper program. In addition, we generally expect to fund our long-term needs, such as those resulting from investment capital activities, acquisitions or refinancing long-term debt, through a variety of sources, which may include any or a combination of the sources listed above.

As of March 31, 2023, although we had a working capital deficit of $243 million, we had approximately $3.1 billion of liquidity available to meet our ongoing operating, investing and financing needs, subject to continued covenant compliance, as noted below (in millions):

As of March 31, 2023
Availability under PAA senior unsecured revolving credit facility (1) (2)	$1,272
Availability under PAA senior secured hedged inventory facility (1) (2)	1,284
Amounts outstanding under PAA commercial paper program	—
Subtotal	2,556
Cash and cash equivalents (3)	516
Total	$3,072

(1)Represents availability prior to giving effect to borrowings outstanding under the PAA commercial paper program, which reduce available capacity under the credit facilities.
(2)Available capacity under the PAA senior unsecured revolving credit facility and the PAA senior secured hedged inventory facility was reduced by outstanding letters of credit of $78 million and $66 million, respectively.
(3)Excludes restricted cash of $13 million.

Usage of PAA’s credit facilities, and, in turn, its commercial paper program, is subject to ongoing compliance with covenants. The credit agreements for PAA’s revolving credit facilities (which impact PAA’s ability to access its commercial paper program because they provide the financial backstop that supports its short-term credit ratings) and the indentures governing its senior notes contain cross-default provisions. A default under PAA’s credit agreements or indentures would permit the lenders to accelerate the maturity of the outstanding debt. As long as PAA is in compliance with the provisions in its credit agreements, its ability to make distributions of available cash is not restricted. PAA was in compliance with the covenants contained in its credit agreements and indentures as of March 31, 2023.

We believe that we have, and will continue to have, the ability to access the PAA commercial paper program and credit facilities, which we use to meet our short-term cash needs. We believe that our financial position remains strong and we have sufficient liquid assets, cash flow from operating activities and borrowing capacity under the credit agreements to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures. We are, however, subject to business and operational risks that could adversely affect our cash flow, including extended disruptions in the financial markets and/or energy price volatility resulting from current macroeconomic and geopolitical conditions associated with the COVID-19 pandemic and/or actions by the Organization of Petroleum Exporting Countries (“OPEC”). A prolonged material decrease in our cash flows would likely produce an adverse effect on our borrowing capacity and cost of borrowing. Our borrowing capacity and borrowing costs are also impacted by PAA’s credit rating. See Item 1A. “Risk Factors” included in our 2022 Annual Report on Form 10-K for further discussion regarding risks that may impact our liquidity and capital resources.

Cash Flow from Operating Activities

For a comprehensive discussion of the primary drivers of cash flow from operating activities, including the impact of varying market conditions and the timing of settlement of our derivatives, see Item 7. “Liquidity and Capital Resources—Cash Flow from Operating Activities” included in our 2022 Annual Report on Form 10-K.

Net cash provided by operating activities for the first three months of 2023 and 2022 was $742 million and $339 million, respectively, and primarily resulted from earnings from our operations. In addition, the 2023 period was favorably impacted by net positive changes in working capital items, largely associated with reducing inventory levels during the period.

Investing Activities

Capital Expenditures

In addition to our operating needs, we also use cash for our investment capital projects, maintenance capital activities and acquisition activities. We fund these expenditures with cash generated by operating activities, financing activities and/or proceeds from asset sales. The following table summarizes our investment and maintenance capital expenditures (in millions):

	Three Months Ended March 31,
	2023	2022
Investment capital (1) (2) (3)	$80	$109
Maintenance capital (1) (3)	48	27
	$128	$136

(1)Capital expenditures made to expand the existing operating and/or earnings capacity of our assets are classified as “Investment capital.” Capital expenditures made to replace and/or refurbish partially or fully depreciated assets in order to maintain the operating and/or earnings capacity of our existing assets are classified as “Maintenance capital.”
(2)Includes contributions to unconsolidated entities, accounted for under the equity method of accounting, related to investment capital projects by such entities.
(3)Investment capital and maintenance capital, net to our interest, was approximately $58 million and $45 million, respectively, for the three months ended March 31, 2023, and approximately $94 million and $26 million, respectively, for the three months ended March 31, 2022.

2023 Investment and Maintenance Capital. Total investment capital for the year ending December 31, 2023 is projected to be approximately $420 million ($325 million net to our interest). Approximately half of our projected investment capital expenditures are expected to be invested in the Permian JV assets. Additionally, maintenance capital for 2023 is projected to be $205 million ($195 million net to our interest). We expect to fund our 2023 investment and maintenance capital expenditures primarily with retained cash flow.

Divestitures

Proceeds from the sale of assets have generally been used to fund our investment capital projects and reduce debt levels. The following table summarizes the proceeds received during the first three months of 2023 and 2022 from sales of assets (in millions):

	Three Months Ended March 31,
	2023	2022
Proceeds from divestitures (1)	$284	$53

(1)Represents proceeds, including working capital adjustments, net of transaction costs. The proceeds from divestitures for the three months ended March 31, 2023 are primarily from the sale of our 21% non-operated/undivided joint interest in the Keyera Fort Saskatchewan facility in February 2023. See Note 11 to our Condensed Consolidated Financial Statements for additional discussion of this transaction.

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

We typically do not announce a transaction until after we have executed a definitive agreement. In certain cases, in order to protect our business interests or for other reasons, we may defer public announcement of a transaction until closing or a later date. Past experience has demonstrated that discussions and negotiations regarding a potential transaction can advance or terminate in a short period of time. Moreover, the closing of any transaction for which we have entered into a definitive agreement may be subject to customary and other closing conditions, which may not ultimately be satisfied or waived. Accordingly, we can give no assurance that our current or future efforts with respect to any such transactions will be successful, and we can provide no assurance that our financial expectations with respect to such transactions will ultimately be realized. See Item 1A. “Risk Factors—Risks Related to PAA’s Business—Acquisitions and divestitures involve risks that may adversely affect PAA’s business” included in our 2022 Annual Report on Form 10-K.

Financing Activities

Our financing activities primarily relate to funding investment capital projects, acquisitions and refinancing of our debt maturities, as well as short-term working capital (including borrowings for NYMEX and ICE margin deposits) and hedged inventory borrowings related to our NGL business and contango market activities.

Borrowings and Repayments Under Credit Agreements

We had no net borrowings or repayments under the PAA credit facilities or commercial paper program during the three months ended March 31, 2023.

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

Repayment of Senior Notes

On January 31, 2023, PAA redeemed its 2.85%, $400 million senior notes. PAA utilized a combination of cash on hand and borrowings under its commercial paper program to repay these senior notes. PAA also intends to utilize a combination of cash flow from operating activities, proceeds from asset sales and borrowings under its commercial paper program to repay its 3.85%, $700 million senior notes due October 2023.

Common Equity Repurchase Program

PAA repurchased 2.4 million common units under the Common Equity Repurchase Program (the “Program”) during the three months ended March 31, 2022 for a total purchase price of $25 million, including commissions and fees. There were no repurchases under the Program during the three months ended March 31, 2023. The remaining available capacity under the Program as of March 31, 2023 was $198 million.

Registration Statements

PAGP Registration Statements. We have filed with the SEC a shelf registration statement that, subject to effectiveness at the time of use, allows us to issue up to a specified amount of equity securities (“PAGP Traditional Shelf”). At March 31, 2023, we had approximately $939 million of unsold securities available. We also have access to a universal shelf registration statement (“PAGP WKSI Shelf”), which provides us with the ability to offer and sell an unlimited amount of equity securities, subject to market conditions and our capital needs. We did not conduct any offerings under the PAGP Traditional Shelf or PAGP WKSI Shelf during the three months ended March 31, 2023.

PAA Registration Statements. PAA periodically accesses the capital markets for both equity and debt financing. PAA has filed with the SEC a universal shelf registration statement that, subject to effectiveness at the time of use, allows PAA to issue up to a specified amount of debt or equity securities (“PAA Traditional Shelf”), under which PAA had approximately $1.1 billion of unsold securities available at March 31, 2023. PAA also has access to a universal shelf registration statement (“PAA WKSI Shelf”), which provides it with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and its capital needs. PAA did not conduct any offerings under the PAA Traditional Shelf or the PAA WKSI Shelf during the three months ended March 31, 2023.

Distributions to Our Class A Shareholders

On May 15, 2023, we will pay a quarterly cash distribution of $0.2675 per Class A share ($1.07 per Class A share on an annualized basis) to shareholders of record at the close of business on May 1, 2023 for the period from January 1, 2023 through March 31, 2023, which is unchanged from the distribution per share paid in February of 2023. See Note 6 to our Condensed Consolidated Financial Statements for details of distributions paid during the first three months of 2023.

Distributions to Noncontrolling Interests

Distributions to noncontrolling interests represent amounts paid on interests in consolidated entities that are not owned by us. As of March 31, 2023, noncontrolling interests in our subsidiaries consisted of (i) limited partner interests in PAA including a 69% interest in PAA’s common units and PAA’s Series A preferred units combined and 100% of PAA’s Series B preferred units, (ii) an approximate 19% limited partner interest in AAP, (iii) a 35% interest in the Permian JV, (iv) a 30% interest in Cactus II and (v) a 33% interest in Red River.

On May 15, 2023, PAA will pay a quarterly cash distribution of approximately $0.585 per unit to its Series A preferred unitholders of record at the close of business on May 1, 2023 for the period from January 1, 2023 through March 31, 2023.

On May 15, 2023, PAA will pay a quarterly cash distribution of approximately $22.18 per unit to its Series B preferred unitholders of record at the close of business on May 1, 2023 for the period from February 15, 2023 through May 14, 2023.

On May 15, 2023, PAA will pay a quarterly cash distribution of $0.2675 per common unit ($1.07 per unit on an annualized basis) to common unitholders of record at the close of business on May 1, 2023 for the period from January 1, 2023 through March 31, 2023, which is unchanged from the distribution per unit paid in February of 2023.

See Note 6 to our Condensed Consolidated Financial Statements for details of distributions paid to noncontrolling interests during the first three months of 2023.

Contingencies

For a discussion of contingencies that may impact us, see Note 9 to our Condensed Consolidated Financial Statements.

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

The following table includes our best estimate of the amount and timing of these payments as of March 31, 2023 (in millions):

	Remainder of 2023	2024	2025	2026	2027	2028 and Thereafter	Total
Crude oil, NGL and other purchases (1)	$17,491	$20,425	$18,859	$17,489	$15,371	$43,605	$133,240

(1)Amounts are primarily based on estimated volumes and market prices based on average activity during March 2023. The actual physical volume purchased and actual settlement prices will vary from the assumptions used in the table. Uncertainties involved in these estimates include levels of production at the wellhead, weather conditions, changes in market prices and other conditions beyond our control.

Letters of Credit. In connection with our merchant activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil, NGL and natural gas. Our liabilities with respect to these purchase obligations are recorded in accounts payable on our balance sheet in the month the product is purchased. Generally, these letters of credit are issued for periods of up to to 70 days and are terminated upon completion of each transaction. Additionally, we issue letters of credit to support insurance programs, derivative transactions, including hedging-related margin obligations, and construction activities. At March 31, 2023 and December 31, 2022, we had outstanding letters of credit of approximately $144 million and $102 million, respectively.

Recent Accounting Pronouncements

See Note 1 to our Condensed Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS

All statements included in this report, other than statements of historical fact, are forward-looking statements, including but not limited to statements incorporating the words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend” and “forecast,” as well as similar expressions and statements regarding our business strategy, plans and objectives for future operations. The absence of such words, expressions or statements, however, does not mean that the statements are not forward-looking. Any such forward-looking statements reflect our current views with respect to future events, based on what we believe to be reasonable assumptions. Certain factors could cause actual results or outcomes to differ materially from the results or outcomes anticipated in the forward-looking statements. The most important of these factors include, but are not limited to:

•our expected receipt of, and amounts of, distributions from Plains AAP, LP, and the effect thereof on our ability to pay distributions to our Class A shareholders;
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
•tightened capital markets or other factors that increase our cost of capital or limit our ability to obtain debt or equity financing on satisfactory terms to fund acquisitions, investment capital projects, working capital requirements and the repayment or refinancing of indebtedness;
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

Other factors described herein, as well as factors that are unknown or unpredictable, could also have a material adverse effect on future results. Please read “Risk Factors” discussed in Item 1A of our 2022 Annual Report on Form 10-K. Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information.

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

See Note 7 to our Condensed Consolidated Financial Statements for further discussion regarding our hedging strategies and objectives.

The fair value of our commodity derivatives and the change in fair value as of March 31, 2023 that would be expected from a 10% price increase or decrease is shown in the table below (in millions):

	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease
Crude oil	$5	$(47)	$48
Natural gas	(48)	$11	$(11)
NGL and other	87	$(32)	$32
Total fair value	$44

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

Interest Rate Risk

Our use of variable rate debt and any forecasted issuances of fixed rate debt expose us to interest rate risk. Therefore, from time to time, we use interest rate derivatives to hedge interest rate risk associated with anticipated interest payments and, in certain cases, outstanding debt instruments. All of PAA’s senior notes are fixed rate notes and thus are not subject to interest rate risk. We did not have any variable rate debt outstanding at March 31, 2023. The average interest rate on variable rate debt that was outstanding during the three months ended March 31, 2023 was 5.1%, based upon rates in effect during such period. The fair value of our interest rate derivatives was a net asset of $115 million as of March 31, 2023. A 10% increase in the forward LIBOR curve as of March 31, 2023 would have resulted in an increase of $18 million to the fair value of our interest rate derivatives. A 10% decrease in the forward LIBOR curve as of March 31, 2023 would have resulted in a decrease of $18 million to the fair value of our interest rate derivatives. See Note 7 to our Condensed Consolidated Financial Statements for a discussion of our interest rate risk hedging activities.

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

Applicable SEC rules require an evaluation of the effectiveness of our DCP. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our DCP as of March 31, 2023, the end of the period covered by this report, and, based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our DCP is effective.

Changes in Internal Control over Financial Reporting

In addition to the information concerning our DCP, we are required to disclose certain changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Certifications

The certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) are filed with this report as Exhibits 31.1 and 31.2. The certifications of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 are furnished with this report as Exhibits 32.1 and 32.2.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

The information required by this item is included in Note 9 to our Condensed Consolidated Financial Statements, and is incorporated herein by reference thereto.

Item 1A. RISK FACTORS

For a discussion of our risk factors, see Item 1A. of our 2022 Annual Report on Form 10-K. Those risks and uncertainties are not the only ones facing us and there may be additional matters of which we are unaware or that we currently consider immaterial. All of those risks and uncertainties could adversely affect our business, financial condition and/or results of operations.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

None.

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

4.7	—
Twenty-Fifth Supplemental Indenture (4.70% Senior Notes due 2044) dated April 23, 2014, by and among Plains All American Pipeline, L.P., PAA Finance Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed April 29, 2014).

4.8	—
Twenty-Sixth Supplemental Indenture (3.60% Senior Notes due 2024) dated September 9, 2014, by and among Plains All American Pipeline, L.P., PAA Finance Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed September 11, 2014).

4.9	—
Twenty-Eighth Supplemental Indenture (4.90% Senior Notes due 2045) dated December 9, 2014, by and among Plains All American Pipeline, L.P., PAA Finance Corp., and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed December 11, 2014).

4.10	—
Twenty-Ninth Supplemental Indenture (4.65% Senior Notes due 2025) dated August 24, 2015, by and among Plains All American Pipeline, L.P., PAA Finance Corp., and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to PAA’s Current Report on Form 8-K filed August 26, 2015).

4.11	—
Thirtieth Supplemental Indenture (4.50% Senior Notes due 2026) dated November 22, 2016, by and among Plains All American Pipeline, L.P., PAA Finance Corp., and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to PAA’s Current Report on Form 8-K filed November 29, 2016).

4.12	—
Thirty-First Supplemental Indenture (3.55% Senior Notes due 2029) dated September 16, 2019, by and among Plains All American Pipeline, L.P., PAA Finance Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to PAA’s Current Report on Form 8-K filed September 17, 2019).

4.13	—
Thirty-Second Supplemental Indenture (3.80% Senior Notes due 2030) dated June 11, 2020, by and among Plains All American Pipeline, L.P., PAA Finance Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to PAA’s Current Report on Form 8-K filed June 11, 2020).

4.14	—
Shareholder and Registration Rights Agreement dated October 21, 2013 by and among Plains GP Holdings, L.P. and the other parties signatory thereto (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed October 25, 2013).

4.15	—	Description of Our Securities (incorporated by reference to Exhibit 4.16 to our Annual Report on Form 10-K for the year ended December 31, 2022).

31.1 †	—	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2 †	—	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1 ††	—	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350.

32.2 ††	—	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.

101.INS†	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	—	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

May 9, 2023

	By:	/s/ Al Swanson
Al Swanson,
Executive Vice President and Chief Financial Officer of PAA GP Holdings LLC
(Principal Financial Officer)

May 9, 2023

	By:	/s/ Chris Herbold
Chris Herbold,
Senior Vice President, Finance and Chief Accounting Officer of PAA GP Holdings LLC
(Principal Accounting Officer)

May 9, 2023