Form 10-Q
period 2023-06-30
PLAINS GP HOLDINGS LP
filed 2023-08-09
CIK 1581990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________________________________________

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
As of July 31, 2023, there were 195,961,642 Class A Shares outstanding.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES

Page
PART I. FINANCIAL INFORMATION
Item 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
Condensed Consolidated Balance Sheets: As of June 30, 2023 and December 31, 2022	3
Condensed Consolidated Statements of Operations: For the three and six months ended June 30, 2023 and 2022	4
Condensed Consolidated Statements of Comprehensive Income/(Loss): For the three and six months ended June 30, 2023 and 2022	5
Condensed Consolidated Statements of Changes in Accumulated Other Comprehensive Income/(Loss): For the three and six months ended June 30, 2023 and 2022	5
Condensed Consolidated Statements of Cash Flows: For the six months ended June 30, 2023 and 2022	6
Condensed Consolidated Statements of Changes in Partners’ Capital: For the three and six months ended June 30, 2023 and 2022	7
Notes to the Condensed Consolidated Financial Statements:
1. Organization and Basis of Consolidation and Presentation	8
2. Revenues and Accounts Receivable	11
3. Net Income Per Class A Share	14
4. Inventory, Linefill and Long-term Inventory	15
5. Debt	16
6. Partners’ Capital and Distributions	17
7. Derivatives and Risk Management Activities	20
8. Related Party Transactions	24
9. Commitments and Contingencies	25
10. Segment Information	30
11. Acquisitions and Divestitures	33

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	34
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	51
Item 4. CONTROLS AND PROCEDURES	53

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS	53
Item 1A. RISK FACTORS	53
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	54
Item 3. DEFAULTS UPON SENIOR SECURITIES	54
Item 4. MINE SAFETY DISCLOSURES	54
Item 5. OTHER INFORMATION	54
Item 6. EXHIBITS	55
SIGNATURES	58

PART I. FINANCIAL INFORMATION

Item 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$936	$404
Trade accounts receivable and other receivables, net	3,220	3,907
Inventory	367	729
Other current assets	137	318
Total current assets	4,660	5,358

PROPERTY AND EQUIPMENT	20,397	20,055
Accumulated depreciation	(5,175)	(4,802)
Property and equipment, net	15,222	15,253

OTHER ASSETS
Investments in unconsolidated entities	3,062	3,084
Intangible assets, net	1,999	2,145
Deferred tax asset	1,263	1,309
Linefill	966	961
Long-term operating lease right-of-use assets, net	339	349
Long-term inventory	270	284
Other long-term assets, net	386	464
Total assets	$28,167	$29,207

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES
Trade accounts payable	$3,296	$4,045
Short-term debt	709	1,159
Other current liabilities	649	689
Total current liabilities	4,654	5,893

LONG-TERM LIABILITIES
Senior notes, net	7,239	7,237
Other long-term debt, net	49	50
Long-term operating lease liabilities	299	308
Other long-term liabilities and deferred credits	1,059	1,081
Total long-term liabilities	8,646	8,676

COMMITMENTS AND CONTINGENCIES (NOTE 9)

PARTNERS’ CAPITAL
Class A shareholders (195,961,642 and 194,407,642 shares outstanding, respectively)	1,568	1,524
Noncontrolling interests	13,299	13,114
Total partners’ capital	14,867	14,638
Total liabilities and partners’ capital	$28,167	$29,207
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
REVENUES
Product sales revenues	$11,201	$16,007	$23,145	$29,388
Services revenues	401	352	798	665
Total revenues	11,602	16,359	23,943	30,053

COSTS AND EXPENSES
Purchases and related costs	10,544	15,324	21,867	28,109
Field operating costs	333	307	690	653
General and administrative expenses	87	80	174	163
Depreciation and amortization	260	243	517	475
(Gains)/losses on asset sales and asset impairments, net	3	(3)	(150)	(46)
Total costs and expenses	11,227	15,951	23,098	29,354

OPERATING INCOME	375	408	845	699

OTHER INCOME/(EXPENSE)
Equity earnings in unconsolidated entities	89	104	178	201
Interest expense (net of capitalized interest of $3, $1, $5, and $2, respectively)	(95)	(99)	(193)	(206)
Other income/(expense), net	20	(118)	85	(155)

INCOME BEFORE TAX	389	295	915	539
Current income tax expense	(20)	(30)	(81)	(48)
Deferred income tax expense	(36)	(26)	(58)	(43)

NET INCOME	333	239	776	448
Net income attributable to noncontrolling interests	(285)	(208)	(659)	(395)
NET INCOME ATTRIBUTABLE TO PAGP	$48	$31	$117	$53

Basic and diluted weighted average Class A shares outstanding	195	194	195	194

Basic and diluted net income per Class A share	$0.25	$0.16	$0.60	$0.27

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Net income	$333	$239	$776	$448
Other comprehensive income/(loss)	85	(52)	85	22
Comprehensive income	418	187	861	470
Comprehensive income attributable to noncontrolling interests	(346)	(170)	(720)	(411)
Comprehensive income attributable to PAGP	$72	$17	$141	$59

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
(in millions)

	Derivative Instruments	Translation Adjustments	Other	Total
	(unaudited)
Balance at December 31, 2022	$(107)	$(846)	$(1)	$(954)

Reclassification adjustments	5	—	—	5
Unrealized gain on hedges	2	—	—	2
Currency translation adjustments	—	77	—	77
Other	—	—	1	1
Total period activity	7	77	1	85
Balance at June 30, 2023	$(100)	$(769)	$—	$(869)

	Derivative Instruments	Translation Adjustments	Other	Total
	(unaudited)
Balance at December 31, 2021	$(208)	$(642)	$(3)	$(853)

Reclassification adjustments	6	—	—	6
Unrealized gain on hedges	68	—	—	68
Currency translation adjustments	—	(50)	—	(50)
Other	—	—	(2)	(2)
Total period activity	74	(50)	(2)	22
Balance at June 30, 2022	$(134)	$(692)	$(5)	$(831)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended June 30,
	2023	2022
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$776	$448
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	517	475
Gains on asset sales and asset impairments, net	(150)	(46)
Deferred income tax expense	58	43
Gains on sales of linefill	(2)	(30)
Loss on foreign currency revaluation	1	10
Settlement of terminated interest rate hedging instruments (Note 7)	80	—
Change in fair value of Preferred Distribution Rate Reset Option (Note 7)	(58)	147
Equity earnings in unconsolidated entities	(178)	(201)
Distributions on earnings from unconsolidated entities	219	224
Other	37	27
Changes in assets and liabilities, net of acquisitions	329	32
Net cash provided by operating activities	1,629	1,129

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in unconsolidated entities	(19)	(4)
Additions to property, equipment and other	(267)	(190)
Cash paid for purchases of linefill	(14)	(60)
Proceeds from sales of assets	284	57
Cash received from sales of linefill	9	61
Other investing activities	1	13
Net cash used in investing activities	(6)	(123)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under PAA commercial paper program (Note 5)	—	115
Repayments of PAA senior notes (Note 5)	(400)	(750)
Repurchase of common units by a subsidiary	—	(74)
Distributions paid to Class A shareholders (Note 6)	(104)	(77)
Distributions paid to noncontrolling interests (Note 6)	(536)	(423)
Other financing activities	(59)	16
Net cash used in financing activities	(1,099)	(1,193)

Effect of translation adjustment	8	1

Net increase/(decrease) in cash and cash equivalents and restricted cash	532	(186)
Cash and cash equivalents and restricted cash, beginning of period	404	456
Cash and cash equivalents and restricted cash, end of period	$936	$270

Cash paid for:
Interest, net of amounts capitalized	$188	$201
Income taxes, net of amounts refunded	$8	$39

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(in millions)

	Class A Shareholders	Noncontrolling Interests	Total Partners’ Capital
	(unaudited)
Balance at December 31, 2022	$1,524	$13,114	$14,638
Net income	117	659	776
Distributions (Note 6)	(104)	(542)	(646)
Other comprehensive income	24	61	85
Other	7	7	14
Balance at June 30, 2023	$1,568	$13,299	$14,867

	Class A Shareholders	Noncontrolling Interests	Total Partners’ Capital
	(unaudited)
Balance at March 31, 2023	$1,544	$13,220	$14,764
Net income	48	285	333
Distributions (Note 6)	(52)	(270)	(322)
Other comprehensive income	24	61	85
Other	4	3	7
Balance at June 30, 2023	$1,568	$13,299	$14,867

	Class A Shareholders	Noncontrolling Interests	Total Partners’ Capital
	(unaudited)
Balance at December 31, 2021	$1,533	$12,644	$14,177
Net income	53	395	448
Distributions	(77)	(423)	(500)
Other comprehensive income	6	16	22
Repurchase of common units by a subsidiary	2	(76)	(74)
Other	—	(14)	(14)
Balance at June 30, 2022	$1,517	$12,542	$14,059

	Class A Shareholders	Noncontrolling Interests	Total Partners’ Capital
	(unaudited)
Balance at March 31, 2022	$1,540	$12,661	$14,201
Net income	31	208	239
Distributions	(42)	(222)	(264)
Other comprehensive loss	(14)	(38)	(52)
Repurchase of common units by a subsidiary	1	(50)	(49)
Other	1	(17)	(16)
Balance at June 30, 2022	$1,517	$12,542	$14,059

 The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Basis of Consolidation and Presentation

Organization

Plains GP Holdings, L.P. (“PAGP”) is a Delaware limited partnership formed in 2013 that has elected to be taxed as a corporation for United States federal income tax purposes. PAGP does not directly own any operating assets; as of June 30, 2023, its principal source of cash flow is derived from an indirect investment in Plains All American Pipeline, L.P. (“PAA”), a publicly traded Delaware limited partnership. As used in this Form 10-Q and unless the context indicates otherwise (taking into account the fact that PAGP has no operating activities apart from those conducted by PAA and its subsidiaries), the terms “Partnership,” “we,” “us,” “our,” “ours” and similar terms refer to PAGP and its subsidiaries.

As of June 30, 2023, we owned an approximate 81% limited partner interest in Plains AAP L.P. (“AAP”) through our ownership of approximately 196.0 million Class A units of AAP (“AAP Units”). We also own a 100% managing member interest in Plains All American GP LLC (“GP LLC”), a Delaware limited liability company that holds the non-economic general partner interest in AAP. AAP is a Delaware limited partnership that, as of June 30, 2023, directly owned a limited partner interest in PAA through its ownership of approximately 240.8 million PAA common units (approximately 31% of PAA’s total outstanding common units and Series A preferred units combined). AAP is the sole member of PAA GP LLC (“PAA GP”), a Delaware limited liability company that directly holds the non-economic general partner interest in PAA.

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Definitions

Additional defined terms are used in this Form 10-Q and shall have the meanings indicated below:

AOCI	=	Accumulated other comprehensive income/(loss)
ASC	=	Accounting Standards Codification
ASU	=	Accounting Standards Update
Bcf	=	Billion cubic feet
Btu	=	British thermal unit
CAD	=	Canadian dollar
CODM	=	Chief Operating Decision Maker
EBITDA	=	Earnings before interest, taxes, depreciation and amortization
EPA	=	United States Environmental Protection Agency
FASB	=	Financial Accounting Standards Board
GAAP	=	Generally accepted accounting principles in the United States
ICE	=	Intercontinental Exchange
ISDA	=	International Swaps and Derivatives Association
LTIP	=	Long-term incentive plan
Mcf	=	Thousand cubic feet
MMbls	=	Million barrels
NGL	=	Natural gas liquids, including ethane, propane and butane
NYMEX	=	New York Mercantile Exchange
SEC	=	United States Securities and Exchange Commission
SOFR	=	Secured Overnight Financing Rate
TWh	=	Terawatt hour
USD	=	United States dollar
WTI	=	West Texas Intermediate

Basis of Consolidation and Presentation

The accompanying unaudited condensed consolidated interim financial statements and related notes thereto should be read in conjunction with our 2022 Annual Report on Form 10-K. The accompanying condensed consolidated financial statements include the accounts of PAGP and all of its wholly owned subsidiaries and those entities that it controls. Investments in entities over which we have significant influence but not control are accounted for by the equity method. We apply proportionate consolidation for pipelines and other assets in which we own undivided joint interests. The financial statements have been prepared in accordance with the instructions for interim reporting as set forth by the SEC. The condensed consolidated balance sheet data as of December 31, 2022 was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and six months ended June 30, 2023 should not be taken as indicative of results to be expected for the entire year. All adjustments (consisting only of normal recurring adjustments) that in the opinion of management were necessary for a fair statement of the results for the interim periods have been reflected. All significant intercompany balances and transactions have been eliminated in consolidation, and certain reclassifications have been made to information from previous years to conform to the current presentation.

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

With the exception of a deferred tax asset of $1.263 billion and $1.309 billion as of June 30, 2023 and December 31, 2022, respectively, substantially all assets and liabilities presented on PAGP’s Condensed Consolidated Balance Sheets are those of PAA. Only the assets of each respective VIE can be used to settle the obligations of that individual VIE, and the creditors of each/either of those VIEs do not have recourse against the general credit of PAGP. PAGP did not provide any financial support to PAA or AAP during the six months ended June 30, 2023 or the year ended December 31, 2022. See Note 17 to our Consolidated Financial Statements included in Part IV of our 2022 Annual Report on Form 10-K for information regarding the Omnibus Agreement entered into by the Plains Entities on November 15, 2016.

Subsequent Events

Subsequent events have been evaluated through the financial statements issuance date and have been included in the following footnotes where applicable.

Recent Accounting Pronouncements

Except as discussed in our 2022 Annual Report on Form 10-K, there have been no new accounting pronouncements that have become effective or have been issued during the six months ended June 30, 2023 that are of significance or potential significance to us.

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

Revenues from Contracts with Customers. The following tables present our revenues from contracts with customers disaggregated by segment and type of activity (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Crude Oil segment revenues from contracts with customers
Sales	$10,937	$15,576	$22,318	$28,433
Transportation	255	175	505	330
Terminalling, Storage and Other	94	90	185	180
Total Crude Oil segment revenues from contracts with customers	$11,286	$15,841	$23,008	$28,943

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
NGL segment revenues from contracts with customers
Sales	$232	$499	$885	$1,344
Transportation	8	7	15	16
Terminalling, Storage and Other	23	20	52	45
Total NGL segment revenues from contracts with customers	$263	$526	$952	$1,405

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

Three Months Ended June 30, 2023	Crude Oil	NGL	Total
Revenues from contracts with customers	$11,286	$263	$11,549
Other revenues	9	118	127
Total revenues of reportable segments	$11,295	$381	$11,676
Intersegment revenues elimination			(74)
Total revenues			$11,602

Three Months Ended June 30, 2022	Crude Oil	NGL	Total
Revenues from contracts with customers	$15,841	$526	$16,367
Other revenues	99	44	143
Total revenues of reportable segments	$15,940	$570	$16,510
Intersegment revenues elimination			(151)
Total revenues			$16,359

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2023	Crude Oil	NGL	Total
Revenues from contracts with customers	$23,008	$952	$23,960
Other items in revenues	45	119	164
Total revenues of reportable segments	$23,053	$1,071	$24,124
Intersegment revenues			(181)
Total revenues			$23,943

Six Months Ended June 30, 2022	Crude Oil	NGL	Total
Revenues from contracts with customers	$28,943	$1,405	$30,348
Other items in revenues	76	(101)	(25)
Total revenues of reportable segments	$29,019	$1,304	$30,323
Intersegment revenues			(270)
Total revenues			$30,053

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

Counterparty Deficiencies	Financial Statement Classification	June 30, 2023	December 31, 2022
Billed and collected	Other current liabilities	$79	$104
Unbilled (1)	N/A	1	1
Total		$80	$105

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

Contract Balances. Our contract balances consist of amounts received associated with services or sales for which we have not yet completed the related performance obligation. The following table presents the changes in the liability balance associated with contracts with customers (in millions):

Contract Liabilities
Balance at December 31, 2022	$229
Amounts recognized as revenue	(35)
Additions	20
Other	2
Balance at June 30, 2023	$216

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Remaining Performance Obligations. The information below includes the amount of consideration allocated to partially and wholly unsatisfied remaining performance obligations under contracts that existed as of the end of the periods and the timing of revenue recognition of those remaining performance obligations. Certain contracts meet the requirements for the presentation as remaining performance obligations. These contracts include a fixed minimum level of service, typically a set volume of service, and do not contain any variability other than expected timing within a limited range. The following table presents the amount of consideration associated with remaining performance obligations for the population of contracts with external customers meeting the presentation requirements as of June 30, 2023 (in millions):

	Remainder of 2023	2024	2025	2026	2027	2028 and Thereafter
Pipeline revenues supported by minimum volume commitments and capacity agreements (1)	$182	$360	$391	$140	$101	$240
Terminalling, storage and other agreement revenues	137	217	134	106	96	771
Total	$319	$577	$525	$246	$197	$1,011

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Accounts receivable from the sale of crude oil are generally settled with counterparties on the industry settlement date, which is typically in the month following the month in which the title transfers. Otherwise, we generally invoice customers within 30 days of when the products or services were provided and generally require payment within 30 days of the invoice date. We review all outstanding accounts receivable balances on a monthly basis and record our receivables net of expected credit losses. We do not write-off accounts receivable balances until we have exhausted substantially all collection efforts. At June 30, 2023 and December 31, 2022, substantially all of our trade accounts receivable were less than 30 days past their invoice date. Our expected credit losses are immaterial. Although we consider our credit procedures to be adequate to mitigate any significant credit losses, the actual amount of current and future credit losses could vary significantly from estimated amounts.

The following is a reconciliation of trade accounts receivable from revenues from contracts with customers to total Trade accounts receivable and other receivables, net as presented on our Condensed Consolidated Balance Sheets (in millions):

	June 30, 2023	December 31, 2022
Trade accounts receivable arising from revenues from contracts with customers	$3,607	$4,141
Other trade accounts receivables and other receivables (1)	5,926	7,216
Impact due to contractual rights of offset with counterparties	(6,313)	(7,450)
Trade accounts receivable and other receivables, net	$3,220	$3,907

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

On a weighted-average basis, for each of the three and six months ended June 30, 2023, the possible exchange of 46 million AAP units would not have had a dilutive effect on basic net income per Class A share. On a weighted-average basis, for each of the three and six months ended June 30, 2022, the possible exchange of 47 million AAP units, would not have had a dilutive effect on basic net income per Class A share. For each of the three and six months ended June 30, 2023 and 2022, our PAGP LTIP awards were dilutive; however, this did not change the presentation of diluted weighted average Class A shares outstanding or diluted net income per Class A share.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the computation of basic and diluted net income per Class A share (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic and Diluted Net Income per Class A Share
Net income attributable to PAGP	$48	$31	$117	$53
Basic and diluted weighted average Class A shares outstanding	195	194	195	194

Basic and diluted net income per Class A share	$0.25	$0.16	$0.60	$0.27

Note 4—Inventory, Linefill and Long-term Inventory

Inventory, linefill and long-term inventory consisted of the following (barrels in thousands and carrying value in millions):

	June 30, 2023				December 31, 2022
	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)
Inventory
Crude oil	3,150	barrels	$213	$67.62	6,713	barrels	$452	$67.33
NGL	5,084	barrels	144	$28.32	7,285	barrels	270	$37.06
Other	N/A		10	N/A	N/A		7	N/A
Inventory subtotal			367				729

Linefill
Crude oil	15,226	barrels	898	$58.98	15,480	barrels	906	$58.53
NGL	2,168	barrels	68	$31.37	1,876	barrels	55	$29.32
Linefill subtotal			966				961

Long-term inventory
Crude oil	3,254	barrels	224	$68.84	3,102	barrels	246	$79.30
NGL	1,327	barrels	46	$34.66	1,066	barrels	38	$35.65
Long-term inventory subtotal			270				284

Total			$1,603				$1,974

(1)Price per unit of measure is comprised of a weighted average associated with various grades, qualities and locations. Accordingly, these prices may not coincide with any published benchmarks for such products.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 5—Debt

Debt consisted of the following (in millions):

	June 30, 2023	December 31, 2022
SHORT-TERM DEBT
PAA senior notes:
2.85% senior notes due January 2023 (1)	$—	$400
3.85% senior notes due October 2023	700	700
Other	9	59
Total short-term debt	709	1,159

LONG-TERM DEBT
PAA senior notes, net of unamortized discounts and debt issuance costs of $44 and $46, respectively	7,239	7,237
Other	49	50
Total long-term debt	7,288	7,287
Total debt (2)	$7,997	$8,446

(1)These senior notes were redeemed on January 31, 2023.
(2)PAA’s fixed-rate senior notes had a face value of approximately $8.0 billion and $8.4 billion as of June 30, 2023 and December 31, 2022, respectively. We estimated the aggregate fair value of these notes as of June 30, 2023 and December 31, 2022 to be approximately $7.3 billion and $7.6 billion, respectively. PAA’s fixed-rate senior notes are traded among institutions, and these trades are routinely published by a reporting service. Our determination of fair value is based on reported trading activity near the end of the reporting period. The fair value estimate for PAA’s senior notes is based upon observable market data and is classified in Level 2 of the fair value hierarchy.

Borrowings and Repayments

Total borrowings under the PAA credit facilities and commercial paper program for the six months ended June 30, 2023 and 2022 were approximately $1.5 billion and $16.4 billion, respectively. Total repayments under the PAA credit facilities and commercial paper program were approximately $1.5 billion and $16.3 billion for the six months ended June 30, 2023 and 2022, respectively. The variance in total gross borrowings and repayments is impacted by various business and financial factors including, but not limited to, the timing, average term and method of general partnership borrowing activities.

On January 31, 2023, PAA redeemed its 2.85%, $400 million senior notes due January 2023.

Letters of Credit

In connection with our merchant activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil and NGL. Additionally, we issue letters of credit to support insurance programs, derivative transactions, including hedging-related margin obligations, and construction activities. At June 30, 2023 and December 31, 2022, we had outstanding letters of credit of $127 million and $102 million, respectively.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 6—Partners’ Capital and Distributions

Shares Outstanding

The following tables present the activity for our Class A shares, Class B shares and Class C shares:

	Class A Shares	Class B Shares	Class C Shares
Outstanding at December 31, 2022	194,407,642	46,205,947	528,442,538
Conversion of AAP Management Units (1) (2)	—	388,839	—
Redemption Right exercises (1)	—	(181,916)	181,916
Other	—	—	35,508
Outstanding at March 31, 2023	194,407,642	46,412,870	528,659,962
Exchange Right exercises (1)	1,554,000	(1,554,000)	—
Redemption Right exercises (1)	—	(60,354)	60,354
Outstanding at June 30, 2023	195,961,642	44,798,516	528,720,316

	Class A Shares	Class B Shares	Class C Shares
Outstanding at December 31, 2021	194,192,777	46,645,514	534,596,831
Conversion of AAP Management Units (1)	—	205,024	—
Exchange Right exercises (1)	35,700	(35,700)	—
Redemption Right exercises (1)	—	(11,957)	11,957
Repurchase and cancellation of common units by a subsidiary under the Common Equity Repurchase Program	—	—	(2,375,299)
Other	—	—	51,937
Outstanding at March 31, 2022	194,228,477	46,802,881	532,285,426
Conversion of AAP Management Units (1)	—	53,023	—
Repurchase and cancellation of common units by a subsidiary under the Common Equity Repurchase Program	—	—	(4,876,062)
Other	—	—	147,830
Outstanding at June 30, 2022	194,228,477	46,855,904	527,557,194

(1)See Note 12 to our Consolidated Financial Statements included in Part IV of our 2022 Annual Report on Form 10-K for information regarding conversions of AAP Management Units, Exchange Rights and Redemption Rights.
(2)Following this conversion, no AAP Management Units remain outstanding.

Distributions

The following table details distributions to our Class A shareholders paid during or pertaining to the first six months of 2023 (in millions, except per share data):

Distribution Payment Date	Distributions to Class A Shareholders	Distributions per Class A Share
August 14, 2023 (1)	$52	$0.2675
May 15, 2023	$52	$0.2675
February 14, 2023	$52	$0.2675

(1)Payable to shareholders of record at the close of business on July 31, 2023 for the period from April 1, 2023 through June 30, 2023.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Subsidiaries

Noncontrolling Interests in Subsidiaries

As of June 30, 2023, noncontrolling interests in our subsidiaries consisted of (i) limited partner interests in PAA including a 69% interest in PAA’s common units and PAA’s Series A preferred units combined and 100% of PAA’s Series B preferred units, (ii) an approximate 19% limited partner interest in AAP, (iii) a 35% interest in Plains Oryx Permian Basin LLC (the “Permian JV”), (iv) a 30% interest in Cactus II Pipeline LLC (“Cactus II”) and (v) a 33% interest in Red River Pipeline Company LLC (“Red River”).

Subsidiary Distributions

PAA Series A Preferred Unit Distributions. After the fifth anniversary of the January 28, 2016 issuance date of PAA’s Series A preferred units, the holders of PAA’s Series A preferred units, acting by majority vote, had the option to make a one-time election to reset the Series A preferred unit distribution rate to equal the then applicable rate of ten-year U.S. Treasury Securities plus 5.85% (the “Preferred Distribution Rate Reset Option”). In January 2023, the Series A preferred unitholders elected the Preferred Distribution Rate Reset Option which resulted in an increase in the quarterly distribution rate to approximately $0.615 per unit. This new distribution rate was effective on January 31, 2023. The quarterly distribution paid in May 2023 reflected a pro-rated amount of approximately $0.585 per unit. The following table details distributions to PAA’s Series A preferred unitholders paid during or pertaining to the first six months of 2023 (in millions, except per unit data):

	Series A Preferred Unitholders
Distribution Payment Date	Cash Distribution	Distribution per Unit
August 14, 2023 (1)	$44	$0.615
May 15, 2023	$42	$0.585
February 14, 2023	$37	$0.525

(1)Payable to unitholders of record at the close of business on July 31, 2023 for the period from April 1, 2023 through June 30, 2023. At June 30, 2023, such amount was accrued as distributions payable in “Other current liabilities” on our Condensed Consolidated Balance Sheet.

PAA Series B Preferred Unit Distributions. Distributions on PAA’s Series B preferred units accumulate and are payable quarterly in arrears on the 15th day of February, May, August and November. The following table details distributions paid or to be paid to PAA’s Series B preferred unitholders (in millions, except per unit data):

	Series B Preferred Unitholders
Distribution Payment Date	Cash Distribution	Distribution per Unit
August 15, 2023 (1)	$19	$24.10
May 15, 2023	$18	$22.18
February 15, 2023	$18	$22.27

(1)Payable to unitholders of record at the close of business on August 1, 2023 for the period from May 15, 2023 through August 14, 2023. At June 30, 2023, approximately $10 million of accrued distributions payable to PAA’s Series B preferred unitholders was included in “Other current liabilities” on our Condensed Consolidated Balance Sheet.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PAA Common Unit Distributions. The following table details distributions to PAA’s common unitholders paid during or pertaining to the first six months of 2023 (in millions, except per unit data):

	Distributions			Cash Distribution per Common Unit
	Common Unitholders		Total Cash Distribution
Distribution Payment Date	Public	AAP
August 14, 2023 (1)	$123	$64	$187	$0.2675
May 15, 2023	$122	$65	$187	$0.2675
February 14, 2023	$122	$65	$187	$0.2675

(1)Payable to unitholders of record at the close of business on July 31, 2023 for the period from April 1, 2023 through June 30, 2023.

AAP Distributions. The following table details the distributions to AAP’s partners paid during or pertaining to the first six months of 2023 from distributions received from PAA (in millions):

	Distributions to AAP’s Partners
Distribution Payment Date	Noncontrolling Interests	PAGP	Total Cash Distribution
August 14, 2023 (1)	$12	$52	$64
May 15, 2023	$13	$52	$65
February 14, 2023	$13	$52	$65

(1)Payable to unitholders of record at the close of business on July 31, 2023 for the period from April 1, 2023 through June 30, 2023.

Consolidated Joint Venture Distributions. The following table details distributions paid to noncontrolling interests in consolidated joint ventures during the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Permian JV	$53	$58	$111	$112
Cactus II (1)	15	—	29	—
Red River	5	4	11	9
	$73	$62	$151	$121

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

At June 30, 2023 and December 31, 2022, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings. Although we may be required to post margin on our exchange-traded derivatives transacted through a clearing brokerage account, as described below, we do not require our non-cleared derivative counterparties to post collateral with us.

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

In the normal course of our operations, we purchase and sell commodities. We use derivatives to manage the associated risks and to optimize profits. As of June 30, 2023, net derivative positions related to these activities included:

•A net long position of 5.0 million barrels associated with our crude oil purchases, which was unwound ratably during July 2023 to match monthly average pricing.
•A net short time spread position of 6.1 million barrels, which hedges a portion of our anticipated crude oil lease gathering purchases through October 2024.
•A net crude oil basis spread position of 1.9 million barrels at multiple locations through November 2024. These derivatives allow us to lock in grade and location basis differentials.
•A net short position of 10.5 million barrels through June 2024 related to anticipated net sales of crude oil and NGL inventory.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
We purchase natural gas for processing and operational needs. Additionally, we purchase NGL mix for fractionation and sell the resulting individual specification products (including ethane, propane, butane and condensate). In conjunction with these activities, we hedge the price risk associated with the purchase of the natural gas and the subsequent sale of the individual specification products. The following table summarizes our open derivative positions utilized to hedge the price risk associated with anticipated purchases and sales related to our natural gas processing and NGL fractionation activities as of June 30, 2023:

Notional Volume
	(Short)/Long	Remaining Tenor
Natural gas purchases	38.9 Bcf	December 2023
Propane sales	(7.5) MMbls	December 2023
Butane sales	(0.9) MMbls	December 2023
Condensate sales	(0.5) MMbls	December 2023
Fuel gas requirements (1)	4.4 Bcf	June 2024
Power supply requirements (1)	2.2 TWh	December 2030

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

Our commodity derivatives are not designated in a hedging relationship for accounting purposes; as such, changes in the fair value are reported in earnings. The following table summarizes the impact of our commodity derivatives recognized in earnings (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Product sales revenues	$119	$76	$118	$(136)
Field operating costs	6	8	(13)	21
Net gain/ (loss) from commodity derivative activity	$125	$84	$105	$(115)

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

	June 30, 2023	December 31, 2022
Initial margin	$46	$93
Variation margin returned	(177)	(236)
Letters of credit	(25)	(25)
Net broker payable	$(156)	$(168)

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

	June 30, 2023				December 31, 2022
			Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet			Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Commodity Derivatives				Commodity Derivatives
	Assets	Liabilities			Assets	Liabilities
Derivative Assets
Other current assets	$221	$(21)	$(156)	$44	$300	$(71)	$(168)	$61
Other long-term assets, net	3	—	—	3	9	(5)	—	4
Derivative Liabilities
Other current liabilities	—	(33)	—	(33)	2	(13)	—	(11)
Other long-term liabilities and deferred credits	2	(9)	—	(7)	—	—	—	—
Total	$226	$(63)	$(156)	$7	$311	$(89)	$(168)	$54

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

The following table summarizes the terms of our outstanding interest rate derivatives as of June 30, 2023 (notional amounts in millions):

Hedged Transaction	Number and Types of Derivatives Employed	Notional Amount	Expected Termination Date	Average Rate Locked	Accounting Treatment
Anticipated interest payments	8 forward starting swaps (30-year)	$200	6/15/2026	3.09%	Cash flow hedge
Anticipated interest payments	4 forward starting swaps (30-year)	$100	6/14/2024	0.74%	Cash flow hedge

During the three months ended June 30, 2023, we terminated $200 million of notional interest hedging instruments previously expected to terminate in June 2023 for proceeds of $80 million, of which $73 million was recorded in AOCI. As of June 30, 2023, there was a net loss of $100 million deferred in AOCI. The deferred net loss recorded in AOCI is expected to be reclassified to future earnings contemporaneously with interest expense accruals associated with underlying debt instruments. We estimate that substantially all of the remaining deferred loss will be reclassified to earnings through 2056 as the underlying hedged transactions impact earnings. A portion of these amounts is based on market prices as of June 30, 2023; thus, actual amounts to be reclassified will differ and could vary materially as a result of changes in market conditions.

The following table summarizes the net unrealized gain/(loss) recognized in AOCI for derivatives (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest rate derivatives, net	$8	$36	$2	$68

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2023, the net fair value of our interest rate hedges, which were included in “Other current assets” and “Other long-term liabilities and deferred credits” on our Condensed Consolidated Balance Sheet, totaled $47 million and $5 million, respectively. At December 31, 2022, the net fair value of these hedges totaled $75 million and $45 million, which were included in “Other current assets” and “Other long-term assets, net,” respectively.

Preferred Distribution Rate Reset Option

In January 2023, we received notice that the Series A preferred unitholders elected the Preferred Distribution Rate Reset Option. Prior to this election, the Preferred Distribution Rate Reset Option was accounted for as an embedded derivative. A derivative feature embedded in a contract that does not meet the definition of a derivative in its entirety must be bifurcated and accounted for separately if the economic characteristics and risks of the embedded derivative are not clearly and closely related to those of the host contract. The Preferred Distribution Rate Reset Option embedded derivative was required to be bifurcated from the related host contract, the PAA partnership agreement, and recorded at fair value on our Condensed Consolidated Balance Sheet. The fair value of the Preferred Distribution Rate Reset Option, which was included in “Other long-term liabilities and deferred credits” on our Condensed Consolidated Balance Sheet, totaled $189 million at December 31, 2022. The Preferred Distribution Rate Reset Option was settled when we received notice that the Series A preferred unitholders elected the Preferred Distribution Rate Reset Option. The fair value of the Preferred Distribution Rate Reset Option on the settlement date was $131 million. The Preferred Distribution Rate Reset Option embedded derivative was not designated in a hedging relationship for accounting purposes and corresponding changes in fair value were recognized in “Other income/(expense), net” in our Condensed Consolidated Statements of Operations. For the three months ended June 30, 2022, we recognized a loss of $103 million. For the six months ended June 30, 2023 and 2022, we recognized a gain of $58 million and a net loss of $147 million, respectively. See Note 6 for additional information regarding the Preferred Distribution Rate Reset Option.

Recurring Fair Value Measurements

Derivative Financial Assets and Liabilities

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis (in millions):

	Fair Value as of June 30, 2023				Fair Value as of December 31, 2022
Recurring Fair Value Measures (1)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity derivatives	$9	$154	$—	$163	$(7)	$229	$—	$222
Interest rate derivatives	—	42	—	42	—	120	—	120
Preferred Distribution Rate Reset Option	—	—	—	—	—	—	(189)	(189)
Total net derivative asset/(liability)	$9	$196	$—	$205	$(7)	$349	$(189)	$153

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

Rollforward of Level 3 Net Asset/(Liability)

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our derivatives classified as Level 3 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning Balance	$—	$(44)	$(189)	$(2)
Net gains/(losses) for the period included in earnings	—	(103)	58	(147)
Settlements	—	—	131	2
Ending Balance	$—	$(147)	$—	$(147)

Change in unrealized gains/(losses) included in earnings relating to Level 3 derivatives still held at the end of the period	$—	$(103)	$—	$(147)

Note 8—Related Party Transactions

See Note 17 to our Consolidated Financial Statements included in Part IV of our 2022 Annual Report on Form 10-K for a complete discussion of related parties, including the determination of our related parties and nature of involvement with such related parties.

During the three and six months ended June 30, 2023 and 2022, we recognized sales and transportation revenues, purchased petroleum products and utilized transportation and storage services from related parties. These transactions were conducted at posted tariff rates or prices that we believe approximate market.

The impact to our Condensed Consolidated Statements of Operations from these transactions is included below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues from related parties	$12	$10	$23	$22

Purchases and related costs from related parties	$101	$87	$200	$184

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Our receivable and payable amounts with these related parties as reflected on our Condensed Consolidated Balance Sheets were as follows (in millions):

	June 30, 2023	December 31, 2022
Trade accounts receivable and other receivables, net from related parties (1)	$76	$45

Trade accounts payable to related parties (1) (2)	$72	$79

(1)Includes amounts related to transportation and storage services, amounts owed to us or advanced to us related to investment capital projects of equity method investees where we serve as construction manager and amounts related to crude oil purchases and sales.
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

At both June 30, 2023 and December 31, 2022, our estimated undiscounted reserve for environmental liabilities (excluding liabilities related to the Line 901 incident, as discussed further below) totaled $55 million, of which $10 million was classified as short-term and $45 million was classified as long-term for each period. Such short-term liabilities are reflected in “Other current liabilities” and long-term liabilities are reflected in “Other long-term liabilities and deferred credits” on our Condensed Consolidated Balance Sheets. At both June 30, 2023 and December 31, 2022, we had recorded receivables (excluding receivables related to the Line 901 incident) totaling $4 million for amounts probable of recovery under insurance and from third parties under indemnification agreements, $1 million of which for each period is reflected in “Other long-term assets, net” and the remainder is reflected in “Trade accounts receivable and other receivables, net” on our Condensed Consolidated Balance Sheets.

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

In 2022, in order to fully and finally resolve all claims and litigation for both classes, we reached an agreement to settle this case in exchange for a payment of $230 million (the “Class Action Settlement”). The Class Action Settlement was formally approved by the trial court on September 20, 2022, and we made the $230 million settlement payment on October 27, 2022. Plains formally submitted claims for reimbursement of the Class Action Settlement to our insurance carriers on November 7, 2022. To date, we have received payment of approximately $3.6 million from one insurer, which represents the final payment obligation of such insurer and brings the total amount collected from all insurers under such program to $275 million of the $500 million policy limits as of June 30, 2023. Insurers responsible for $185 million of the remaining $225 million of coverage formally communicated a denial of coverage for the Class Action Settlement generally alleging that some or all damages encompassed by the Class Action Settlement are not covered by their policies and that all or some portion of the $275 million for which Plains has already received insurance reimbursement does not properly exhaust the underlying policies that paid those sums. The insurer responsible for the final $40 million of coverage under such insurance program has not yet responded to our reimbursement demand. We have initiated arbitration proceedings against the insurers responsible for $175 million of coverage and intend to vigorously pursue recovery from our insurers of all amounts for which we have claimed reimbursement. We believe that our claim for reimbursement from our insurers of the Class Action Settlement payment is strong and that our ultimate recovery of such amounts is probable. Our belief is based on: (i) our analysis of the terms of the underlying insurance policies as applied to the facts and circumstances that comprise our claim for reimbursement, (ii) our experience with the cost submissions and timely collection of claims for the $275 million collected to date for this incident under the same insurance program as the denied claims, including from some of the same insurers who are now denying claims, (iii) our extensive legal review and assessment of the insurer’s claimed basis for denial of coverage, which review and assessment includes the advice of external legal counsel experienced in these type of matters and solidly supports our belief that our insurers are required to provide coverage based on the terms of the policies and the nature of our claims, and (iv) the financial strength of the insurance carriers as determined by an independent credit ratings agency. Various factors could impact the timing and amount of recovery of our insurance receivable, including future developments that adversely impact our assessment of the strength of our coverage claims, the outcome of any dispute resolution proceedings with respect to our coverage claims and the extent to which insurers may become insolvent in the future. An unfavorable resolution could have a material impact on our results of operations.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In connection with the foregoing, including the Class Action Settlement and the Derivative Settlement, we have made adjustments to our total estimated Line 901 costs and the portion of such costs that we believe are probable of recovery from insurance carriers, net of deductibles. Effective as of June 30, 2023, we estimate that the aggregate total costs we have incurred or will incur with respect to the Line 901 incident will be approximately $740 million, which includes actual and projected emergency response and clean-up costs, natural resource damage assessments, fines and penalties payable pursuant to the Consent Decree, certain third party claims settlements (including the Class Action Settlement and the Derivative Settlement), and estimated costs associated with our remaining Line 901 lawsuits and claims as described above, as well as estimates for certain legal fees and statutory interest where applicable. We accrue such estimates of aggregate total costs to “Field operating costs” in our Condensed Consolidated Statements of Operations. This estimate considers our prior experience in environmental investigation and remediation matters and available data from, and in consultation with, our environmental and other specialists, as well as currently available facts and presently enacted laws and regulations. We have made assumptions for (i) the resolution of certain third party claims and lawsuits, but excluding claims and lawsuits with respect to which losses are not probable and reasonably estimable, and excluding future claims and lawsuits and (ii) the nature, extent and cost of legal services that will be required in connection with all lawsuits, claims and other matters requiring legal or expert advice associated with the Line 901 incident. Our estimate does not include any lost revenue associated with the shutdown of Line 901 or 903 and does not include any liabilities or costs that are not reasonably estimable at this time or that relate to contingencies where we currently regard the likelihood of loss as being only reasonably possible or remote. We believe we have accrued adequate amounts for all probable and reasonably estimable costs; however, this estimate is subject to uncertainties associated with the assumptions that we have made. For example, with respect to potential losses that we regard as only reasonably possible or remote, we have made assumptions regarding the strength of our legal position based on our assessment of the relevant facts and applicable law and precedent; if our assumptions regarding such matters turn out to be inaccurate (i.e., we are found to be liable under circumstances where we regard the likelihood of loss as being only reasonably possible or remote), we could be responsible for significant costs and expenses that are not currently included in our estimates and accruals. In addition, for any potential losses that we regard as probable and for which we have accrued an estimate of the potential losses, our estimates regarding damages, legal fees, court costs and interest could turn out to be inaccurate and the actual losses we incur could be significantly higher than the amounts included in our estimates and accruals. Also, the amount of time it takes for us to resolve all of the current and future lawsuits and claims that relate to the Line 901 incident could turn out to be significantly longer than we have assumed, and as a result the costs we incur for legal services could be significantly higher than we have estimated. Accordingly, our assumptions and estimates may turn out to be inaccurate and our total costs could turn out to be materially higher; therefore, we can provide no assurance that we will not have to accrue significant additional costs in the future with respect to the Line 901 incident.

During the six months ended June 30, 2022, we recognized costs, net of amounts probable of recovery from insurance carriers, of $85 million. We did not recognize any such costs during the six months ended June 30, 2023. As of June 30, 2023, we had a remaining undiscounted gross liability of approximately $98 million related to the Line 901 incident, which aggregate amount is reflected in “Current liabilities” on our Condensed Consolidated Balance Sheet. As discussed above, we maintain insurance coverage, which is subject to certain exclusions and deductibles, in the event of such liabilities. As of June 30, 2023, our incurred costs for the Line 901 incident have exceeded our insurance coverage limit of $500 million related to our 2015 insurance program applicable to the Line 901 incident by $240 million. Through June 30, 2023, we had collected, subject to customary reservations, approximately $280 million out of the $505 million of release costs that we believe are probable of recovery from insurance carriers (including the 2015 insurance program and our directors and officers (D&O) insurance policies), net of deductibles. Therefore, as of June 30, 2023, we have recognized a long-term receivable of approximately $225 million for the portion of the release costs that we believe is probable of recovery from insurance, net of deductibles and amounts already collected. We anticipate that the process to enforce our coverage claims with respect to the Class Action Settlement will take time and, accordingly, have recognized such amount as a long-term asset in “Other assets” on our Condensed Consolidated Balance Sheet. We have completed the required clean-up and remediation work as determined by the Unified Command and the Unified Command has been dissolved; however, we expect to make payments for additional legal, professional and regulatory costs during future periods. Taking into account the costs that we have included in our total estimate of costs for the Line 901 incident and considering what we regard as very strong defenses to the claims made in our remaining Line 901 lawsuits, we do not believe the ultimate resolution of such remaining lawsuits will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables reflect certain financial data for each segment (in millions):

	Crude Oil	NGL	Intersegment Revenues Elimination	Total
Three Months Ended June 30, 2023
Revenues (1):
Product sales	$10,925	$346	$(70)	$11,201
Services	370	35	(4)	401
Total revenues	$11,295	$381	$(74)	$11,602
Equity earnings in unconsolidated entities	$89	$—		$89
Segment Adjusted EBITDA	$529	$62		$591
Maintenance capital expenditures	$36	$26		$62

Three Months Ended June 30, 2022
Revenues (1):
Product sales	$15,625	$525	$(143)	$16,007
Services	315	45	(8)	352
Total revenues	$15,940	$570	$(151)	$16,359
Equity earnings in unconsolidated entities	$104	$—		$104
Segment Adjusted EBITDA	$494	$120		$614
Maintenance capital expenditures	$25	$18		$43

Six Months Ended June 30, 2023
Revenues (1):
Product sales	$22,333	$982	$(170)	$23,145
Services	720	89	(11)	798
Total revenues	$23,053	$1,071	$(181)	$23,943
Equity earnings in unconsolidated entities	$178	$—		$178
Segment Adjusted EBITDA	$1,046	$254		$1,300
Maintenance capital expenditures	$67	$42		$109

Six Months Ended June 30, 2022
Revenues (1):
Product sales	$28,435	$1,207	$(254)	$29,388
Services	584	97	(16)	665
Total revenues	$29,019	$1,304	$(270)	$30,053
Equity earnings in unconsolidated entities	$201	$—		$201
Segment Adjusted EBITDA	$946	$281		$1,227
Maintenance capital expenditures	$45	$25		$70

(1)Segment revenues include intersegment amounts that are eliminated in Purchases and related costs. Intersegment activities are conducted at posted tariff rates where applicable, or otherwise at rates similar to those charged to third parties or rates that we believe approximate market at the time the agreement is executed or renegotiated.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Segment Adjusted EBITDA Reconciliation

The following table reconciles Segment Adjusted EBITDA to Net income attributable to PAGP (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Segment Adjusted EBITDA	$591	$614	$1,300	$1,227
Adjustments: (1)
Depreciation and amortization of unconsolidated entities (2)	(24)	(17)	(47)	(37)
Derivative activities and inventory valuation adjustments (3)	86	75	(6)	(13)
Long-term inventory costing adjustments (4)	(2)	13	(31)	105
Deficiencies under minimum volume commitments, net (5)	2	(10)	9	(15)
Equity-indexed compensation expense (6)	(8)	(7)	(17)	(15)
Foreign currency revaluation (7)	(19)	(3)	(15)	(1)
Line 901 incident (8)	—	—	—	(85)
Adjusted EBITDA attributable to noncontrolling interests in consolidated joint ventures (9)	103	89	200	166
Unallocated general and administrative expenses (10)	(2)	(2)	(3)	(3)
Depreciation and amortization	(260)	(243)	(517)	(475)
Gains/(losses) on asset sales and asset impairments, net	(3)	3	150	46
Interest expense, net	(95)	(99)	(193)	(206)
Other income/(expense), net	20	(118)	85	(155)
Income before tax	389	295	915	539
Income tax expense	(56)	(56)	(139)	(91)
Net income	333	239	776	448
Net income attributable to noncontrolling interests	(285)	(208)	(659)	(395)
Net income attributable to PAGP	$48	$31	$117	$53

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

Note 11— Acquisitions and Divestitures

Acquisitions

OMOG Acquisition. On July 28, 2023, we acquired the remaining 43% interest in OMOG JV LLC (“OMOG”) for approximately $225 million ($145 million net to our 65% interest in the Permian JV). As a result of this transaction, we now own 100% of OMOG and its subsidiaries and such entities will be reflected as consolidated subsidiaries in our consolidated financial statements. Prior to this transaction, our 57% interest in OMOG was accounted for as an equity method investment.

Divestitures

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

Our discussion and analysis includes the following:

•Executive Summary
•Results of Operations
•Liquidity and Capital Resources
•Recent Accounting Pronouncements
•Forward-Looking Statements

Executive Summary

Company Overview

We are a Delaware limited partnership that has elected to be taxed as a corporation for United States federal income tax purposes. As of June 30, 2023, our sole cash-generating assets consisted of an approximate 81% limited partner interest in AAP. We also own a 100% managing member interest in GP LLC, which holds the non-economic general partner interest in AAP. As of June 30, 2023, AAP directly owned a limited partner interest in PAA through its ownership of approximately 240.8 million PAA common units (approximately 31% of PAA’s total outstanding common units and Series A preferred units combined). AAP is the sole member of PAA GP, which holds the non-economic general partner interest in PAA.

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

Overview of Operating Results

During the first six months of 2023, we recognized net income of $776 million compared to $448 million during the first six months of 2022. The increase in operating results for the first six months of 2023 over the comparable 2022 period was driven primarily by more favorable results in our Crude Oil segment resulting from higher volumes on our pipelines and market-based opportunities. In addition, the 2022 comparative period was impacted by an increase in the accrual for estimated costs associated with the Line 901 incident.

Additionally, net income for the first six months of 2023 compared to the first six months of 2022 includes more favorable impacts from gains on asset sales and the mark-to-market adjustment of the Preferred Distribution Rate Reset Option, partially offset by less favorable impacts of long-term inventory costing adjustments.

See the “Results of Operations” section below for further discussion.

Results of Operations

Consolidated Results

The following table sets forth an overview of our consolidated financial results calculated in accordance with GAAP (in millions, except per share data):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2023	2022	$	%	2023	2022	$	%
Product sales revenues	$11,201	$16,007	$(4,806)	(30)%	$23,145	$29,388	$(6,243)	(21)%
Services revenues	401	352	49	14%	798	665	133	20%
Purchases and related costs	(10,544)	(15,324)	4,780	31%	(21,867)	(28,109)	6,242	22%
Field operating costs	(333)	(307)	(26)	(8)%	(690)	(653)	(37)	(6)%
General and administrative expenses	(87)	(80)	(7)	(9)%	(174)	(163)	(11)	(7)%
Depreciation and amortization	(260)	(243)	(17)	(7)%	(517)	(475)	(42)	(9)%
Gains/(losses) on asset sales and asset impairments, net	(3)	3	(6)	(200)%	150	46	104	226%
Equity earnings in unconsolidated entities	89	104	(15)	(14)%	178	201	(23)	(11)%
Interest expense, net	(95)	(99)	4	4%	(193)	(206)	13	6%
Other income/(expense), net	20	(118)	138	117%	85	(155)	240	155%
Income tax expense	(56)	(56)	—	—%	(139)	(91)	(48)	(53)%
Net income	333	239	94	39%	776	448	328	73%
Net income attributable to noncontrolling interests	(285)	(208)	(77)	(37)%	(659)	(395)	(264)	(67)%
Net income attributable to PAGP	$48	$31	$17	55%	$117	$53	$64	121%

Basic and diluted net income per Class A share	$0.25	$0.16	$0.09	56%	$0.60	$0.27	$0.33	122%
Basic and diluted weighted average Class A shares outstanding	195	194	1	1%	195	194	1	1%

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

A majority of our sales and purchases are indexed to WTI. The following table presents the range of NYMEX WTI benchmark prices of crude oil (in dollars per barrel):

	NYMEX WTI Crude Oil Price
	Low	High	Average
Three Months Ended June 30, 2023	$67	$83	$74
Three Months Ended June 30, 2022	$94	$122	$109

Six Months Ended June 30, 2023	$67	$83	$75
Six Months Ended June 30, 2022	$76	$124	$102

Product sales revenues and purchases decreased for the three and six months ended June 30, 2023 compared to the same periods in 2022 primarily due to lower commodity prices in the 2023 periods. The decrease for the six-month period was partially offset by higher volumes in the 2023 period.

Revenues from services increased for the three and six months ended June 30, 2023 compared to the same periods in 2022 primarily due to higher volumes and tariff escalations in the 2023 periods, as well as the impact of the consolidation of Cactus II resulting from our acquisition of an additional interest in November 2022.

See further discussion of our net revenues (revenues less purchases and related costs) in the “—Analysis of Operating Segments” section below.

Field Operating Costs

See discussion of field operating costs in the “—Analysis of Operating Segments” section below.

General and Administrative Expenses

The increase in general and administrative expenses for the three and six months ended June 30, 2023 compared to the same periods in 2022 was primarily due to (i) higher information systems costs due to ongoing systems integration work and (ii) higher employee-related costs, including an increase in equity-indexed compensation expense on equity-classified awards (which is excluded in the calculation of Adjusted EBITDA and Segment Adjusted EBITDA), partially offset by (iii) lower transition costs associated with the formation of the Permian JV and (iv) the impact of exchange rate fluctuations.

Gains/(Losses) on Asset Sales and Asset Impairments, Net

The net gains on asset sales and asset impairments for the six months ended June 30, 2023 was primarily comprised of a gain of approximately $140 million related to the sale of our Keyera Fort Saskatchewan facility in the first quarter of 2023. See Note 11 to our Condensed Consolidated Financial Statements for additional discussion of this transaction.

During the first quarter of 2022, we recognized a gain of $40 million related to the sale of land and buildings in California.

Depreciation and Amortization

The increase in depreciation and amortization expense for the three and six months ended June 30, 2023 compared to the same periods in 2022 was largely driven by our acquisition of an additional interest in Cactus II, for which our ownership interest is now consolidated. See Note 7 to our Consolidated Financial Statements included in Part IV of our 2022 Annual Report on Form 10-K for additional information.

Interest Expense, Net

The decrease in interest expense for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 was primarily due to a lower weighted average debt balance during the 2023 periods largely driven by the repayment of $750 million of PAA senior notes in March 2022 and $400 million of PAA senior notes in January 2023.

Other Income/(Expense), Net

The following table summarizes the components impacting Other income/(expense), net (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gain/(loss) on mark-to-market adjustment of Preferred Distribution Rate Reset Option embedded derivative(1)	$—	$(103)	$58	$(147)
Net gain/(loss) on foreign currency revaluation (2)	14	(16)	14	(9)
Other	6	1	13	1
	$20	$(118)	$85	$(155)

(1)See Note 7 to our Condensed Consolidated Financial Statements for additional information.
(2)The activity during the periods presented was primarily related to the impact from the change in the USD to CAD exchange rate on the portion of our intercompany net investment that is not long-term in nature.

Income Tax (Expense)/Benefit

The net unfavorable income tax variance for the six months ended June 30, 2023 compared to the same period in 2022 was primarily due to the impact of higher earnings, including increased activity within our Canadian operations and the tax impact of the Keyera Fort Saskatchewan divestiture in the first quarter of 2023.

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

The following table sets forth the reconciliation of the non-GAAP financial performance measures Adjusted EBITDA and Adjusted EBITDA attributable to PAA to Net Income (in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2023	2022	$	%	2023	2022	$	%
Net income	$333	$239	$94	39%	$776	$448	$328	73%
Interest expense, net	95	99	(4)	(4)%	193	206	(13)	(6)%
Income tax expense	56	56	—	—%	139	91	48	53%
Depreciation and amortization	260	243	17	7%	517	475	42	9%
(Gains)/losses on asset sales and asset impairments, net	3	(3)	6	200%	(150)	(46)	(104)	(226)%
Depreciation and amortization of unconsolidated entities (1)	24	17	7	41%	47	37	10	27%
Unallocated general and administrative expenses (2)	2	2	—	—%	3	3	—	—%
Selected Items Impacting Comparability:
Derivative activities and inventory valuation adjustments	(86)	(75)	(11)	**	6	13	(7)	**
Long-term inventory costing adjustments	2	(13)	15	**	31	(105)	136	**
Deficiencies under minimum volume commitments, net	(2)	10	(12)	**	(9)	15	(24)	**
Equity-indexed compensation expense	8	7	1	**	17	15	2	**
Foreign currency revaluation	19	3	16	**	15	1	14	**
Line 901 incident	—	—	—	**	—	85	(85)	**
Selected Items Impacting Comparability - Segment Adjusted EBITDA (3)	(59)	(68)	9	**	60	24	36	**
Mark-to-market adjustment of Preferred Distribution Rate Reset Option embedded derivative (4)	—	103	(103)	**	(58)	147	(205)	**
Foreign currency revaluation (5)	(14)	16	(30)	**	(14)	9	(23)	**
Selected Items Impacting Comparability - Adjusted EBITDA (6)	(73)	51	(124)	**	(12)	180	(192)	**
Adjusted EBITDA (6)	$700	$704	$(4)	(1)%	$1,513	$1,394	$119	9%
Adjusted EBITDA attributable to noncontrolling interests in consolidated joint ventures (7)	(103)	(89)	(14)	(16)%	(201)	(166)	(35)	(21)%
Adjusted EBITDA attributable to PAA	$597	$615	$(18)	(3)%	$1,312	$1,228	$84	7%

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

(4)The Preferred Distribution Rate Reset Option of PAA’s Series A preferred units was accounted for as an embedded derivative and recorded at fair value in our Condensed Consolidated Financial Statements. The associated gains and losses are not integral to our results and were thus classified as a selected item impacting comparability. See Note 7 to our Condensed Consolidated Financial Statements for additional information regarding the Preferred Distribution Rate Reset Option.
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

The following tables set forth our operating results from our Crude Oil segment:

Operating Results (1)	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(in millions)	2023	2022	$	%	2023	2022	$	%
Revenues	$11,295	$15,940	$(4,645)	(29)%	$23,053	$29,019	$(5,966)	(21)%
Purchases and related costs	(10,490)	(15,163)	4,673	31%	(21,430)	(27,556)	6,126	22%
Field operating costs	(256)	(233)	(23)	(10)%	(513)	(515)	2	—%
Segment general and administrative expenses (2)	(66)	(59)	(7)	(12)%	(133)	(122)	(11)	(9)%
Equity earnings in unconsolidated entities	89	104	(15)	(14)%	178	201	(23)	(11)%

Adjustments (3):
Depreciation and amortization of unconsolidated entities	24	17	7	**	47	37	10	**
Derivative activities and inventory valuation adjustments	5	(29)	34	**	(7)	30	(37)	**
Long-term inventory costing adjustments	10	(13)	23	**	31	(98)	129	**
Deficiencies under minimum volume commitments, net	(2)	10	(12)	**	(9)	15	(24)	**
Equity-indexed compensation expense	8	7	1	**	17	15	2	**
Foreign currency revaluation	15	2	13	**	12	1	11	**
Line 901 incident	—	—	—	**	—	85	(85)	**
Adjusted EBITDA attributable to noncontrolling interests in consolidated joint ventures	(103)	(89)	(14)	**	(200)	(166)	(34)	**
Segment Adjusted EBITDA	$529	$494	$35	7%	$1,046	$946	$100	11%

Maintenance capital expenditures	$36	$25	$11	44%	$67	$45	$22	49%

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
Average Volumes	2023	2022	Volumes	%	2023	2022	Volumes	%
Crude oil pipeline tariff (by region) (4)
Permian Basin (5)	6,304	5,434	870	16%	6,299	5,324	975	18%
Other (5)	2,088	1,983	105	5%	2,037	1,965	72	4%
Total crude oil pipeline tariff	8,392	7,417	975	13%	8,336	7,289	1,047	14%

Commercial crude oil storage capacity (5)(6)	72	72	—	—%	72	72	—	—%

Crude oil lease gathering purchases (4)	1,408	1,368	40	3%	1,418	1,364	54	4%

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

Segment Adjusted EBITDA

Crude Oil Segment Adjusted EBITDA increased for the three and six months ended June 30, 2023 compared to the same periods in 2022 primarily due to higher volumes on our pipeline systems, particularly on our Permian Basin and Capline assets, tariff escalations and favorable Canadian market-based opportunities. These items were partially offset by the impact of increased operating expenses, minimum volume commitment deficiency payments received in the first half of 2022 and lower commodity prices.

The following is a more detailed discussion of the significant factors impacting Segment Adjusted EBITDA for the three and six months ended June 30, 2023 compared to the same periods in 2022.

•Pipeline Revenue. Our Permian Basin pipelines were favorably impacted by higher gathering volumes, which were underpinned by increased production and new well connections, the acquisition of an additional interest in Cactus II in November of 2022 and tariff escalations. Increased volumes on the Capline system also contributed to increased earnings in the 2023 periods. These benefits were partially offset by the impact of minimum volume commitment deficiency payments received in the first half of 2022, as well as lower commodity prices in the 2023 periods impacting pipeline loss allowance revenues.

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

•Market Opportunities. Our results for the three and six months ended June 30, 2023 include the impact of favorable Canadian crude oil market-based opportunities. This was partially offset by the favorable impact to the 2022 periods of the sale of excess linefill in a higher crude oil price environment.

•Field Operating Costs. Field operating costs were lower for the six months ended June 30, 2023 compared to the same period in 2022 due to the recognition of additional estimated costs associated with the Line 901 incident in the first quarter of 2022 (which impact field operating costs but are excluded from Segment Adjusted EBITDA and thus are reflected as an “Adjustment” in the table above). For the three and six months ended June 30, 2023 compared to the same periods in 2022, we had higher expenses associated with (i) utilities costs due to a combination of higher volumes and prices and an increase in the amount of drag reducing agents used, (ii) incremental consolidated operating costs in connection with our acquisition of an additional interest in Cactus II, (iii) employee-related costs primarily resulting from higher average headcount and salaries, (iv) chemical treatment costs and (v) unrealized mark-to-market losses on power hedges for the six-month period (which impact our field operating costs but are excluded from Segment Adjusted EBITDA and thus are reflected as an “Adjustment” in the table above).

Maintenance Capital. The increase in maintenance capital spending for the three and six months ended June 30, 2023 compared to the same periods in 2022 was primarily due to timing of routine integrity and tank maintenance.

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

The following tables set forth our operating results from our NGL segment:

Operating Results (1)	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(in millions)	2023	2022	$	%	2023	2022	$	%
Revenues	$381	$570	$(189)	(33)%	$1,071	$1,304	$(233)	(18)%
Purchases and related costs	(128)	(312)	184	59%	(618)	(823)	205	25%
Field operating costs	(77)	(74)	(3)	(4)%	(177)	(138)	(39)	(28)%
Segment general and administrative expenses (2)	(19)	(19)	—	—%	(38)	(38)	—	—%

Adjustments (3):
Derivative activities	(91)	(46)	(45)	**	13	(17)	30	**
Long-term inventory costing adjustments	(8)	—	(8)	**	—	(7)	7	**
Foreign currency revaluation	4	1	3	**	3	—	3	**
Segment Adjusted EBITDA	$62	$120	$(58)	(48)%	$254	$281	$(27)	(10)%

Maintenance capital expenditures	$26	$18	$8	44%	$42	$25	$17	68%

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
Average Volumes (in thousands of barrels per day) (4)	2023	2022	Volumes	%	2023	2022	Volumes	%
NGL fractionation	83	137	(54)	(39)%	113	136	(23)	(17)%

NGL pipeline tariff	147	187	(40)	(21)%	170	182	(12)	(7)%

Propane and butane sales (5)	39	58	(19)	(33)%	89	96	(7)	(7)%

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

Segment Adjusted EBITDA

NGL Segment Adjusted EBITDA decreased for the three months ended June 30, 2023 compared to the same period in 2022 primarily due to lower propane sales volumes, impacted by turnarounds and deferring sales due to market structure, and the absence of weather events that benefited the 2022 period.

These unfavorable impacts were partially offset for the six months ended June 30, 2023 compared to the same period in 2022 by the favorable impact during the first quarter of 2023 of higher butane sales volumes combined with favorable NGL basis differentials.

Significant variances in the components of Segment Adjusted EBITDA are discussed in more detail below.

Net Revenues. Net revenues include the impact of derivative activities and long-term inventory costing adjustments, which are excluded from Segment Adjusted EBITDA and thus are reflected as an “Adjustment” in the table above. Excluding such impacts, net revenues decreased for the three months ended June 30, 2023 compared to the same period in 2022 primarily due to (i) lower propane sales volumes impacted by turnarounds at our facilities and by third-party asset turnarounds and outages, (ii) the impact of deferring sales for the 2023 period to winter months due to market structure, (iii) the absence of weather events that benefited the 2022 period, (iv) higher gains at certain of our NGL facilities in 2022 and (v) the sale of our ownership interest in the Keyera Fort Saskatchewan facility in the first quarter of 2023, partially offset by (vi) higher processing revenues at our Empress straddle plants resulting from a commercial agreement executed in conjunction with the increase in our Empress ownership in the fourth quarter of 2022.

These unfavorable impacts were partially offset for the six months ended June 30, 2023 compared to the same period in 2022 by the favorable impact during the first quarter of 2023 of higher butane sales volumes resulting from higher production and increased third-party demand, combined with favorable NGL basis differentials.

Field Operating Costs. The increase in field operating costs for the six months ended June 30, 2023 compared to the same periods in 2022 was primarily due to increased utilities-related costs largely as a result of higher prices, as well as our increased ownership in the Empress straddle plants effective in the fourth quarter of 2022. The increase in utilities-related costs was partially offset by the benefit to net revenues of operating cost recoveries realized through commercial agreements, as well as the impact of exchange rate fluctuations.

Maintenance Capital. The increase in maintenance capital spending for the three and six months ended June 30, 2023 compared to the same periods in 2022 was primarily due to timing of routine integrity maintenance and periodic scheduled outages.

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

As of June 30, 2023, we had approximately $3.5 billion of liquidity available to meet our ongoing operating, investing and financing needs, subject to continued covenant compliance, as noted below (in millions):

As of June 30, 2023
Availability under PAA senior unsecured revolving credit facility (1) (2)	$1,272
Availability under PAA senior secured hedged inventory facility (1) (2)	1,301
Amounts outstanding under PAA commercial paper program	—
Subtotal	2,573
Cash and cash equivalents (3)	918
Total	$3,491

(1)Represents availability prior to giving effect to borrowings outstanding under the PAA commercial paper program, which reduce available capacity under the credit facilities.
(2)Available capacity under the PAA senior unsecured revolving credit facility and the PAA senior secured hedged inventory facility was reduced by outstanding letters of credit of $78 million and $49 million, respectively.
(3)Excludes restricted cash of $18 million.

Usage of PAA’s credit facilities, and, in turn, its commercial paper program, is subject to ongoing compliance with covenants. The credit agreements for PAA’s revolving credit facilities (which impact PAA’s ability to access its commercial paper program because they provide the financial backstop that supports its short-term credit ratings) and the indentures governing its senior notes contain cross-default provisions. A default under PAA’s credit agreements or indentures would permit the lenders to accelerate the maturity of the outstanding debt. As long as PAA is in compliance with the provisions in its credit agreements, its ability to make distributions of available cash is not restricted. PAA was in compliance with the covenants contained in its credit agreements and indentures as of June 30, 2023.

We believe that we have, and will continue to have, the ability to access the PAA commercial paper program and credit facilities, which we use to meet our short-term cash needs. We believe that our financial position remains strong and we have sufficient liquid assets, cash flow from operating activities and borrowing capacity under the credit agreements to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures. We are, however, subject to business and operational risks that could adversely affect our cash flow, including extended disruptions in the financial markets and/or energy price volatility resulting from current macroeconomic and geopolitical conditions, including actions by the Organization of Petroleum Exporting Countries (“OPEC”). A prolonged material decrease in our cash flows would likely produce an adverse effect on our borrowing capacity and cost of borrowing. Our borrowing capacity and borrowing costs are also impacted by PAA’s credit rating. See Item 1A. “Risk Factors” included in our 2022 Annual Report on Form 10-K for further discussion regarding risks that may impact our liquidity and capital resources.

Cash Flow from Operating Activities

For a comprehensive discussion of the primary drivers of cash flow from operating activities, including the impact of varying market conditions and the timing of settlement of our derivatives, see Item 7. “Liquidity and Capital Resources—Cash Flow from Operating Activities” included in our 2022 Annual Report on Form 10-K.

Net cash provided by operating activities for the first six months of 2023 and 2022 was $1.629 billion and $1.129 billion, respectively, and primarily resulted from earnings from our operations. In addition, the 2023 period was favorably impacted by net positive changes in working capital items, largely associated with reducing inventory levels during the period.

Investing Activities

Capital Expenditures

In addition to our operating needs, we also use cash for our investment capital projects, maintenance capital activities and acquisition activities. We fund these expenditures with cash generated by operating activities, financing activities and/or proceeds from asset sales. The following table summarizes our investment and maintenance capital expenditures (in millions):

	Six Months Ended June 30,
	2023	2022
Investment capital (1) (2) (3)	$182	$181
Maintenance capital (1) (3)	109	70
	$291	$251

(1)Capital expenditures made to expand the existing operating and/or earnings capacity of our assets are classified as “Investment capital”. Capital expenditures made to replace and/or refurbish partially or fully depreciated assets in order to maintain the operating and/or earnings capacity of our existing assets are classified as “Maintenance capital”.
(2)Includes contributions to unconsolidated entities, accounted for under the equity method of accounting, related to investment capital projects by such entities.
(3)Investment capital and maintenance capital, net to our interest, was approximately $141 million and $103 million, respectively, for the six months ended June 30, 2023, and approximately $151 million and $67 million, respectively, for the six months ended June 30, 2022.

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

Divestitures

Proceeds from the sale of assets have generally been used to fund our investment capital projects and reduce debt levels. The following table summarizes the proceeds received during the first six months of 2023 and 2022 from sales of assets (in millions):

	Six Months Ended June 30,
	2023	2022
Proceeds from divestitures (1)	$284	$57

(1)Represents proceeds, including working capital adjustments, net of transaction costs. The proceeds from divestitures for the six months ended June 30, 2023 are primarily from the sale of our 21% non-operated/undivided joint interest in the Keyera Fort Saskatchewan facility in February 2023. See Note 11 to our Condensed Consolidated Financial Statements for additional discussion of this transaction.

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

Borrowings and Repayments Under Credit Agreements

We had no net borrowings or repayments under the PAA credit facilities or commercial paper program during the six months ended June 30, 2023.

During the six months ended June 30, 2022, we had net borrowings on the PAA credit facilities and commercial paper program of approximately $115 million. The net borrowings resulted primarily from borrowings during the period related to funding needs for capital investments, inventory purchases, senior notes repayments and other general partnership purposes, partially offset by cash flow from operating activities and proceeds from asset sales.

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

Common Equity Repurchase Program

PAA repurchased 7.3 million common units under the Common Equity Repurchase Program (the “Program”) during the six months ended June 30, 2022 for a total purchase price of $74 million, including commissions and fees. There were no repurchases under the Program during the six months ended June 30, 2023. The remaining available capacity under the Program as of June 30, 2023 was $198 million.

Registration Statements

PAGP Registration Statements. We have filed with the SEC a shelf registration statement that, subject to effectiveness at the time of use, allows us to issue up to a specified amount of equity securities (“PAGP Traditional Shelf”). At June 30, 2023, we had approximately $939 million of unsold securities available. We also have access to a universal shelf registration statement (“PAGP WKSI Shelf”), which provides us with the ability to offer and sell an unlimited amount of equity securities, subject to market conditions and our capital needs. We did not conduct any offerings under the PAGP Traditional Shelf or PAGP WKSI Shelf during the six months ended June 30, 2023.

PAA Registration Statements. PAA periodically accesses the capital markets for both equity and debt financing. PAA has filed with the SEC a universal shelf registration statement that, subject to effectiveness at the time of use, allows PAA to issue up to a specified amount of debt or equity securities (“PAA Traditional Shelf”), under which PAA had approximately $1.1 billion of unsold securities available at June 30, 2023. PAA also has access to a universal shelf registration statement (“PAA WKSI Shelf”), which provides it with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and its capital needs. PAA did not conduct any offerings under the PAA Traditional Shelf or the PAA WKSI Shelf during the six months ended June 30, 2023.

Distributions to Our Class A Shareholders

On August 14, 2023, we will pay a quarterly cash distribution of $0.2675 per Class A share ($1.07 per Class A share on an annualized basis) to shareholders of record at the close of business on July 31, 2023 for the period from April 1, 2023 through June 30, 2023, which is unchanged from the distribution per share paid in May of 2023. See Note 6 to our Condensed Consolidated Financial Statements for details of distributions paid during the first six months of 2023.

Distributions to Noncontrolling Interests

Distributions to noncontrolling interests represent amounts paid on interests in consolidated entities that are not owned by us. As of June 30, 2023, noncontrolling interests in our subsidiaries consisted of (i) limited partner interests in PAA including a 69% interest in PAA’s common units and PAA’s Series A preferred units combined and 100% of PAA’s Series B preferred units, (ii) an approximate 19% limited partner interest in AAP, (iii) a 35% interest in the Permian JV, (iv) a 30% interest in Cactus II and (v) a 33% interest in Red River.

On August 14, 2023, PAA will pay a quarterly cash distribution of approximately $0.615 per unit to its Series A preferred unitholders of record at the close of business on July 31, 2023 for the period from April 1, 2023 through June 30, 2023.

On August 15, 2023, PAA will pay a quarterly cash distribution of approximately $24.10 per unit to its Series B preferred unitholders of record at the close of business on August 1, 2023 for the period from May 15, 2023 through August 14, 2023.

On August 14, 2023, PAA will pay a quarterly cash distribution of $0.2675 per common unit ($1.07 per unit on an annualized basis) to common unitholders of record at the close of business on July 31, 2023 for the period from April 1, 2023 through June 30, 2023, which is unchanged from the distribution per unit paid in May of 2023.

See Note 6 to our Condensed Consolidated Financial Statements for details of distributions paid to noncontrolling interests during the first six months of 2023.

Contingencies

For a discussion of contingencies that may impact us, see Note 9 to our Condensed Consolidated Financial Statements.

Commitments

Purchase Obligations. In the ordinary course of doing business, we purchase crude oil and NGL from third parties under contracts, the majority of which range in term from thirty-day evergreen to five years, with a limited number of contracts with remaining terms extending up to 11 years. We establish a margin for these purchases by entering into various types of physical and financial sale and exchange transactions through which we seek to maintain a position that is substantially balanced between purchases on the one hand and sales and future delivery obligations on the other. We do not expect to use a significant amount of internal capital to meet these obligations, as the obligations will be funded by corresponding sales to entities that we deem creditworthy or who have provided credit support we consider adequate.

The following table includes our best estimate of the amount and timing of these payments as of June 30, 2023 (in millions):

	Remainder of 2023	2024	2025	2026	2027	2028 and Thereafter	Total
Crude oil, NGL and other purchases (1)	$10,541	$17,947	$16,685	$15,565	$13,612	$37,916	$112,266

(1)Amounts are primarily based on estimated volumes and market prices based on average activity during June 2023. The actual physical volume purchased and actual settlement prices will vary from the assumptions used in the table. Uncertainties involved in these estimates include levels of production at the wellhead, weather conditions, changes in market prices and other conditions beyond our control.

Letters of Credit. In connection with our merchant activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil, NGL and natural gas. Our liabilities with respect to these purchase obligations are recorded in accounts payable on our balance sheet in the month the product is purchased. Generally, these letters of credit are issued for periods of up to 70 days and are terminated upon completion of each transaction. Additionally, we issue letters of credit to support insurance programs, derivative transactions, including hedging-related margin obligations, and construction activities. At June 30, 2023 and December 31, 2022, we had outstanding letters of credit of approximately $127 million and $102 million, respectively.

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

The fair value of our commodity derivatives and the change in fair value as of June 30, 2023 that would be expected from a 10% price increase or decrease is shown in the table below (in millions):

	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease
Crude oil	$25	$(14)	$15
Natural gas	(35)	$7	$(7)
NGL and other	173	$(18)	$18
Total fair value	$163

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

Interest Rate Risk

Our use of variable rate debt and any forecasted issuances of fixed rate debt expose us to interest rate risk. Therefore, from time to time, we use interest rate derivatives to hedge interest rate risk associated with anticipated interest payments and, in certain cases, outstanding debt instruments. All of PAA’s senior notes are fixed rate notes and thus are not subject to interest rate risk. We did not have any variable rate debt outstanding at June 30, 2023. The average interest rate on variable rate debt that was outstanding during the six months ended June 30, 2023 was 5.1%, based upon rates in effect during such period. The fair value of our interest rate derivatives was a net asset of $42 million as of June 30, 2023. A 10% increase in the forward SOFR curve as of June 30, 2023 would have resulted in an increase of $16 million to the fair value of our interest rate derivatives. A 10% decrease in the forward SOFR curve as of June 30, 2023 would have resulted in a decrease of $16 million to the fair value of our interest rate derivatives. See Note 7 to our Condensed Consolidated Financial Statements for a discussion of our interest rate risk hedging activities.

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

Applicable SEC rules require an evaluation of the effectiveness of our DCP. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our DCP as of June 30, 2023, the end of the period covered by this report, and, based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our DCP is effective.

Changes in Internal Control over Financial Reporting

In addition to the information concerning our DCP, we are required to disclose certain changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

In connection with our IPO and related transactions, the former owners of Plains All American GP LLC (the “Legacy Owners”) acquired the following interests (collectively, the “Stapled Interests”): (i) Class A units of AAP (“AAP units”) representing an economic limited partner interest in AAP; (ii) general partner units representing a non-economic membership interest in our general partner; and (iii) Class B shares representing a non-economic limited partner interest in us. The Legacy Owners and any permitted transferees of their Stapled Interests have the right to exchange (the “Exchange Right”) all or a portion of such Stapled Interests for an equivalent number of Class A shares. In connection with the exercise of the Exchange Right, the Stapled Interests are transferred to us and the applicable Class B shares are canceled. Although we issue one Class A share for each Stapled Interest that is exchanged, we also receive one AAP unit and one general partner unit. As a result, the exercise by Legacy Owners of the Exchange Right is not dilutive. During the three months ended June 30, 2023, certain Legacy Owners or their permitted transferees exercised the Exchange Right, which resulted in the issuance of 1,554,000 Class A shares. The issuance of Class A shares in connection with the exercise of the Exchange Right was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

Issuer Purchases of Equity Securities

None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.   MINE SAFETY DISCLOSURES

Not applicable.

Item 5.   OTHER INFORMATION

During the quarter ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

August 8, 2023

	By:	/s/ Al Swanson
Al Swanson,
Executive Vice President and Chief Financial Officer of PAA GP Holdings LLC
(Principal Financial Officer)

August 8, 2023

	By:	/s/ Chris Herbold
Chris Herbold,
Senior Vice President, Finance and Chief Accounting Officer of PAA GP Holdings LLC
(Principal Accounting Officer)

August 8, 2023