Form 10-Q
period 2023-09-30
PLAINS GP HOLDINGS LP
filed 2023-11-08
CIK 1581990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________________________________________

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
As of October 31, 2023, there were 196,416,760 Class A Shares outstanding.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES

Page
PART I. FINANCIAL INFORMATION
Item 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
Condensed Consolidated Balance Sheets: As of September 30, 2023 and December 31, 2022	3
Condensed Consolidated Statements of Operations: For the three and nine months ended September 30, 2023 and 2022	4
Condensed Consolidated Statements of Comprehensive Income/(Loss): For the three and nine months ended September 30, 2023 and 2022	5
Condensed Consolidated Statements of Changes in Accumulated Other Comprehensive Income/(Loss): For the three and nine months ended September 30, 2023 and 2022	5
Condensed Consolidated Statements of Cash Flows: For the nine months ended September 30, 2023 and 2022	6
Condensed Consolidated Statements of Changes in Partners’ Capital: For the three and nine months ended September 30, 2023 and 2022	7
Notes to the Condensed Consolidated Financial Statements:
1. Organization and Basis of Consolidation and Presentation	8
2. Revenues and Accounts Receivable	11
3. Net Income Per Class A Share	14
4. Inventory, Linefill and Long-term Inventory	15
5. Debt	15
6. Partners’ Capital and Distributions	17
7. Derivatives and Risk Management Activities	20
8. Related Party Transactions	25
9. Commitments and Contingencies	25
10. Segment Information	31
11. Acquisitions and Divestitures	34

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	37
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	54
Item 4. CONTROLS AND PROCEDURES	56

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS	56
Item 1A. RISK FACTORS	57
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	57
Item 3. DEFAULTS UPON SENIOR SECURITIES	57
Item 4. MINE SAFETY DISCLOSURES	57
Item 5. OTHER INFORMATION	57
Item 6. EXHIBITS	58
SIGNATURES	61

PART I. FINANCIAL INFORMATION

Item 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$262	$404
Trade accounts receivable and other receivables, net	4,253	3,907
Inventory	617	729
Other current assets	201	318
Total current assets	5,333	5,358

PROPERTY AND EQUIPMENT	20,888	20,055
Accumulated depreciation	(5,298)	(4,802)
Property and equipment, net	15,590	15,253

OTHER ASSETS
Investments in unconsolidated entities	2,830	3,084
Intangible assets, net	1,969	2,145
Deferred tax asset	1,259	1,309
Linefill	957	961
Long-term operating lease right-of-use assets, net	315	349
Long-term inventory	327	284
Other long-term assets, net	417	464
Total assets	$28,997	$29,207

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES
Trade accounts payable	$4,146	$4,045
Short-term debt	710	1,159
Other current liabilities	752	689
Total current liabilities	5,608	5,893

LONG-TERM LIABILITIES
Senior notes, net	7,241	7,237
Other long-term debt, net	55	50
Long-term operating lease liabilities	280	308
Other long-term liabilities and deferred credits	1,002	1,081
Total long-term liabilities	8,578	8,676

COMMITMENTS AND CONTINGENCIES (NOTE 9)

PARTNERS’ CAPITAL
Class A shareholders (196,416,760 and 194,407,642 shares outstanding, respectively)	1,531	1,524
Noncontrolling interests	13,280	13,114
Total partners’ capital	14,811	14,638
Total liabilities and partners’ capital	$28,997	$29,207
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
REVENUES
Product sales revenues	$11,581	$14,001	$34,726	$43,390
Services revenues	490	335	1,288	1,000
Total revenues	12,071	14,336	36,014	44,390

COSTS AND EXPENSES
Purchases and related costs	11,106	13,071	32,972	41,181
Field operating costs	372	318	1,062	971
General and administrative expenses	93	84	268	247
Depreciation and amortization	261	239	778	713
(Gains)/losses on asset sales and asset impairments, net	7	—	(144)	(46)
Total costs and expenses	11,839	13,712	34,936	43,066

OPERATING INCOME	232	624	1,078	1,324

OTHER INCOME/(EXPENSE)
Equity earnings in unconsolidated entities	99	105	277	306
Gain on investment in unconsolidated entities	29	1	28	1
Interest expense (net of capitalized interest of $3, $1, $8, and $3, respectively)	(97)	(99)	(290)	(305)
Other income/(expense), net	—	(82)	85	(237)

INCOME BEFORE TAX	263	549	1,178	1,089
Current income tax expense	(22)	(12)	(104)	(60)
Deferred income tax (expense)/benefit	27	(117)	(30)	(161)

NET INCOME	268	420	1,044	868
Net income attributable to noncontrolling interests	(239)	(349)	(898)	(744)
NET INCOME ATTRIBUTABLE TO PAGP	$29	$71	$146	$124

Basic and diluted weighted average Class A shares outstanding	196	194	195	194

Basic and diluted net income per Class A share	$0.15	$0.36	$0.75	$0.64

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Net income	$268	$420	$1,044	$868
Other comprehensive income/(loss)	(35)	(173)	50	(150)
Comprehensive income	233	247	1,094	718
Comprehensive income attributable to noncontrolling interests	(214)	(224)	(934)	(636)
Comprehensive income attributable to PAGP	$19	$23	$160	$82

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
(in millions)

	Derivative Instruments	Translation Adjustments	Other	Total
	(unaudited)
Balance at December 31, 2022	$(107)	$(846)	$(1)	$(954)

Reclassification adjustments	8	—	—	8
Unrealized gain on hedges	40	—	—	40
Currency translation adjustments	—	2	—	2
Total period activity	48	2	—	50
Balance at September 30, 2023	$(59)	$(844)	$(1)	$(904)

	Derivative Instruments	Translation Adjustments	Other	Total
	(unaudited)
Balance at December 31, 2021	$(208)	$(642)	$(3)	$(853)

Reclassification adjustments	5	—	—	5
Unrealized gain on hedges	88	—	—	88
Currency translation adjustments	—	(241)	—	(241)
Other	—	—	(2)	(2)
Total period activity	93	(241)	(2)	(150)
Balance at September 30, 2022	$(115)	$(883)	$(5)	$(1,003)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30,
	2023	2022
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,044	$868
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	778	713
Gains on asset sales and asset impairments, net	(144)	(46)
Deferred income tax expense	30	161
Gains on sales of linefill	(2)	(35)
(Gain)/loss on foreign currency revaluation	(4)	42
Settlement of terminated interest rate hedging instruments (Note 7)	80	42
Change in fair value of Preferred Distribution Rate Reset Option (Note 7)	(58)	196
Equity earnings in unconsolidated entities	(277)	(306)
Distributions on earnings from unconsolidated entities	351	344
Gain on investment in unconsolidated entities	(28)	(1)
Other	56	42
Changes in assets and liabilities, net of acquisitions	(114)	50
Net cash provided by operating activities	1,712	2,070

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in connection with acquisitions, net of cash acquired	(289)	(68)
Investments in unconsolidated entities	(28)	(3)
Additions to property, equipment and other	(404)	(312)
Cash paid for purchases of linefill	(19)	(69)
Proceeds from sales of assets	286	58
Cash received from sales of linefill	9	72
Other investing activities	1	31
Net cash used in investing activities	(444)	(291)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of PAA senior notes (Note 5)	(400)	(750)
Repurchase of common units by a subsidiary	—	(74)
Distributions paid to Class A shareholders (Note 6)	(156)	(120)
Distributions paid to noncontrolling interests (Note 6)	(819)	(643)
Contributions from noncontrolling interests	53	26
Other financing activities	(84)	(44)
Net cash used in financing activities	(1,406)	(1,605)

Effect of translation adjustment	(4)	(5)

Net increase/(decrease) in cash and cash equivalents and restricted cash	(142)	169
Cash and cash equivalents and restricted cash, beginning of period	404	456
Cash and cash equivalents and restricted cash, end of period	$262	$625

Cash paid for:
Interest, net of amounts capitalized	$247	$268
Income taxes, net of amounts refunded	$28	$85
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(in millions)

	Class A Shareholders	Noncontrolling Interests	Total Partners’ Capital
	(unaudited)
Balance at December 31, 2022	$1,524	$13,114	$14,638
Net income	146	898	1,044
Distributions (Note 6)	(156)	(826)	(982)
Other comprehensive income	14	36	50
Contributions from noncontrolling interests	—	53	53
Other	3	5	8
Balance at September 30, 2023	$1,531	$13,280	$14,811

	Class A Shareholders	Noncontrolling Interests	Total Partners’ Capital
	(unaudited)
Balance at June 30, 2023	$1,568	$13,299	$14,867
Net income	29	239	268
Distributions (Note 6)	(52)	(284)	(336)
Other comprehensive loss	(10)	(25)	(35)
Contributions from noncontrolling interests	—	53	53
Other	(4)	(2)	(6)
Balance at September 30, 2023	$1,531	$13,280	$14,811

	Class A Shareholders	Noncontrolling Interests	Total Partners’ Capital
	(unaudited)
Balance at December 31, 2021	$1,533	$12,644	$14,177
Net income	124	744	868
Distributions	(120)	(655)	(775)
Other comprehensive loss	(42)	(108)	(150)
Repurchase of common units by a subsidiary	2	(76)	(74)
Contributions from noncontrolling interests	—	26	26
Other	12	(12)	—
Balance at September 30, 2022	$1,509	$12,563	$14,072

	Class A Shareholders	Noncontrolling Interests	Total Partners’ Capital
	(unaudited)
Balance at June 30, 2022	$1,517	$12,542	$14,059
Net income	71	349	420
Distributions	(42)	(232)	(274)
Other comprehensive loss	(48)	(125)	(173)
Contributions from noncontrolling interests	—	26	26
Other	11	3	14
Balance at September 30, 2022	$1,509	$12,563	$14,072

 The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Basis of Consolidation and Presentation

Organization

Plains GP Holdings, L.P. (“PAGP”) is a Delaware limited partnership formed in 2013 that has elected to be taxed as a corporation for United States federal income tax purposes. PAGP does not directly own any operating assets; as of September 30, 2023, its principal source of cash flow is derived from an indirect investment in Plains All American Pipeline, L.P. (“PAA”), a publicly traded Delaware limited partnership. As used in this Form 10-Q and unless the context indicates otherwise (taking into account the fact that PAGP has no operating activities apart from those conducted by PAA and its subsidiaries), the terms “Partnership,” “we,” “us,” “our,” “ours” and similar terms refer to PAGP and its subsidiaries.

As of September 30, 2023, we owned an approximate 82% limited partner interest in Plains AAP L.P. (“AAP”) through our ownership of approximately 196.4 million Class A units of AAP (“AAP Units”). We also own a 100% managing member interest in Plains All American GP LLC (“GP LLC”), a Delaware limited liability company that holds the non-economic general partner interest in AAP. AAP is a Delaware limited partnership that, as of September 30, 2023, directly owned a limited partner interest in PAA through its ownership of approximately 239.0 million PAA common units (approximately 31% of PAA’s total outstanding common units and Series A preferred units combined). AAP is the sole member of PAA GP LLC (“PAA GP”), a Delaware limited liability company that directly holds the non-economic general partner interest in PAA.

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

Basis of Consolidation and Presentation

The accompanying unaudited condensed consolidated interim financial statements and related notes thereto should be read in conjunction with our 2022 Annual Report on Form 10-K. The accompanying condensed consolidated financial statements include the accounts of PAGP and all of its wholly owned subsidiaries and those entities that it controls. Investments in entities over which we have significant influence but not control are accounted for by the equity method. We apply proportionate consolidation for pipelines and other assets in which we own undivided joint interests. The financial statements have been prepared in accordance with the instructions for interim reporting as set forth by the SEC. The condensed consolidated balance sheet data as of December 31, 2022 was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and nine months ended September 30, 2023 should not be taken as indicative of results to be expected for the entire year. All adjustments (consisting only of normal recurring adjustments) that in the opinion of management were necessary for a fair statement of the results for the interim periods have been reflected. All significant intercompany balances and transactions have been eliminated in consolidation, and certain reclassifications have been made to information from previous years to conform to the current presentation.

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

With the exception of a deferred tax asset of $1.259 billion and $1.309 billion as of September 30, 2023 and December 31, 2022, respectively, substantially all assets and liabilities presented on PAGP’s Condensed Consolidated Balance Sheets are those of PAA. Only the assets of each respective VIE can be used to settle the obligations of that individual VIE, and the creditors of each/either of those VIEs do not have recourse against the general credit of PAGP. PAGP did not provide any financial support to PAA or AAP during the nine months ended September 30, 2023 or the year ended December 31, 2022. See Note 17 to our Consolidated Financial Statements included in Part IV of our 2022 Annual Report on Form 10-K for information regarding the Omnibus Agreement entered into by the Plains Entities on November 15, 2016.

Subsequent Events

Subsequent events have been evaluated through the financial statements issuance date and have been included in the following footnotes where applicable.

Recent Accounting Pronouncements

Except as discussed below and in our 2022 Annual Report on Form 10-K, there have been no new accounting pronouncements that have become effective or have been issued during the nine months ended September 30, 2023 that are of significance or potential significance to us.

In August 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which requires a newly-formed joint venture to apply a new basis of accounting to its contributed net assets, resulting in the joint venture initially measuring its contributed net assets at fair value on the formation date. This guidance is effective prospectively for all joint ventures with a formation date on or after January 1, 2025, with early adoption permitted. We will adopt this guidance for joint venture formations on January 1, 2025.

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

Revenues from Contracts with Customers. The following tables present our revenues from contracts with customers disaggregated by segment and type of activity (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Crude Oil segment revenues from contracts with customers
Sales	$11,525	$13,362	$33,843	$41,796
Transportation	333	185	839	515
Terminalling, Storage and Other	99	90	284	270
Total Crude Oil segment revenues from contracts with customers	$11,957	$13,637	$34,966	$42,581

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
NGL segment revenues from contracts with customers
Sales	$283	$417	$1,168	$1,761
Transportation	7	7	23	23
Terminalling, Storage and Other	23	21	74	66
Total NGL segment revenues from contracts with customers	$313	$445	$1,265	$1,850

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

Three Months Ended September 30, 2023	Crude Oil	NGL	Total
Revenues from contracts with customers	$11,957	$313	$12,270
Other revenues	(23)	(71)	(94)
Total revenues of reportable segments	$11,934	$242	$12,176
Intersegment revenues elimination			(105)
Total revenues			$12,071

Three Months Ended September 30, 2022	Crude Oil	NGL	Total
Revenues from contracts with customers	$13,637	$445	$14,082
Other revenues	38	325	363
Total revenues of reportable segments	$13,675	$770	$14,445
Intersegment revenues elimination			(109)
Total revenues			$14,336

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2023	Crude Oil	NGL	Total
Revenues from contracts with customers	$34,966	$1,265	$36,231
Other items in revenues	22	47	69
Total revenues of reportable segments	$34,988	$1,312	$36,300
Intersegment revenues			(286)
Total revenues			$36,014

Nine Months Ended September 30, 2022	Crude Oil	NGL	Total
Revenues from contracts with customers	$42,581	$1,850	$44,431
Other items in revenues	113	225	338
Total revenues of reportable segments	$42,694	$2,075	$44,769
Intersegment revenues			(379)
Total revenues			$44,390

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

Counterparty Deficiencies	Financial Statement Classification	September 30, 2023	December 31, 2022
Billed and collected	Other current liabilities	$80	$104
Unbilled (1)	N/A	1	1
Total		$81	$105

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

Contract Balances. Our contract balances consist of amounts received associated with services or sales for which we have not yet completed the related performance obligation. The following table presents the changes in the liability balance associated with contracts with customers (in millions):

Contract Liabilities
Balance at December 31, 2022	$229
Amounts recognized as revenue	(40)
Additions	45
Balance at September 30, 2023	$234

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Remaining Performance Obligations. The information below includes the amount of consideration allocated to partially and wholly unsatisfied remaining performance obligations under contracts that existed as of the end of the periods and the timing of revenue recognition of those remaining performance obligations. Certain contracts meet the requirements for the presentation as remaining performance obligations. These contracts include a fixed minimum level of service, typically a set volume of service, and do not contain any variability other than expected timing within a limited range. The following table presents the amount of consideration associated with remaining performance obligations for the population of contracts with external customers meeting the presentation requirements as of September 30, 2023 (in millions):

	Remainder of 2023	2024	2025	2026	2027	2028 and Thereafter
Pipeline revenues supported by minimum volume commitments and capacity agreements (1)	$89	$357	$319	$148	$103	$266
Terminalling, storage and other agreement revenues	69	220	137	107	95	747
Total	$158	$577	$456	$255	$198	$1,013

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

Trade Accounts Receivable and Other Receivables, Net

At September 30, 2023 and December 31, 2022, substantially all of our trade accounts receivable were less than 30 days past their invoice date. Our expected credit losses are immaterial. Although we consider our credit procedures to be adequate to mitigate any significant credit losses, the actual amount of current and future credit losses could vary significantly from estimated amounts.

The following is a reconciliation of trade accounts receivable from revenues from contracts with customers to total Trade accounts receivable and other receivables, net as presented on our Condensed Consolidated Balance Sheets (in millions):

	September 30, 2023	December 31, 2022
Trade accounts receivable arising from revenues from contracts with customers	$4,449	$4,141
Other trade accounts receivables and other receivables (1)	8,278	7,216
Impact due to contractual rights of offset with counterparties	(8,474)	(7,450)
Trade accounts receivable and other receivables, net	$4,253	$3,907

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

On a weighted-average basis, for the three and nine months ended September 30, 2023, the possible exchange of 45 million and 46 million AAP units, respectively, would not have had a dilutive effect on basic net income per Class A share. On a weighted-average basis, for each of the three and nine months ended September 30, 2022, the possible exchange of 47 million AAP units would not have had a dilutive effect on basic net income per Class A share. For each of the three and nine months ended September 30, 2023 and 2022, our PAGP LTIP awards were dilutive; however, this did not change the presentation of diluted weighted average Class A shares outstanding or diluted net income per Class A share.

The following table sets forth the computation of basic and diluted net income per Class A share (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic and Diluted Net Income per Class A Share
Net income attributable to PAGP	$29	$71	$146	$124
Basic and diluted weighted average Class A shares outstanding	196	194	195	194

Basic and diluted net income per Class A share	$0.15	$0.36	$0.75	$0.64

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 4—Inventory, Linefill and Long-term Inventory

Inventory, linefill and long-term inventory consisted of the following (barrels in thousands and carrying value in millions):

	September 30, 2023				December 31, 2022
	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)
Inventory
Crude oil	4,491	barrels	$366	$81.50	6,713	barrels	$452	$67.33
NGL	9,107	barrels	242	$26.57	7,285	barrels	270	$37.06
Other	N/A		9	N/A	N/A		7	N/A
Inventory subtotal			617				729

Linefill
Crude oil	15,255	barrels	891	$58.41	15,480	barrels	906	$58.53
NGL	2,195	barrels	66	$30.07	1,876	barrels	55	$29.32
Linefill subtotal			957				961

Long-term inventory
Crude oil	3,254	barrels	290	$89.12	3,102	barrels	246	$79.30
NGL	1,326	barrels	37	$27.90	1,066	barrels	38	$35.65
Long-term inventory subtotal			327				284

Total			$1,901				$1,974

(1)Price per unit of measure is comprised of a weighted average associated with various grades, qualities and locations. Accordingly, these prices may not coincide with any published benchmarks for such products.

Note 5—Debt

Debt consisted of the following (in millions):

	September 30, 2023	December 31, 2022
SHORT-TERM DEBT
PAA senior notes:
2.85% senior notes due January 2023	$—	$400
3.85% senior notes due October 2023	700	700
Other	10	59
Total short-term debt	710	1,159

LONG-TERM DEBT
PAA senior notes, net of unamortized discounts and debt issuance costs of $42 and $46, respectively	7,241	7,237
Other	55	50
Total long-term debt	7,296	7,287
Total debt (1)	$8,006	$8,446

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1)PAA’s fixed-rate senior notes had a face value of approximately $8.0 billion and $8.4 billion as of September 30, 2023 and December 31, 2022, respectively. We estimated the aggregate fair value of these notes as of September 30, 2023 and December 31, 2022 to be approximately $7.1 billion and $7.6 billion, respectively. PAA’s fixed-rate senior notes are traded among institutions, and these trades are routinely published by a reporting service. Our determination of fair value is based on reported trading activity near the end of the reporting period. The fair value estimate for PAA’s senior notes is based upon observable market data and is classified in Level 2 of the fair value hierarchy.

Credit Facilities

In August 2023, PAA extended the maturity dates of its senior secured hedged inventory facility and senior unsecured revolving credit facility by one year to August 2026 and August 2028, respectively, for each extending lender. The maturity date with respect to the non-extending lender under PAA’s senior unsecured revolving credit facility (which represents a commitment of approximately $64 million out of total commitments of $1.35 billion from all lenders) remains August 2027.

Borrowings and Repayments

Total borrowings under the PAA credit facilities and commercial paper program for the nine months ended September 30, 2023 and 2022 were approximately $4.9 billion and $19.3 billion, respectively. Total repayments under the PAA credit facilities and commercial paper program were approximately $4.9 billion and $19.3 billion for the nine months ended September 30, 2023 and 2022, respectively. The variance in total gross borrowings and repayments is impacted by various business and financial factors including, but not limited to, the timing, average term and method of general partnership borrowing activities.

On January 31, 2023, PAA redeemed its 2.85%, $400 million senior notes due January 2023. On October 16, 2023, PAA redeemed its 3.85%, $700 million senior notes due October 2023.

Letters of Credit

In connection with our merchant activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil and NGL. Additionally, we issue letters of credit to support insurance programs, derivative transactions, including hedging-related margin obligations, and construction activities. At September 30, 2023 and December 31, 2022, we had outstanding letters of credit of $147 million and $102 million, respectively.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 6—Partners’ Capital and Distributions

Shares Outstanding

The following tables present the activity for our Class A shares, Class B shares and Class C shares:

	Class A Shares	Class B Shares	Class C Shares
Outstanding at December 31, 2022	194,407,642	46,205,947	528,442,538
Conversion of AAP Management Units (1) (2)	—	388,839	—
Redemption Right exercises (1)	—	(181,916)	181,916
Other	—	—	35,508
Outstanding at March 31, 2023	194,407,642	46,412,870	528,659,962
Exchange Right exercises (1)	1,554,000	(1,554,000)	—
Redemption Right exercises (1)	—	(60,354)	60,354
Outstanding at June 30, 2023	195,961,642	44,798,516	528,720,316
Exchange Right exercises (1)	315,768	(315,768)	—
Redemption Right exercises (1)	—	(1,892,538)	1,892,538
Other	139,350	—	2,463,156
Outstanding at September 30, 2023	196,416,760	42,590,210	533,076,010

	Class A Shares	Class B Shares	Class C Shares
Outstanding at December 31, 2021	194,192,777	46,645,514	534,596,831
Conversion of AAP Management Units (1)	—	205,024	—
Exchange Right exercises (1)	35,700	(35,700)	—
Redemption Right exercises (1)	—	(11,957)	11,957
Repurchase and cancellation of common units by a subsidiary under the Common Equity Repurchase Program	—	—	(2,375,299)
Other	—	—	51,937
Outstanding at March 31, 2022	194,228,477	46,802,881	532,285,426
Conversion of AAP Management Units (1)	—	53,023	—
Repurchase and cancellation of common units by a subsidiary under the Common Equity Repurchase Program	—	—	(4,876,062)
Other	—	—	147,830
Outstanding at June 30, 2022	194,228,477	46,855,904	527,557,194
Exchange Right exercises (1)	21,874	(21,874)	—
Other	35,715	—	357,024
Outstanding at September 30, 2022	194,286,066	46,834,030	527,914,218

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Distributions

The following table details distributions to our Class A shareholders paid during or pertaining to the first nine months of 2023 (in millions, except per share data):

Distribution Payment Date	Distributions to Class A Shareholders	Distributions per Class A Share
November 14, 2023 (1)	$53	$0.2675
August 14, 2023	$52	$0.2675
May 15, 2023	$52	$0.2675
February 14, 2023	$52	$0.2675

(1)Payable to shareholders of record at the close of business on October 31, 2023 for the period from July 1, 2023 through September 30, 2023.

Consolidated Subsidiaries

Noncontrolling Interests in Subsidiaries

As of September 30, 2023, noncontrolling interests in our subsidiaries consisted of (i) limited partner interests in PAA including a 69% interest in PAA’s common units and PAA’s Series A preferred units combined and 100% of PAA’s Series B preferred units, (ii) an approximate 18% limited partner interest in AAP, (iii) a 35% interest in Plains Oryx Permian Basin LLC (the “Permian JV”), (iv) a 30% interest in Cactus II Pipeline LLC (“Cactus II”) and (v) a 33% interest in Red River Pipeline Company LLC (“Red River”).

Subsidiary Distributions

PAA Series A Preferred Unit Distributions. After the fifth anniversary of the January 28, 2016 issuance date of PAA’s Series A preferred units, the holders of PAA’s Series A preferred units, acting by majority vote, had the option to make a one-time election to reset the Series A preferred unit distribution rate to equal the then applicable rate of ten-year U.S. Treasury Securities plus 5.85% (the “Preferred Distribution Rate Reset Option”). In January 2023, the Series A preferred unitholders elected the Preferred Distribution Rate Reset Option which resulted in an increase in the quarterly distribution rate to approximately $0.615 per unit. This new distribution rate was effective on January 31, 2023. The quarterly distribution paid in May 2023 reflected a pro-rated amount of approximately $0.585 per unit. The following table details distributions to PAA’s Series A preferred unitholders paid during or pertaining to the first nine months of 2023 (in millions, except per unit data):

	Series A Preferred Unitholders
Distribution Payment Date	Cash Distribution	Distribution per Unit
November 14, 2023 (1)	$44	$0.615
August 14, 2023	$44	$0.615
May 15, 2023	$42	$0.585
February 14, 2023	$37	$0.525

(1)Payable to unitholders of record at the close of business on October 31, 2023 for the period from July 1, 2023 through September 30, 2023. At September 30, 2023, such amount was accrued as distributions payable in “Other current liabilities” on our Condensed Consolidated Balance Sheet.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PAA Series B Preferred Unit Distributions. Distributions on PAA’s Series B preferred units accumulate and are payable quarterly in arrears on the 15th day of February, May, August and November. From November 15, 2022 through August 14, 2023, distributions on PAA’s Series B preferred units accumulated for each distribution period at a percentage of the liquidation preference of $1,000 per unit equal to the applicable three-month LIBOR plus a spread of 4.11% per annum. Beginning August 15, 2023, distributions on PAA’s Series B preferred units accumulate based on the applicable three-month SOFR, plus a credit spread adjustment of 0.26121%, plus 4.11% per annum. The following table details distributions paid or to be paid to PAA’s Series B preferred unitholders (in millions, except per unit data):

	Series B Preferred Unitholders
Distribution Payment Date	Cash Distribution	Distribution per Unit
November 15, 2023 (1)	$20	$24.88
August 15, 2023	$19	$24.10
May 15, 2023	$18	$22.18
February 15, 2023	$18	$22.27

(1)Payable to unitholders of record at the close of business on November 1, 2023 for the period from August 15, 2023 through November 14, 2023. At September 30, 2023, approximately $10 million of accrued distributions payable to PAA’s Series B preferred unitholders was included in “Other current liabilities” on our Condensed Consolidated Balance Sheet.

PAA Common Unit Distributions. The following table details distributions to PAA’s common unitholders paid during or pertaining to the first nine months of 2023 (in millions, except per unit data):

	Distributions			Cash Distribution per Common Unit
	Common Unitholders		Total Cash Distribution
Distribution Payment Date	Public	AAP
November 14, 2023 (1)	$125	$62	$187	$0.2675
August 14, 2023	$123	$64	$187	$0.2675
May 15, 2023	$122	$65	$187	$0.2675
February 14, 2023	$122	$65	$187	$0.2675

(1)Payable to unitholders of record at the close of business on October 31, 2023 for the period from July 1, 2023 through September 30, 2023.

AAP Distributions. The following table details the distributions to AAP’s partners paid during or pertaining to the first nine months of 2023 from distributions received from PAA (in millions):

	Distributions to AAP’s Partners
Distribution Payment Date	Noncontrolling Interests	PAGP	Total Cash Distribution
November 14, 2023 (1)	$9	$53	$62
August 14, 2023	$12	$52	$64
May 15, 2023	$13	$52	$65
February 14, 2023	$13	$52	$65

(1)Payable to unitholders of record at the close of business on October 31, 2023 for the period from July 1, 2023 through September 30, 2023.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Joint Venture Distributions. The following table details distributions paid to noncontrolling interests in consolidated joint ventures during the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Permian JV	$67	$68	$178	$179
Cactus II (1)	14	—	43	—
Red River	5	5	16	15
	$86	$73	$237	$194

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

At September 30, 2023 and December 31, 2022, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings. Although we may be required to post margin on our exchange-traded derivatives transacted through a clearing brokerage account, as described below, we do not require our non-cleared derivative counterparties to post collateral with us.

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

In the normal course of our operations, we purchase and sell commodities. We use derivatives to manage the associated risks and to optimize profits. As of September 30, 2023, net derivative positions related to these activities included:

•A net long position of 6.3 million barrels associated with our crude oil purchases, which was unwound ratably during October 2023 to match monthly average pricing.
•A net short time spread position of 6.7 million barrels, which hedges a portion of our anticipated crude oil lease gathering purchases through January 2025.
•A net crude oil basis spread position of 1.7 million barrels at multiple locations through November 2024. These derivatives allow us to lock in grade and location basis differentials.
•A net short position of 15.1 million barrels through December 2024 related to anticipated net sales of crude oil and NGL inventory.

We purchase natural gas for processing and operational needs. Additionally, we purchase NGL mix for fractionation and sell the resulting individual specification products (including ethane, propane, butane and condensate). In conjunction with these activities, we hedge the price risk associated with the purchase of the natural gas and the subsequent sale of the individual specification products. The following table summarizes our open derivative positions utilized to hedge the price risk associated with anticipated purchases and sales related to our natural gas processing and NGL fractionation activities as of September 30, 2023:

Notional Volume
	(Short)/Long	Remaining Tenor
Natural gas purchases	82.1 Bcf	December 2025
Propane sales	(14.2) MMbls	December 2024
Butane sales	(4.1) MMbls	December 2024
Condensate sales	(3.8) MMbls	December 2025
Fuel gas requirements (1)	3.5 Bcf	December 2024
Power supply requirements (1)	2.2 TWh	December 2030

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Our commodity derivatives are not designated in a hedging relationship for accounting purposes; as such, changes in the fair value are reported in earnings. The following table summarizes the impact of our commodity derivatives recognized in earnings (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Product sales revenues	$(142)	$320	$(24)	$183
Field operating costs	(17)	23	(30)	44
Net gain/(loss) from commodity derivative activity	$(159)	$343	$(54)	$227

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

	September 30, 2023	December 31, 2022
Initial margin	$84	$93
Variation margin returned	(58)	(236)
Letters of credit	(25)	(25)
Net broker receivable/(payable)	$1	$(168)

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

	September 30, 2023				December 31, 2022
			Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet			Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Commodity Derivatives				Commodity Derivatives
	Assets	Liabilities			Assets	Liabilities
Derivative Assets
Other current assets	$134	$(55)	$1	$80	$300	$(71)	$(168)	$61
Other long-term assets, net	6	(1)	—	5	9	(5)	—	4
Derivative Liabilities
Other current liabilities	5	(39)	—	(34)	2	(13)	—	(11)
Other long-term liabilities and deferred credits	2	(15)	—	(13)	—	—	—	—
Total	$147	$(110)	$1	$38	$311	$(89)	$(168)	$54

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the terms of our outstanding interest rate derivatives as of September 30, 2023 (notional amounts in millions):

Hedged Transaction	Number and Types of Derivatives Employed	Notional Amount	Expected Termination Date	Average Rate Locked	Accounting Treatment
Anticipated interest payments	8 forward starting swaps (30-year)	$200	6/15/2026	3.09%	Cash flow hedge
Anticipated interest payments	4 forward starting swaps (30-year)	$100	6/14/2024	0.74%	Cash flow hedge

During the nine months ended September 30, 2023, we terminated $200 million of notional interest hedging instruments previously expected to terminate in June 2023 for proceeds of $80 million, of which $73 million was recorded in AOCI. As of September 30, 2023, there was a net loss of $59 million deferred in AOCI. The deferred net loss recorded in AOCI is expected to be reclassified to future earnings contemporaneously with interest expense accruals associated with underlying debt instruments. We estimate that substantially all of the remaining deferred loss will be reclassified to earnings through 2056 as the underlying hedged transactions impact earnings. A portion of these amounts is based on market prices as of September 30, 2023; thus, actual amounts to be reclassified will differ and could vary materially as a result of changes in market conditions.

The following table summarizes the net unrealized gain/(loss) recognized in AOCI for derivatives (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest rate derivatives, net	$38	$16	$40	$88

At September 30, 2023, the net fair value of our interest rate hedges, which were included in “Other current assets” and “Other long-term assets, net” on our Condensed Consolidated Balance Sheet, totaled $57 million and $23 million, respectively. At December 31, 2022, the net fair value of these hedges totaled $75 million and $45 million, which were included in “Other current assets” and “Other long-term assets, net”, respectively.

Preferred Distribution Rate Reset Option

In January 2023, we received notice that the Series A preferred unitholders elected the Preferred Distribution Rate Reset Option. Prior to this election, the Preferred Distribution Rate Reset Option was accounted for as an embedded derivative. A derivative feature embedded in a contract that does not meet the definition of a derivative in its entirety must be bifurcated and accounted for separately if the economic characteristics and risks of the embedded derivative are not clearly and closely related to those of the host contract. The Preferred Distribution Rate Reset Option embedded derivative was required to be bifurcated from the related host contract, the PAA partnership agreement, and recorded at fair value on our Condensed Consolidated Balance Sheet. The fair value of the Preferred Distribution Rate Reset Option, which was included in “Other long-term liabilities and deferred credits” on our Condensed Consolidated Balance Sheet, totaled $189 million at December 31, 2022. The Preferred Distribution Rate Reset Option was settled when we received notice that the Series A preferred unitholders elected the Preferred Distribution Rate Reset Option. The fair value of the Preferred Distribution Rate Reset Option on the settlement date was $131 million. The Preferred Distribution Rate Reset Option embedded derivative was not designated in a hedging relationship for accounting purposes and corresponding changes in fair value were recognized in “Other income/(expense), net” in our Condensed Consolidated Statements of Operations. For the three months ended September 30, 2022, we recognized a loss of $49 million. For the nine months ended September 30, 2023 and 2022, we recognized a gain of $58 million and a net loss of $196 million, respectively. See Note 6 for additional information regarding the Preferred Distribution Rate Reset Option.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Recurring Fair Value Measurements

Derivative Financial Assets and Liabilities

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis (in millions):

	Fair Value as of September 30, 2023				Fair Value as of December 31, 2022
Recurring Fair Value Measures (1)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity derivatives	$(1)	$38	$—	$37	$(7)	$229	$—	$222
Interest rate derivatives	—	80	—	80	—	120	—	120
Preferred Distribution Rate Reset Option	—	—	—	—	—	—	(189)	(189)
Total net derivative asset/(liability)	$(1)	$118	$—	$117	$(7)	$349	$(189)	$153

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

Rollforward of Level 3 Net Asset/(Liability)

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our derivatives classified as Level 3 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning Balance	$—	$(147)	$(189)	$(2)
Net gains/(losses) for the period included in earnings	—	(49)	58	(196)
Settlements	—	—	131	2
Ending Balance	$—	$(196)	$—	$(196)

Change in unrealized gains/(losses) included in earnings relating to Level 3 derivatives still held at the end of the period	$—	$(49)	$—	$(196)

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

During the three and nine months ended September 30, 2023 and 2022, we recognized sales and transportation revenues, purchased petroleum products and utilized transportation and storage services from related parties. These transactions were conducted at posted tariff rates or prices that we believe approximate market.

The impact to our Condensed Consolidated Statements of Operations from these transactions is included below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues from related parties	$13	$11	$37	$33

Purchases and related costs from related parties	$103	$90	$302	$274

Our receivable and payable amounts with these related parties as reflected on our Condensed Consolidated Balance Sheets were as follows (in millions):

	September 30, 2023	December 31, 2022
Trade accounts receivable and other receivables, net from related parties (1)	$85	$45

Trade accounts payable to related parties (1) (2)	$70	$79

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

At September 30, 2023, our estimated undiscounted reserve for environmental liabilities (excluding liabilities related to the Line 901 incident, as discussed further below) totaled $57 million, of which $12 million was classified as short-term and $45 million was classified as long-term. At December 31, 2022, our estimated undiscounted reserve for environmental liabilities (excluding liabilities related to the Line 901 incident) totaled $55 million, of which $10 million was classified as short-term and $45 million was classified as long-term. Such short-term liabilities are reflected in “Other current liabilities” and long-term liabilities are reflected in “Other long-term liabilities and deferred credits” on our Condensed Consolidated Balance Sheets. At both September 30, 2023 and December 31, 2022, we had recorded receivables (excluding receivables related to the Line 901 incident) totaling $4 million for amounts probable of recovery under insurance and from third parties under indemnification agreements, $1 million of which for each period is reflected in “Other long-term assets, net” and the remainder is reflected in “Trade accounts receivable and other receivables, net” on our Condensed Consolidated Balance Sheets.

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

Additionally, a class action lawsuit was filed against us in United States District Court for the Central District of California in which the class plaintiffs seek a declaratory judgment that Plains’ right-of-way agreements would not allow Plains to lay a new pipeline to replace Line 901 and/or the non-operating segment of Line 903 without paying additional compensation. The purchaser of Line 901 and the Sisquoc to Pentland portion of Line 903 has assumed liability for these claims with respect to its interest in such acquired pipelines and Plains has been dismissed from this portion of the lawsuit. In the same proceeding, a small subset of plaintiffs are also claiming damages to compensate them for the alleged diminished value of their properties due to the stigma of the oil spill. We are vigorously defending against these stigma damages claims.

In a separate class action lawsuit that was pending in United States District Court for the Central District of California, the plaintiffs claimed two different classes of claimants were damaged by the release: (i) commercial fishermen who landed fish in certain specified fishing blocks in the waters off the coast of Southern California or persons or businesses who resold commercial seafood caught in those areas; and (ii) owners and lessees of residential beachfront properties, or properties with a private easement to a beach, where plaintiffs claim oil from the spill washed up. In 2022, in order to fully and finally resolve all claims and litigation for both classes, we reached an agreement to settle this case in exchange for a payment of $230 million (the “Class Action Settlement”). The Class Action Settlement was formally approved by the trial court on September 20, 2022, and we made the $230 million settlement payment on October 27, 2022 and the lawsuit was subsequently dismissed.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Plains formally submitted claims for reimbursement of the Class Action Settlement to our insurance carriers on November 7, 2022. To date, we have received payment of approximately $3.6 million from one insurer, which represents the final payment obligation of such insurer and brings the total amount collected from all insurers under such program to $275 million of the $500 million policy limits as of September 30, 2023. Insurers responsible for $185 million of the remaining $225 million of coverage formally communicated a denial of coverage for the Class Action Settlement generally alleging that some or all damages encompassed by the Class Action Settlement are not covered by their policies and that all or some portion of the $275 million for which Plains has already received insurance reimbursement does not properly exhaust the underlying policies that paid those sums. The insurer responsible for the final $40 million of coverage under such insurance program has not yet responded to our reimbursement demand. We have initiated arbitration proceedings against the insurers responsible for $175 million of coverage and intend to vigorously pursue recovery from our insurers of all amounts for which we have claimed reimbursement. We believe that our claim for reimbursement from our insurers of the Class Action Settlement payment is strong and that our ultimate recovery of such amounts is probable. Our belief is based on: (i) our analysis of the terms of the underlying insurance policies as applied to the facts and circumstances that comprise our claim for reimbursement, (ii) our experience with the cost submissions and timely collection of claims for the $275 million collected to date for this incident under the same insurance program as the denied claims, including from some of the same insurers who are now denying claims, (iii) our extensive legal review and assessment of the insurer’s claimed basis for denial of coverage, which review and assessment includes the advice of external legal counsel experienced in these type of matters and solidly supports our belief that our insurers are required to provide coverage based on the terms of the policies and the nature of our claims, and (iv) the financial strength of the insurance carriers as determined by an independent credit ratings agency. Various factors could impact the timing and amount of recovery of our insurance receivable, including future developments that adversely impact our assessment of the strength of our coverage claims, the outcome of any dispute resolution proceedings with respect to our coverage claims and the extent to which insurers may become insolvent in the future. An unfavorable resolution could have a material impact on our results of operations.

In connection with the foregoing, including the Class Action Settlement, we have made adjustments to our total estimated Line 901 costs and the portion of such costs that we believe are probable of recovery from insurance carriers, net of deductibles. Effective as of September 30, 2023, we estimate that the aggregate total costs we have incurred or will incur with respect to the Line 901 incident will be approximately $740 million, which includes actual and projected emergency response and clean-up costs, natural resource damage assessments, fines and penalties payable pursuant to the Consent Decree, certain third party claims settlements (including the Class Action Settlement), and estimated costs associated with our remaining Line 901 lawsuits and claims as described above, as well as estimates for certain legal fees and statutory interest where applicable. We accrue such estimates of aggregate total costs to “Field operating costs” in our Condensed Consolidated Statements of Operations. This estimate considers our prior experience in environmental investigation and remediation matters and available data from, and in consultation with, our environmental and other specialists, as well as currently available facts and presently enacted laws and regulations. We have made assumptions for (i) the resolution of certain third party claims and lawsuits, but excluding claims and lawsuits with respect to which losses are not probable and reasonably estimable, and excluding future claims and lawsuits and (ii) the nature, extent and cost of legal services that will be required in connection with all lawsuits, claims and other matters requiring legal or expert advice associated with the Line 901 incident. Our estimate does not include any lost revenue associated with the shutdown of Line 901 or 903 and does not include any liabilities or costs that are not reasonably estimable at this time or that relate to contingencies where we currently regard the likelihood of loss as being only reasonably possible or remote. We believe we have accrued adequate amounts for all probable and reasonably estimable costs; however, this estimate is subject to uncertainties associated with the assumptions that we have made. For example, with respect to potential losses that we regard as only reasonably possible or remote, we have made assumptions regarding the strength of our legal position based on our assessment of the relevant facts and applicable law and precedent; if our assumptions regarding such matters turn out to be inaccurate (i.e., we are found to be liable under circumstances where we regard the likelihood of loss as being only reasonably possible or remote), we could be responsible for significant costs and expenses that are not currently included in our estimates and accruals. In addition, for any potential losses that we regard as probable and for which we have accrued an estimate of the potential losses, our estimates regarding damages, legal fees, court costs and interest could turn out to be inaccurate and the actual losses we incur could be significantly higher than the amounts included in our estimates and accruals. Also, the amount of time it takes for us to resolve all of the current and future lawsuits and claims that relate to the Line 901 incident could turn out to be significantly longer than we have assumed, and as a result the costs we incur for legal services could be significantly higher than we have estimated. Accordingly, our assumptions and estimates may turn out to be inaccurate and our total costs could turn out to be materially higher; therefore, we can provide no assurance that we will not have to accrue significant additional costs in the future with respect to the Line 901 incident.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
During the nine months ended September 30, 2022, we recognized costs, net of amounts probable of recovery from insurance carriers, of $85 million. We did not recognize any such costs during the nine months ended September 30, 2023. As of September 30, 2023, we had a remaining undiscounted gross liability of approximately $94 million related to the Line 901 incident, which aggregate amount is reflected in “Current liabilities” on our Condensed Consolidated Balance Sheet. As discussed above, we maintain insurance coverage, which is subject to certain exclusions and deductibles, in the event of such liabilities. As of September 30, 2023, our incurred costs for the Line 901 incident have exceeded our insurance coverage limit of $500 million related to our 2015 insurance program applicable to the Line 901 incident by $240 million. Through September 30, 2023, we had collected, subject to customary reservations, approximately $280 million out of the $505 million of release costs that we believe are probable of recovery from insurance carriers (including the 2015 insurance program and our directors and officers (D&O) insurance policies), net of deductibles. Therefore, as of September 30, 2023, we have recognized a long-term receivable of approximately $225 million for the portion of the release costs that we believe is probable of recovery from insurance, net of deductibles and amounts already collected. We anticipate that the process to enforce our coverage claims with respect to the Class Action Settlement will take time and, accordingly, have recognized such amount as a long-term asset in “Other assets” on our Condensed Consolidated Balance Sheet.

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables reflect certain financial data for each segment (in millions):

	Crude Oil	NGL	Intersegment Revenues Elimination	Total
Three Months Ended September 30, 2023
Revenues (1):
Product sales	$11,481	$201	$(101)	$11,581
Services	453	41	(4)	490
Total revenues	$11,934	$242	$(105)	$12,071
Equity earnings in unconsolidated entities	$99	$—		$99
Segment Adjusted EBITDA	$553	$99		$652
Maintenance capital expenditures	$39	$21		$60

Three Months Ended September 30, 2022
Revenues (1):
Product sales	$13,367	$735	$(101)	$14,001
Services	308	35	(8)	335
Total revenues	$13,675	$770	$(109)	$14,336
Equity earnings in unconsolidated entities	$105	$—		$105
Segment Adjusted EBITDA	$536	$86		$622
Maintenance capital expenditures	$35	$41		$76

Nine Months Ended September 30, 2023
Revenues (1):
Product sales	$33,815	$1,182	$(271)	$34,726
Services	1,173	130	(15)	1,288
Total revenues	$34,988	$1,312	$(286)	$36,014
Equity earnings in unconsolidated entities	$277	$—		$277
Segment Adjusted EBITDA	$1,600	$352		$1,952
Maintenance capital expenditures	$107	$62		$169

Nine Months Ended September 30, 2022
Revenues (1):
Product sales	$41,802	$1,943	$(355)	$43,390
Services	892	132	(24)	1,000
Total revenues	$42,694	$2,075	$(379)	$44,390
Equity earnings in unconsolidated entities	$306	$—		$306
Segment Adjusted EBITDA	$1,482	$367		$1,849
Maintenance capital expenditures	$80	$66		$146

(1)Segment revenues include intersegment amounts that are eliminated in Purchases and related costs. Intersegment activities are conducted at posted tariff rates where applicable, or otherwise at rates similar to those charged to third parties or rates that we believe approximate market at the time the agreement is executed or renegotiated.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Segment Adjusted EBITDA Reconciliation

The following table reconciles Segment Adjusted EBITDA to Net income attributable to PAGP (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Segment Adjusted EBITDA	$652	$622	$1,952	$1,849
Adjustments: (1)
Depreciation and amortization of unconsolidated entities (2)	(21)	(21)	(67)	(58)
Derivative activities and inventory valuation adjustments (3)	(196)	376	(201)	363
Long-term inventory costing adjustments (4)	58	(83)	27	22
Deficiencies under minimum volume commitments, net (5)	(14)	(16)	(5)	(31)
Equity-indexed compensation expense (6)	(10)	(9)	(28)	(24)
Foreign currency revaluation (7)	15	2	—	1
Line 901 incident (8)	—	—	—	(85)
Transaction-related expenses (9)	(1)	—	(1)	—
Adjusted EBITDA attributable to noncontrolling interests in consolidated joint ventures (10)	117	98	317	264
Unallocated general and administrative expenses (11)	(1)	(1)	(5)	(4)
Depreciation and amortization	(261)	(239)	(778)	(713)
Gains/(losses) on asset sales and asset impairments, net	(7)	—	144	46
Gain on investment in unconsolidated entities	29	1	28	1
Interest expense, net	(97)	(99)	(290)	(305)
Other income/(expense), net	—	(82)	85	(237)
Income before tax	263	549	1,178	1,089
Income tax (expense)/benefit	5	(129)	(134)	(221)
Net income	268	420	1,044	868
Net income attributable to noncontrolling interests	(239)	(349)	(898)	(744)
Net income attributable to PAGP	$29	$71	$146	$124

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(5)We, and certain of our equity method investees, have certain agreements that require counterparties to deliver, transport or throughput a minimum volume over an agreed upon period. Substantially all of such agreements were entered into with counterparties to economically support the return on our capital expenditure necessary to construct the related asset. Some of these agreements include make-up rights if the minimum volume is not met. We record a receivable from the counterparty in the period that services are provided or when the transaction occurs, including amounts for deficiency obligations from counterparties associated with minimum volume commitments. If a counterparty has a make-up right associated with a deficiency, we defer the revenue attributable to the counterparty’s make-up right and subsequently recognize the revenue at the earlier of when the deficiency volume is delivered or shipped, when the make-up right expires or when it is determined that the counterparty’s ability to utilize the make-up right is remote. We include the impact of amounts billed to counterparties for their deficiency obligation, net of applicable amounts subsequently recognized into revenue or equity earnings, as a selected item impacting comparability. Our CODM views the inclusion of the contractually committed revenues associated with that period as meaningful to Segment Adjusted EBITDA as the related asset has been constructed, is standing ready to provide the committed service and the fixed operating costs are included in the current period results.
(6)Our total equity-indexed compensation expense includes expense associated with awards that will be settled in PAA common units and awards that will be settled in cash. The awards that will be settled in PAA common units are included in PAA’s diluted net income per unit calculation when the applicable performance criteria have been met. We exclude compensation expense associated with these awards in determining Segment Adjusted EBITDA as the dilutive impact of the outstanding awards is included in PAA’s diluted net income per unit calculation, as applicable. The portion of compensation expense associated with awards that will be settled in cash is not excluded in determining Segment Adjusted EBITDA. See Note 18 to our Consolidated Financial Statements included in Part IV of our 2022 Annual Report on Form 10-K for a discussion regarding our equity-indexed compensation plans.
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
(9)Includes expenses associated with the Rattler Permian Transaction. See Note 11 for information regarding this transaction.
(10)Reflects amounts attributable to noncontrolling interests in the Permian JV, Cactus II and Red River.
(11)Represents general and administrative expenses incremental to those of PAA, which are not allocated to our reporting segments in determining Segment Adjusted EBITDA.

Note 11— Acquisitions and Divestitures

Acquisitions

Rattler Permian Transaction. In the third quarter of 2023, we completed the “Rattler Permian Transaction” where the Permian JV acquired the remaining 43% interest in OMOG JV Holdings LLC (“OMOG”) and certain gathering assets in the Southern Delaware basin from Rattler Midstream Operating LLC (“Rattler”). The transaction had an aggregate purchase price of $294 million ($191 million net to PAA’s 65% interest in the Permian JV). As a result of the transaction, the Permian JV now owns 100% of OMOG and its subsidiaries and such entities are reflected as consolidated subsidiaries in our Condensed Consolidated Financial Statements. Prior to this transaction, the Permian JV’s 57% interest in OMOG was accounted for as an equity method investment.

The acquisition was accounted for as a business combination using the acquisition method of accounting. In accordance with applicable accounting guidance, the fair value of the assets acquired and liabilities assumed following the acquisition was utilized as the consideration transferred for the purchase price allocation.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As a result of us obtaining control over OMOG, the Permian JV’s previously-held 57% interest in OMOG was remeasured to its fair value of $239 million based upon a valuation of the acquired business, as of the date of acquisition. We considered multiple factors in determining the fair value of the previously-held equity method investment, including, (i) the price negotiated with Rattler for its 43% interest in OMOG and (ii) a discounted cash flow approach. The discounted cash flow approach utilized a discount rate of 10.85%, based on the estimate of the risk that a theoretical market participant would assign to the business. The remeasurement of the Permian JV’s investment in OMOG to fair value resulted in a gain of $29 million. This gain has been recognized in the line item “Gain on investment in unconsolidated entities” on our Condensed Consolidated Statement of Operations.

The determination of the fair value of the assets and liabilities assumed was estimated in accordance with applicable accounting guidance. The analysis was performed based on estimates that are reflective of market participant assumptions. While the purchase price for the Rattler Permian Transaction was $294 million, all of the OMOG assets and liabilities were remeasured to fair value and therefore, the fair value of the assets and liabilities that are now consolidated on the balance sheet as a result of this transaction is $532 million. The following table reflects our preliminary determination of the fair value of the Rattler Permian Transaction assets and liabilities (in millions):

Identifiable Assets Acquired and Liabilities Assumed:	Estimated Useful Lives (in years)	Recognized Amount
Property and equipment	3-30	$483
Intangible assets	10	35
Working capital and other assets and liabilities	N/A	14
		$532

The fair value of the tangible assets is a Level 3 measurement in the fair value hierarchy and was determined using the cost approach based on costs incurred on similar recent construction projects. The fair value of the intangible assets is also a Level 3 measurement in the fair value hierarchy and was determined by applying a discounted cash flow approach. Such approach utilized discount rates varying from 21.1% to 22.9%, based on our estimate of the risk that a theoretical market participant would assign to the respective intangible assets. The projection of future crude oil volumes transported and the estimated tariff rates for transportation were also key assumptions in the valuation of the intangible assets. Projected future volumes and estimated tariff rates were based on current contracts in place with assumptions for forecasted rate increases and contract renewals.

The fair value of intangible assets is comprised of customer relationships that will be amortized over their useful lives, which have a remaining weighted average life of approximately 10 years. The value assigned to such intangible assets will be amortized to earnings under the declining balance method of amortization. Amortization expense was approximately $2 million during the three months ended September 30, 2023, and the future amortization expense for the fourth quarter of 2023 through 2027 is estimated as follows (in millions):

Remainder of 2023	$2
2024	$8
2025	$10
2026	$4
2027	$3

Pro forma financial information assuming the acquisition had occurred as of the beginning of the calendar year prior to the year of the acquisition, as well as the revenues and earnings generated during the period since the acquisition date, were not material for disclosure purposes.

Northern Delaware Basin Gathering Acquisition. On November 1, 2023, we acquired a crude oil gathering system in the Northern Delaware Basin from a subsidiary of LM Energy Partners for approximately $135 million (approximately $88 million net to PAA’s 65% interest in the Permian JV), subject to certain adjustments.

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

Our discussion and analysis includes the following:

•Executive Summary
•Results of Operations
•Liquidity and Capital Resources
•Recent Accounting Pronouncements
•Forward-Looking Statements

Executive Summary

Company Overview

We are a Delaware limited partnership that has elected to be taxed as a corporation for United States federal income tax purposes. As of September 30, 2023, our sole cash-generating assets consisted of an approximate 82% limited partner interest in AAP. We also own a 100% managing member interest in GP LLC, which holds the non-economic general partner interest in AAP. As of September 30, 2023, AAP directly owned a limited partner interest in PAA through its ownership of approximately 239.0 million PAA common units (approximately 31% of PAA’s total outstanding common units and Series A preferred units combined). AAP is the sole member of PAA GP, which holds the non-economic general partner interest in PAA.

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

Overview of Operating Results

During the first nine months of 2023, we recognized net income of $1,044 million compared to $868 million during the first nine months of 2022. Our results include the benefit of higher tariff volumes and tariff escalations on our crude oil pipelines. In addition, the 2022 comparative period was impacted by an increase in the accrual for estimated costs associated with the Line 901 incident.

Additionally, net income for the first nine months of 2023 compared to the first nine months of 2022 includes more favorable impacts from gains on asset sales and the mark-to-market adjustment of the Preferred Distribution Rate Reset Option, partially offset by unfavorable variances related to derivative mark-to-market valuations associated with our NGL operations.

See the “Results of Operations” section below for further discussion.

Results of Operations

Consolidated Results

The following table sets forth an overview of our consolidated financial results calculated in accordance with GAAP (in millions, except per share data):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2023	2022	$	%	2023	2022	$	%
Product sales revenues	$11,581	$14,001	$(2,420)	(17)%	$34,726	$43,390	$(8,664)	(20)%
Services revenues	490	335	155	46%	1,288	1,000	288	29%
Purchases and related costs	(11,106)	(13,071)	1,965	15%	(32,972)	(41,181)	8,209	20%
Field operating costs	(372)	(318)	(54)	(17)%	(1,062)	(971)	(91)	(9)%
General and administrative expenses	(93)	(84)	(9)	(11)%	(268)	(247)	(21)	(9)%
Depreciation and amortization	(261)	(239)	(22)	(9)%	(778)	(713)	(65)	(9)%
Gains/(losses) on asset sales and asset impairments, net	(7)	—	(7)	N/A	144	46	98	213%
Equity earnings in unconsolidated entities	99	105	(6)	(6)%	277	306	(29)	(9)%
Gain on investment in unconsolidated entities	29	1	28	**	28	1	27	**
Interest expense, net	(97)	(99)	2	2%	(290)	(305)	15	5%
Other income/(expense), net	—	(82)	82	100%	85	(237)	322	136%
Income tax (expense)/benefit	5	(129)	134	104%	(134)	(221)	87	39%
Net income	268	420	(152)	(36)%	1,044	868	176	20%
Net income attributable to noncontrolling interests	(239)	(349)	110	32%	(898)	(744)	(154)	(21)%
Net income attributable to PAGP	$29	$71	$(42)	(59)%	$146	$124	$22	18%

Basic and diluted net income per Class A share	$0.15	$0.36	$(0.21)	(58)%	$0.75	$0.64	$0.11	17%
Basic and diluted weighted average Class A shares outstanding	196	194	2	1%	195	194	1	1%

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

A majority of our sales and purchases are indexed to WTI. The following table presents the range of NYMEX WTI benchmark prices of crude oil (in dollars per barrel):

	NYMEX WTI Crude Oil Price
	Low	High	Average
Three Months Ended September 30, 2023	$70	$94	$82
Three Months Ended September 30, 2022	$77	$108	$91

Nine Months Ended September 30, 2023	$67	$94	$77
Nine Months Ended September 30, 2022	$76	$124	$98

Product sales revenues and purchases decreased for the three and nine months ended September 30, 2023 compared to the same periods in 2022 primarily due to lower commodity prices in the 2023 periods.

Revenues from services increased for the three and nine months ended September 30, 2023 compared to the same periods in 2022 primarily due to higher volumes and tariff escalations in the 2023 periods, as well as the impact of acquisitions.

See further discussion of our net revenues (revenues less purchases and related costs) in the “—Analysis of Operating Segments” section below.

Field Operating Costs

See discussion of field operating costs in the “—Analysis of Operating Segments” section below.

General and Administrative Expenses

The increase in general and administrative expenses for the three and nine months ended September 30, 2023 compared to the same periods in 2022 was primarily due to (i) higher information systems costs due to ongoing systems integration work and (ii) higher employee-related costs, including an increase in equity-indexed compensation expense (a portion of which is excluded in the calculation of Adjusted EBITDA and Segment Adjusted EBITDA), partially offset by (iii) lower transition costs associated with the formation of the Permian JV and (iv) the impact of exchange rate fluctuations.

Gains/(Losses) on Asset Sales and Asset Impairments, Net

The net gains on asset sales and asset impairments for the nine months ended September 30, 2023 was primarily comprised of a gain of approximately $140 million related to the sale of our Keyera Fort Saskatchewan facility in the first quarter of 2023. See Note 11 to our Condensed Consolidated Financial Statements for additional discussion of this transaction.

During the first quarter of 2022, we recognized a gain of $40 million related to the sale of land and buildings in California.

Depreciation and Amortization

The increase in depreciation and amortization expense for the three and nine months ended September 30, 2023 compared to the same periods in 2022 was largely driven by acquisitions.

Interest Expense, Net

The decrease in interest expense for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to a lower weighted average debt balance during the 2023 period largely driven by the repayment of $750 million of PAA senior notes in March 2022 and $400 million of PAA senior notes in January 2023.

Other Income/(Expense), Net

The following table summarizes the components impacting Other income/(expense), net (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gain/(loss) on mark-to-market adjustment of Preferred Distribution Rate Reset Option embedded derivative (1)	$—	$(49)	$58	$(196)
Net gain/(loss) on foreign currency revaluation (2)	(10)	(34)	4	(43)
Other	10	1	23	2
	$—	$(82)	$85	$(237)

(1)See Note 7 to our Condensed Consolidated Financial Statements for additional information.
(2)The activity during the periods presented was primarily related to the impact from the change in the USD to CAD exchange rate on the portion of our intercompany net investment that is not long-term in nature.

Income Tax (Expense)/Benefit

The net favorable income tax variance for the three and nine months ended September 30, 2023, compared to the same periods in 2022 was primarily a result of lower year-over-year income within our Canadian operations as impacted by fluctuations of the derivative mark-to-market valuations. This favorable variance was partially offset for the nine-month period by the tax impact of the Keyera Fort Saskatchewan divestiture in the first quarter of 2023.

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

The following table sets forth the reconciliation of the non-GAAP financial performance measures Adjusted EBITDA and Adjusted EBITDA attributable to PAA to Net Income (in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2023	2022	$	%	2023	2022	$	%
Net income	$268	$420	$(152)	(36)%	$1,044	$868	$176	20%
Interest expense, net	97	99	(2)	(2)%	290	305	(15)	(5)%
Income tax expense/(benefit)	(5)	129	(134)	(104)%	134	221	(87)	(39)%
Depreciation and amortization	261	239	22	9%	778	713	65	9%
(Gains)/losses on asset sales and asset impairments, net	7	—	7	N/A	(144)	(46)	(98)	(213)%
Gain on investment in unconsolidated entities	(29)	(1)	(28)	**	(28)	(1)	(27)	**
Depreciation and amortization of unconsolidated entities (1)	21	21	—	—%	67	58	9	16%
Unallocated general and administrative expenses (2)	1	1	—	—%	5	4	1	25%
Selected Items Impacting Comparability:
Derivative activities and inventory valuation adjustments	196	(376)	572	**	201	(363)	564	**
Long-term inventory costing adjustments	(58)	83	(141)	**	(27)	(22)	(5)	**
Deficiencies under minimum volume commitments, net	14	16	(2)	**	5	31	(26)	**
Equity-indexed compensation expense	10	9	1	**	28	24	4	**
Foreign currency revaluation	(15)	(2)	(13)	**	—	(1)	1	**
Line 901 incident	—	—	—	**	—	85	(85)	**
Transaction-related expenses	1	—	1	**	1	—	1	**
Selected Items Impacting Comparability - Segment Adjusted EBITDA (3)	148	(270)	418	**	208	(246)	454	**
Mark-to-market adjustment of Preferred Distribution Rate Reset Option embedded derivative (4)	—	49	(49)	**	(58)	196	(254)	**
Foreign currency revaluation (5)	10	34	(24)	**	(4)	43	(47)	**
Selected Items Impacting Comparability - Adjusted EBITDA (6)	158	(187)	345	**	146	(7)	153	**
Adjusted EBITDA (6)	$779	$721	$58	8%	$2,292	$2,115	$177	8%
Adjusted EBITDA attributable to noncontrolling interests in consolidated joint ventures (7)	(117)	(98)	(19)	(19)%	(318)	(264)	(54)	(20)%
Adjusted EBITDA attributable to PAA	$662	$623	$39	6%	$1,974	$1,851	$123	7%

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

The following tables set forth our operating results from our Crude Oil segment:

Operating Results (1)	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(in millions)	2023	2022	$	%	2023	2022	$	%
Revenues	$11,934	$13,675	$(1,741)	(13)%	$34,988	$42,694	$(7,706)	(18)%
Purchases and related costs	(11,069)	(12,938)	1,869	14%	(32,499)	(40,495)	7,996	20%
Field operating costs	(266)	(235)	(31)	(13)%	(779)	(749)	(30)	(4)%
Segment general and administrative expenses (2)	(71)	(64)	(7)	(11)%	(203)	(186)	(17)	(9)%
Equity earnings in unconsolidated entities	99	105	(6)	(6)%	277	306	(29)	(9)%

Adjustments (3):
Depreciation and amortization of unconsolidated entities	21	21	—	**	67	58	9	**
Derivative activities and inventory valuation adjustments	76	(33)	109	**	69	(3)	72	**
Long-term inventory costing adjustments	(67)	80	(147)	**	(36)	(18)	(18)	**
Deficiencies under minimum volume commitments, net	14	16	(2)	**	5	31	(26)	**
Equity-indexed compensation expense	10	9	1	**	27	24	3	**
Foreign currency revaluation	(12)	(2)	(10)	**	—	(1)	1	**
Line 901 incident	—	—	—	**	—	85	(85)	**
Transaction-related expenses	1	—	1	**	1	—	1	**
Adjusted EBITDA attributable to noncontrolling interests in consolidated joint ventures	(117)	(98)	(19)	**	(317)	(264)	(53)	**
Segment Adjusted EBITDA	$553	$536	$17	3%	$1,600	$1,482	$118	8%

Maintenance capital expenditures	$39	$35	$4	11%	$107	$80	$27	34%

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
Average Volumes	2023	2022	Volumes	%	2023	2022	Volumes	%
Crude oil pipeline tariff (by region) (4)
Permian Basin (5)	6,114	5,698	416	7%	6,237	5,450	787	14%
Other (5)	2,145	1,883	262	14%	2,073	1,937	136	7%
Total crude oil pipeline tariff	8,259	7,581	678	9%	8,310	7,387	923	12%

Commercial crude oil storage capacity (5)(6)	72	72	—	—%	72	72	—	—%

Crude oil lease gathering purchases (4)	1,455	1,390	65	5%	1,430	1,373	57	4%

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

Segment Adjusted EBITDA

Crude Oil Segment Adjusted EBITDA increased for the three and nine months ended September 30, 2023 compared to the same periods in 2022 primarily due to higher tariff volumes, tariff escalations and contributions from acquisitions. These items were partially offset by fewer market-based opportunities.

The following is a more detailed discussion of the significant factors impacting Segment Adjusted EBITDA for the three and nine months ended September 30, 2023 compared to the same periods in 2022.

Net Revenues and Equity Earnings. Our results were favorably impacted by (i) higher volumes across our pipeline systems, primarily driven by increased production and new well connections, (ii) tariff escalations and (iii) contributions from acquisitions. These benefits were partially offset by the impact of minimum volume commitment deficiency payments received in 2022.

Our results for the three months ended September 30, 2023 reflect fewer crude oil market-based opportunities compared to the three months ended September 30, 2022. For the full nine months of 2023 compared to 2022, more favorable results from Canadian crude oil market-based opportunities in 2023 were offset by the favorable impact to the 2022 period of the sale of excess linefill in a higher crude oil price environment.

Field Operating Costs. For the three and nine months ended September 30, 2023 compared to the same periods in 2022, we had higher expenses associated with (i) utilities costs due to a combination of higher volumes and prices and an increase in the amount of drag reducing agents used, (ii) incremental consolidated operating costs in connection with acquisitions, (iii) employee-related costs primarily resulting from higher average headcount and salaries, (iv) chemical treatment costs and (v) unrealized mark-to-market losses on power hedges for the three- and nine-month period (which impact our field operating costs but are excluded from Segment Adjusted EBITDA and thus are reflected as an “Adjustment” in the table above). The unfavorable variance for the nine months ended September 30, 2023 compared to 2022 was partially offset by the recognition of additional estimated costs associated with the Line 901 incident in the first quarter of 2022 (which impact field operating costs but are excluded from Segment Adjusted EBITDA and thus are reflected as an “Adjustment” in the table above).

Maintenance Capital

The increase in maintenance capital spending for the three and nine months ended September 30, 2023 compared to the same periods in 2022 was primarily due to timing of routine integrity and tank maintenance, as well as vehicle lease buyouts.

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

The following tables set forth our operating results from our NGL segment:

Operating Results (1)	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(in millions)	2023	2022	$	%	2023	2022	$	%
Revenues	$242	$770	$(528)	(69)%	$1,312	$2,075	$(763)	(37)%
Purchases and related costs	(142)	(242)	100	41%	(759)	(1,065)	306	29%
Field operating costs	(106)	(83)	(23)	(28)%	(283)	(222)	(61)	(27)%
Segment general and administrative expenses (2)	(21)	(19)	(2)	(11)%	(60)	(57)	(3)	(5)%

Adjustments (3):
Derivative activities	120	(343)	463	**	132	(360)	492	**
Long-term inventory costing adjustments	9	3	6	**	9	(4)	13	**
Equity-indexed compensation expense	—	—	—	N/A	1	—	1	**
Foreign currency revaluation	(3)	—	(3)	**	—	—	—	**
Segment Adjusted EBITDA	$99	$86	$13	15%	$352	$367	$(15)	(4)%

Maintenance capital expenditures	$21	$41	$(20)	(49)%	$62	$66	$(4)	(6)%

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
Average Volumes (in thousands of barrels per day) (4)	2023	2022	Volumes	%	2023	2022	Volumes	%
NGL fractionation	107	121	(14)	(12)%	111	131	(20)	(15)%

NGL pipeline tariff	193	182	11	6%	178	182	(4)	(2)%

Propane and butane sales (5)	44	56	(12)	(21)%	73	83	(10)	(12)%

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

Segment Adjusted EBITDA

NGL Segment Adjusted EBITDA increased for the three months ended September 30, 2023 compared to the same period in 2022 primarily due to (i) favorable NGL basis differentials and spot opportunities, partially offset by (ii) the impact of lower propane sales volumes as a result of deferring sales due to market structure, and (iii) increased field operating costs.

These net favorable impacts were more than offset for the nine months ended September 30, 2023 compared to the same period in 2022 by (i) the impact of lower NGL sales volumes during the second quarter of 2023 as a result of turnarounds, (ii) the sale of our ownership interest in the Keyera Fort Saskatchewan facility in the first quarter of 2023, combined with (iii) further increases in field operating costs.

Significant variances in the components of Segment Adjusted EBITDA are discussed in more detail below.

Net Revenues. Net revenues include the impact of derivative activities and long-term inventory costing adjustments, which are excluded from Segment Adjusted EBITDA and thus are reflected as an “Adjustment” in the table above. Excluding such impacts, net revenues increased for the three and nine months ended September 30, 2023 compared to the same period in 2022 primarily due to (i) favorable NGL basis differentials and spot opportunities and (ii) higher processing revenues at our Empress straddle plants resulting from a commercial agreement executed in conjunction with the increase in our Empress ownership in the fourth quarter of 2022. This was partially offset by lower propane sales volumes as a result of deferring sales due to market structure, and further for the nine month period by the impact of (i) lower NGL sales volumes during the second quarter of 2023 as a result of turnarounds, (ii) higher gains at certain of our NGL facilities in 2022, and (iii) the sale of our ownership interest in the Keyera Fort Saskatchewan facility in the first quarter of 2023.

Field Operating Costs. The increase in field operating costs for the three and nine months ended September 30, 2023 compared to the same periods in 2022 was primarily due to (i) an increase in unrealized mark-to-market losses on power hedges (which impact our field operating costs but are excluded from Segment Adjusted EBITDA and thus are reflected as an “Adjustment” in the table above), (ii) increased utilities-related costs largely as a result of higher prices, and the increase in our Empress ownership in the fourth quarter of 2022, along with (iii) higher regulatory costs. The increase in utilities-related costs was partially offset by the benefit to net revenues of operating cost recoveries realized through commercial agreements.

Maintenance Capital

The decrease in maintenance capital spending for the three and nine months ended September 30, 2023 compared to the same periods in 2022 was primarily due to a scheduled turnaround at our Empress, Alberta facility during 2022, partially offset by an increase in routine integrity activities.

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

As of September 30, 2023, although we had a working capital deficit of $275 million, we had approximately $2.8 billion of liquidity available to meet our ongoing operating, investing and financing needs, subject to continued covenant compliance, as noted below (in millions):

As of September 30, 2023
Availability under PAA senior unsecured revolving credit facility (1) (2)	$1,272
Availability under PAA senior secured hedged inventory facility (1) (2)	1,281
Amounts outstanding under PAA commercial paper program	—
Subtotal	2,553
Cash and cash equivalents (3)	260
Total	$2,813

(1)Represents availability prior to giving effect to borrowings outstanding under the PAA commercial paper program, which reduce available capacity under the credit facilities.
(2)Available capacity under the PAA senior unsecured revolving credit facility and the PAA senior secured hedged inventory facility was reduced by outstanding letters of credit of $78 million and $69 million, respectively.
(3)Excludes restricted cash of $2 million.

In August 2023, PAA extended the maturity dates of its senior secured hedged inventory facility and senior unsecured revolving credit facility by one year to August 2026 and August 2028, respectively, for each extending lender. The maturity date with respect to the non-extending lender under PAA’s senior unsecured revolving credit facility (which represents a commitment of approximately $64 million out of total commitments of $1.35 billion from all lenders) remains August 2027.

Usage of PAA’s credit facilities, and, in turn, its commercial paper program, is subject to ongoing compliance with covenants. The credit agreements for PAA’s revolving credit facilities (which impact PAA’s ability to access its commercial paper program because they provide the financial backstop that supports its short-term credit ratings) and the indentures governing its senior notes contain cross-default provisions. A default under PAA’s credit agreements or indentures would permit the lenders to accelerate the maturity of the outstanding debt. As long as PAA is in compliance with the provisions in its credit agreements, its ability to make distributions of available cash is not restricted. PAA was in compliance with the covenants contained in its credit agreements and indentures as of September 30, 2023.

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

Net cash provided by operating activities for the first nine months of 2023 and 2022 was $1.712 billion and $2.070 billion, respectively, and primarily resulted from earnings from our operations. However, the 2023 period was impacted by net negative changes in working capital items, largely associated with higher margin balances required as part of our hedging activities during the period.

Investing Activities

Capital Expenditures

In addition to our operating needs, we also use cash for our investment capital projects, maintenance capital activities and acquisition activities. We fund these expenditures with cash generated by operating activities, financing activities and/or proceeds from asset sales. The following table summarizes our investment and maintenance capital expenditures (in millions):

	Nine Months Ended September 30,
	2023	2022
Investment capital (1) (2) (3)	$285	$262
Maintenance capital (1) (3)	169	146
Acquisition capital (2) (4)	295	74
	$749	$482

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
(3)Investment capital and maintenance capital, net to our interest, was approximately $221 million and $158 million, respectively, for the nine months ended September 30, 2023, and approximately $212 million and $140 million, respectively, for the nine months ended September 30, 2022.
(4)Acquisition capital for the 2023 period primarily includes the Rattler Permian Transaction ($191 million net to PAA’s 65% interest in the Permian JV). See Note 11 to our Condensed Consolidated Financial Statements for additional information.

2023 Investment and Maintenance Capital. Total investment capital for the year ending December 31, 2023 is projected to be approximately $420 million ($325 million net to our interest). Approximately half of our projected investment capital expenditures are expected to be invested in the Permian JV assets. Additionally, maintenance capital for 2023 is projected to be $225 million ($210 million net to our interest). We expect to fund our 2023 investment and maintenance capital expenditures primarily with retained cash flow.

Divestitures

Proceeds from the sale of assets have generally been used to fund our investment capital projects and reduce debt levels. The following table summarizes the proceeds received during the first nine months of 2023 and 2022 from sales of assets (in millions):

	Nine Months Ended September 30,
	2023	2022
Proceeds from divestitures (1)	$286	$58

(1)Represents proceeds, including working capital adjustments, net of transaction costs. The proceeds from divestitures for the nine months ended September 30, 2023 are primarily from the sale of our 21% non-operated/undivided joint interest in the Keyera Fort Saskatchewan facility in February 2023. See Note 11 to our Condensed Consolidated Financial Statements for additional discussion of this transaction.

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

Borrowings and Repayments Under Credit Agreements

We had no net borrowings or repayments under the PAA credit facilities or commercial paper program during the nine months ended September 30, 2023 and 2022.

Repayment of Senior Notes

On January 31, 2023, PAA redeemed its 2.85%, $400 million senior notes due January 2023. PAA utilized a combination of cash on hand and borrowings under its commercial paper program to repay these senior notes.

On October 16, 2023, PAA redeemed its 3.85%, $700 million senior notes due October 2023. PAA utilized a combination of cash on hand and borrowings under its commercial paper program to repay these senior notes.

Common Equity Repurchase Program

PAA repurchased 7.3 million common units under the Common Equity Repurchase Program (the “Program”) during the nine months ended September 30, 2022 for a total purchase price of $74 million, including commissions and fees. There were no repurchases under the Program during the nine months ended September 30, 2023. The remaining available capacity under the Program as of September 30, 2023 was $198 million.

Registration Statements

PAGP Registration Statements. We have filed with the SEC a shelf registration statement that, subject to effectiveness at the time of use, allows us to issue up to a specified amount of equity securities (“PAGP Traditional Shelf”). At September 30, 2023, we had approximately $939 million of unsold securities available. We also have access to a universal shelf registration statement (“PAGP WKSI Shelf”), which provides us with the ability to offer and sell an unlimited amount of equity securities, subject to market conditions and our capital needs. We did not conduct any offerings under the PAGP Traditional Shelf or PAGP WKSI Shelf during the nine months ended September 30, 2023.

PAA Registration Statements. PAA periodically accesses the capital markets for both equity and debt financing. PAA has filed with the SEC a universal shelf registration statement that, subject to effectiveness at the time of use, allows PAA to issue up to a specified amount of debt or equity securities (“PAA Traditional Shelf”), under which PAA had approximately $1.1 billion of unsold securities available at September 30, 2023. PAA also has access to a universal shelf registration statement (“PAA WKSI Shelf”), which provides it with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and its capital needs. PAA did not conduct any offerings under the PAA Traditional Shelf or the PAA WKSI Shelf during the nine months ended September 30, 2023.

Distributions to Our Class A Shareholders

On November 14, 2023, we will pay a quarterly cash distribution of $0.2675 per Class A share ($1.07 per Class A share on an annualized basis) to shareholders of record at the close of business on October 31, 2023 for the period from July 1, 2023 through September 30, 2023, which is unchanged from the distribution per share paid in August of 2023. See Note 6 to our Condensed Consolidated Financial Statements for details of distributions paid during the first nine months of 2023.

Distributions to Noncontrolling Interests

Distributions to noncontrolling interests represent amounts paid on interests in consolidated entities that are not owned by us. As of September 30, 2023, noncontrolling interests in our subsidiaries consisted of (i) limited partner interests in PAA including a 69% interest in PAA’s common units and PAA’s Series A preferred units combined and 100% of PAA’s Series B preferred units, (ii) an approximate 18% limited partner interest in AAP, (iii) a 35% interest in the Permian JV, (iv) a 30% interest in Cactus II and (v) a 33% interest in Red River.

On November 14, 2023, PAA will pay a quarterly cash distribution of approximately $0.615 per unit to its Series A preferred unitholders of record at the close of business on October 31, 2023 for the period from July 1, 2023 through September 30, 2023.

On November 15, 2023, PAA will pay a quarterly cash distribution of approximately $24.88 per unit to its Series B preferred unitholders of record at the close of business on November 1, 2023 for the period from August 15, 2023 through November 14, 2023.

On November 14, 2023, PAA will pay a quarterly cash distribution of $0.2675 per common unit ($1.07 per unit on an annualized basis) to common unitholders of record at the close of business on October 31, 2023 for the period from July 1, 2023 through September 30, 2023, which is unchanged from the distribution per unit paid in August of 2023.

See Note 6 to our Condensed Consolidated Financial Statements for details of distributions paid to noncontrolling interests during the nine months ended September 30, 2023.

Capital Allocation Framework Update

On November 3, 2023, we provided updates to our capital allocation framework and announced our intention to recommend to the Board of Directors a $0.20 per unit/share (annualized) increase to our distribution payable to holders of PAA common units and PAGP Class A shares with respect to the fourth quarter of 2023. If approved and declared by the Board of Directors, such increased distribution would be paid in February 2024.

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

The following table includes our best estimate of the amount and timing of these payments as of September 30, 2023 (in millions):

	Remainder of 2023	2024	2025	2026	2027	2028 and Thereafter	Total
Crude oil, NGL and other purchases (1)	$7,737	$24,223	$22,214	$20,309	$17,857	$47,448	$139,788

(1)Amounts are primarily based on estimated volumes and market prices based on average activity during September 2023. The actual physical volume purchased and actual settlement prices will vary from the assumptions used in the table. Uncertainties involved in these estimates include levels of production at the wellhead, weather conditions, changes in market prices and other conditions beyond our control.

Letters of Credit. In connection with our merchant activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil, NGL and natural gas. Our liabilities with respect to these purchase obligations are recorded in accounts payable on our balance sheet in the month the product is purchased. Generally, these letters of credit are issued for periods of up to 70 days and are terminated upon completion of each transaction. Additionally, we issue letters of credit to support insurance programs, derivative transactions, including hedging-related margin obligations, and construction activities. At September 30, 2023 and December 31, 2022, we had outstanding letters of credit of approximately $147 million and $102 million, respectively.

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

The fair value of our commodity derivatives and the change in fair value as of September 30, 2023 that would be expected from a 10% price increase or decrease is shown in the table below (in millions):

	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease
Crude oil	$(17)	$(40)	$41
Natural gas	(31)	$17	$(17)
NGL and other	85	$(67)	$67
Total fair value	$37

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

Interest Rate Risk

Debt. Our use of variable rate debt and any forecasted issuances of fixed rate debt expose us to interest rate risk. Therefore, from time to time, we use interest rate derivatives to hedge interest rate risk associated with anticipated interest payments and, in certain cases, outstanding debt instruments. All of PAA’s senior notes are fixed rate notes and thus are not subject to interest rate risk. We did not have any variable rate debt outstanding at September 30, 2023. The average interest rate on variable rate debt that was outstanding during the nine months ended September 30, 2023 was 5.6%, based upon rates in effect during such period. The fair value of our interest rate derivatives was a net asset of $80 million as of September 30, 2023. A 10% increase in the forward SOFR curve as of September 30, 2023 would have resulted in an increase of $19 million to the fair value of our interest rate derivatives. A 10% decrease in the forward SOFR curve as of September 30, 2023 would have resulted in a decrease of $19 million to the fair value of our interest rate derivatives. See Note 7 to our Condensed Consolidated Financial Statements for a discussion of our interest rate risk hedging activities.

Series B Preferred Units. Distributions on PAA’s Series B preferred units accumulate and are payable quarterly in arrears on the 15th day of February, May, August and November. Beginning August 15, 2023, distributions on PAA’s Series B preferred units accumulate based on the applicable three-month SOFR, plus certain adjustments. Based upon the Series B preferred units outstanding at September 30, 2023 and the liquidation preference of $1,000 per unit, a change of 100 basis points in interest rates would increase or decrease the annual distributions on PAA’s Series B preferred units by approximately $8 million. See Note 6 to our Condensed Consolidated Financial Statements for additional information on PAA’s Series B preferred units.

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

Applicable SEC rules require an evaluation of the effectiveness of our DCP. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our DCP as of September 30, 2023, the end of the period covered by this report, and, based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our DCP is effective.

Changes in Internal Control over Financial Reporting

In addition to the information concerning our DCP, we are required to disclose certain changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

In connection with our IPO and related transactions, the former owners of Plains All American GP LLC (the “Legacy Owners”) acquired the following interests (collectively, the “Stapled Interests”): (i) Class A units of AAP (“AAP units”) representing an economic limited partner interest in AAP; (ii) general partner units representing a non-economic membership interest in our general partner; and (iii) Class B shares representing a non-economic limited partner interest in us. The Legacy Owners and any permitted transferees of their Stapled Interests have the right to exchange (the “Exchange Right”) all or a portion of such Stapled Interests for an equivalent number of Class A shares. In connection with the exercise of the Exchange Right, the Stapled Interests are transferred to us and the applicable Class B shares are canceled. Although we issue one Class A share for each Stapled Interest that is exchanged, we also receive one AAP unit and one general partner unit. As a result, the exercise by Legacy Owners of the Exchange Right is not dilutive. During the three months ended September 30, 2023, certain Legacy Owners or their permitted transferees exercised the Exchange Right, which resulted in the issuance of 315,768 Class A shares. The issuance of Class A shares in connection with the exercise of the Exchange Right was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

Issuer Purchases of Equity Securities

None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.   MINE SAFETY DISCLOSURES

Not applicable.

Item 5.   OTHER INFORMATION

During the quarter ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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
Amendment No. 3 dated August 17, 2023 to the Eighth Amended and Restated Limited Partnership Agreement of Plains AAP, L.P. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed August 21, 2023).

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

4.15	—	Description of Our Securities (incorporated by reference to Exhibit 4.16 to our Annual Report on Form 10-K for the year ended December 31, 2022).

10.1* †	—	Form of LTIP Grant Letter dated August 17, 2023 (Named Executive Officers)

10.2* †	—	Form of LTIP Grant Letter dated August 17, 2023 (Directors)

31.1 †	—	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2 †	—	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1 ††	—	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350.

32.2 ††	—	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.

101.INS†	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	—	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

November 7, 2023

	By:	/s/ Al Swanson
Al Swanson,
Executive Vice President and Chief Financial Officer of PAA GP Holdings LLC
(Principal Financial Officer)

November 7, 2023

	By:	/s/ Chris Herbold
Chris Herbold,
Senior Vice President, Finance and Chief Accounting Officer of PAA GP Holdings LLC
(Principal Accounting Officer)

November 7, 2023