Form 10-K
period 2023-12-31
PLAINS GP HOLDINGS LP
filed 2024-02-29
CIK 1581990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the approximately 190.8 million Class A shares held by non-affiliates of the registrant (treating all executive officers and directors of the registrant and holders of 10% or more of the Class A shares outstanding, for this purpose, as if they are affiliates of the registrant) on June 30, 2023 was approximately $2.8 billion, based on a closing price of $14.83 per Class A share as reported on the Nasdaq Global Select Market on such date.
As of February 16, 2024, there were 197,121,318 Class A shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A pertaining to the 2024 Annual Meeting of Shareholders are incorporated by reference into Part III hereof. The registrant intends to file such Proxy Statement no later than 120 days after the end of the fiscal year covered by this Form 10-K.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
FORM 10-K—2023 ANNUAL REPORT

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
•general economic, market or business conditions in the United States and elsewhere (including the potential for a recession or significant slowdown in economic activity levels, the risk of persistently high inflation and continued supply chain issues, the impact of global public health events, such as pandemics, on demand and growth, and the timing, pace and extent of economic recovery) that impact (i) demand for crude oil, drilling and production activities and therefore the demand for the midstream services we provide and (ii) commercial opportunities available to us;
•declines in global crude oil demand and crude oil prices (whether due to global public health events, such as pandemics, or other factors) or other factors that correspondingly lead to a significant reduction of North American crude oil and natural gas liquids (“NGL”) production (whether due to reduced producer cash flow to fund drilling activities or the inability of producers to access capital, or both, the unavailability of pipeline and/or storage capacity, the shutting-in of production by producers, government-mandated pro-ration orders, or other factors), which in turn could result in significant declines in the actual or expected volume of crude oil and NGL shipped, processed, purchased, stored, fractionated and/or gathered at or through the use of our assets and/or the reduction of the margins we can earn or the commercial opportunities that might otherwise be available to us;
•fluctuations in refinery capacity in areas supplied by our mainlines and other factors affecting demand for various grades of crude oil and NGL and resulting changes in pricing conditions or transportation throughput requirements;
•unanticipated changes in crude oil and NGL market structure, grade differentials and volatility (or lack thereof);
•the effects of competition and capacity overbuild in areas where we operate, including downward pressure on rates, volumes and margins, contract renewal risk and the risk of loss of business to other midstream operators who are willing or under pressure to aggressively reduce transportation rates in order to capture or preserve customers;
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
•the availability of, and our ability to consummate, acquisitions, divestitures, joint ventures or other strategic opportunities;
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
•the pace of development of natural gas infrastructure and its impact on expected crude oil production growth in the Permian Basin; and
•other factors and uncertainties inherent in the transportation, storage, terminalling and marketing of crude oil, as well as in the processing, transportation, fractionation, storage and marketing of NGL.

Other factors described herein, as well as factors that are unknown or unpredictable, could also have a material adverse effect on future results. Please read Item 1A. “Risk Factors.” Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information.

PART I

Items 1 and 2.  Business and Properties

General

Plains GP Holdings, L.P. is a publicly traded Delaware limited partnership that has elected to be taxed as a corporation for United States federal income tax purposes. PAGP’s Class A shares are listed on the Nasdaq Global Select Market (“Nasdaq”) under the ticker symbol “PAGP.” PAGP does not directly own any operating assets; as of December 31, 2023, its sole source of cash flow is derived from an indirect investment in Plains All American Pipeline, L.P. (“PAA”), a publicly traded Delaware limited partnership, through its limited partner interest in Plains AAP, L.P. (“AAP”). We also own a 100% managing member interest in Plains All American GP LLC (“GP LLC”), a Delaware limited liability company that holds the non-economic general partner interest in AAP.

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

Organizational Structure

The diagram below shows our organizational structure as of December 31, 2023 in a summarized format:

Investors and Management
PAGP Public Class A Shareholders
12.2% Membership Interest*
PAA GP Holdings LLC
("PAGP GP")
Board of Directors
Class A Shares
100% Economic Interest
84.4% Limited Partner Interest
Class B Shares
15.6 % Non-Economic Limited Partner Interest
Non-Economic General Partner Interest
Plains GP Holdings, L.P.
(Nasdaq: PAGP)
AAP Units
15.6% Economic Limited Partner Interest
AAP Units
84.4% Economic Limited Partner Interest
Non-Economic General Partner Interest
Class C Shares
Non-Economic Limited Partner Interest (1)
(Pass through voting mechanism on behalf of PAA common and Series A preferred unitholders)
Plains AAP, L.P.
("AAP")
PAA Public Limited Partners (excluding AAP)
Non-Economic General Partner Interest
Common Units (1)
30.1% Economic Limited Partner Interest
Common Units and Series A Preferred Units
69.9% Limited Partner Interest
Series B Preferred Units (1)
Plains All American Pipeline, L.P.
(Nasdaq: PAA)
Operating Subsidiaries Unconsolidated Entities and Operating Assets(2)

* The remaining 87.8% membership interest in PAGP GP is owned by PAGP.

(1)Each Class C share represents a non-economic limited partner interest in us. The Class C shares function as a “pass-through” voting mechanism through which PAA votes at the direction of and as proxy for the PAA common unitholders (other than AAP) and Series A preferred unitholders on the election of directors. The number of Class C shares that PAA owns is equal to the number of outstanding PAA common units and Series A Preferred units (“PAA Common Unit Equivalents”) that are entitled to vote, pro rata with the holders of our Class A and Class B shares, for the election of eligible PAGP GP directors. PAA Series B preferred units, which are non-voting securities, and PAA common units held by AAP, which already participate in such elections through our Class A and Class B shares, are not entitled to vote in the election of directors.
(2)PAA holds (i) direct and indirect ownership interests in consolidated operating subsidiaries including, but not limited to, Plains Marketing, L.P., Plains Pipeline, L.P., Plains Midstream Canada ULC (“PMC ULC”), Plains Oryx Permian Basin LLC (the “Permian JV”), Cactus II Pipeline LLC (“Cactus II”) and Red River Pipeline Company LLC (“Red River”) and (ii) indirect equity interests in unconsolidated entities including, but not limited to, BridgeTex Pipeline Company, LLC, Capline Pipeline Company LLC, Diamond Pipeline LLC, Eagle Ford Pipeline LLC, Eagle Ford Terminals Corpus Christi LLC, Saddlehorn Pipeline Company, LLC, White Cliffs Pipeline, L.L.C. and Wink to Webster Pipeline LLC.

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

We believe PAA’s successful execution of this strategy will enable it to generate and grow sustainable earnings and cash flow, and will position PAA to maintain an investment grade credit profile and increase returns to equity holders over time.

PAA’s Competitive Strengths

We believe that the following competitive strengths position PAA to successfully execute its principal business strategy:
•PAA owns a strategically located, geographically diverse and interconnected large-scale asset base that provides operational flexibility and commercial optionality. The majority of PAA’s transportation assets are in crude oil service, are located in well-established crude oil producing regions (with PAA’s largest asset presence in the Permian Basin) and other transportation corridors and are connected, directly or indirectly, with PAA’s terminals and facilities assets. The majority of PAA’s terminals and facilities assets are located at major trading locations and premium markets that serve as gateways to major North American refinery and distribution markets and key export terminals where PAA has strong business relationships. In addition, PAA’s pipeline, rail, truck and storage assets provide PAA’s customers and PAA with significant flexibility and optionality to satisfy demand, balance markets, and participate in emerging energy opportunities.
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
•PAA has the financial, strategic and technical skills needed to execute strategic transactions that support its business and financial objectives, including joint ventures, joint ownership arrangements, acquisitions and divestitures. PAA is a party to more than 25 joint ventures and/or joint ownership arrangements, including the Permian JV that was formed in October 2021.
•PAA has an experienced management team whose interests are aligned with those of its equity holders. PAA’s executive management team has an average of 30+ years of experience spanning across all sectors of the energy industry and an average of over 15 years of experience with PAA or its predecessors and affiliates. In addition, through their ownership of PAA equity interests and grants of long-term equity incentive awards, PAA’s management team has a vested interest in PAA’s continued success that is aligned with the interests of PAA’s equity holders.

Our Financial Strategy

Our financial strategy is designed to be complementary to PAA’s financial and business strategies. Our only cash-generating asset is our limited partner interest in AAP, which currently receives all of its cash flows from distributions on the PAA common units it owns.

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

PAA’s Financial Strategy

PAA’s financial strategy and long-term capital allocation framework is focused on generating meaningful multi-year free cash flow and improving shareholder returns by (i) increasing returns of capital to equity holders, primarily through increased distributions, (ii) making disciplined accretive investments and (iii) maintaining an investment grade credit profile and ensuring balance sheet flexibility. Since the completion of its initial public offering in 1998, PAA has completed and integrated over 100 acquisitions with an aggregate purchase price of approximately $14.4 billion, implemented investment capital projects totaling approximately $17.7 billion, returned $18.2 billion to its equity holders, primarily in the form of distributions, and enhanced its credit rating to investment grade from non-investment grade. Additionally, since 2016 PAA has completed more than $4.9 billion of divestitures of non-core assets and/or strategic sales of partial interests in selected assets.

Targeted Credit Profile

As part of PAA’s financial strategy, it intends to maintain a credit profile that it believes is consistent with investment grade credit ratings. PAA targets a credit profile with the following attributes:

•a leverage multiple averaging between 3.25x to 3.75x, which is calculated as total debt plus 50% of the value of preferred units, divided by Adjusted EBITDA attributable to PAA (this is roughly equivalent to a long-term debt-to-Adjusted EBITDA attributable to PAA multiple of between 2.5x and 3.0x);
•an average long-term debt-to-total capitalization ratio of approximately 50% or less;
•an average total debt-to-total capitalization ratio of approximately 60% or less; and
•an average Adjusted EBITDA-to-interest coverage multiple of approximately 3.3x or better.

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Non-GAAP Financial Measures” for our definition of Adjusted EBITDA and Adjusted EBITDA attributable to PAA.

At December 31, 2023, PAA’s publicly-traded senior notes comprised approximately 99% of its long-term debt. Additionally, PAA also routinely incurs short-term debt primarily in connection with its merchant activities that involve the simultaneous purchase and forward sale of crude oil and NGL. The crude oil and NGL purchased in these transactions are volumetrically hedged. These borrowings are self-liquidating as they are repaid with sales proceeds. PAA also incurs short-term debt to fund New York Mercantile Exchange (“NYMEX”) and Intercontinental Exchange (“ICE”) margin requirements. In certain market conditions, these routine short-term debt levels may increase above baseline levels. Similar to PAA’s working capital borrowings, these borrowings are self-liquidating. PAA does not consider the working capital borrowings or margin requirements associated with these activities to be part of its long-term capital structure.

Values and Sustainability

Our Core Values include Safety and Environmental Stewardship; Ownership and Accountability; Respect, Fairness, and Inclusion; Ethics and Integrity; Teamwork; and Entrepreneurship and Innovation. Our Code of Business Conduct sets forth the ways in which these Core Values govern how we conduct ourselves and engage in business relationships. Our approach to sustainability involves integrating prudent environmental, social and governance (“ESG”) practices throughout the organization with a focus on transparency and building trust among stakeholders, managing operating and business risks and minimizing environmental impacts, and utilizing our people, assets and systems to maximize long-term value for our stakeholders. The tenets of sustainability align with our values, underpin our business strategy and offer a framework to measure and report our progress. Annual environmental, safety and operational performance targets help us measure progress toward meeting our sustainability objectives. Performance against such targets is also a factor in determining annual bonus compensation for our employees, which further incentivizes desired behaviors and outcomes. In addition, our Health, Safety, Environmental and Sustainability (“HSES”) Board Committee provides additional oversight and perspectives with respect to HSES matters. Additional information regarding our Core Values and our commitment to environmental and social responsibility, including our annual Sustainability Report, is available in the Sustainability section of our website. References to sustainability in this report incorporate ESG or environmental, social and governance factors. See “—Available Information” below.

Description of Segments and Associated Assets

Under GAAP, we consolidate GP LLC, AAP and PAA and its subsidiaries. We currently have no separate operating activities apart from those conducted by PAA. As such, our segment analysis, presentation and discussion is the same as that of PAA, which conducts its operations through two segments — Crude Oil and NGL. Accordingly, any references to “we,” “us,” “our,” and similar terms describing assets, business characteristics or other related matters are references to assets, business characteristics or other matters involving PAA’s assets and operations.

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

The figure below provides an illustrative and simplified overview of the assets and activities associated with our Crude Oil segment:

With respect to the transportation assets in this segment, we primarily generate revenue through a combination of tariffs, pipeline capacity agreements and other transportation fees. With respect to our crude oil terminal and condensate processing assets in this segment, we primarily generate revenue through a combination of month-to-month and multi-year agreements and arrangements which include storage, throughput and loading/unloading fees at our crude oil terminals. We also generate significant revenue through a variety of commercial and merchant activities that often result in increased utilization of our transportation and storage assets.

Crude Oil Segment Assets Overview

As of December 31, 2023, the assets utilized in our Crude Oil segment included the following:

•18,335 miles of active crude oil transportation pipelines and gathering systems;
•72 million barrels of commercial crude oil storage capacity at our terminalling and storage locations;
•40 million barrels of active, above-ground tank capacity used to facilitate pipeline throughput or support our rail assets and help maintain product quality segregation;
•four marine facilities in the United States;
•a condensate processing facility located in the Eagle Ford area of South Texas with an aggregate processing capacity of 120,000 barrels per day;
•seven crude oil rail terminals with aggregate loading and unloading capacity of 264,000 and 350,000 barrels per day, respectively;
•1,420 crude oil railcars; and
•740 trucks and 1,355 trailers.

Additionally, our assets include the linefill associated with our commercial activities, including approximately:
•15 million barrels of crude oil linefill in pipelines and tanks owned by us; and
•3 million barrels of crude oil utilized as linefill in pipelines owned by third parties or otherwise required as long-term inventory.

The following table presents additional information about our pipelines and terminals by geographic location, including active pipeline miles and commercial storage capacity as of December 31, 2023 and average daily volumes transported on our crude oil pipelines for the year ended December 31, 2023:

Region	Ownership Percentage	Approximate System Miles (1)	2023 Average Barrels per Day (2)	Commercial Storage Capacity (3)
			(in thousands)	(in millions)
Permian Basin:
Gathering pipelines (4)	65%	5,240	2,643
Intra-basin pipelines (4)	65% - 100%	785	2,210
Long-haul pipelines (5)	16% - 100%	1,620	1,503
Permian Basin Total		7,645	6,356	8

South Texas/Eagle Ford	50% - 100%	790	410	1

Mid-Continent	50% - 100%	2,440	507	36

Gulf Coast (5)	54% - 100%	1,155	260	24

Rocky Mountain (5)	21% - 100%	3,365	372	3

Canada	100%	2,550	341	—

Western	100%	390	214	—

Total		18,335	8,460	72

(1)Includes total mileage of pipelines in which we own less than 100%.

(2)Represents average daily volumes for the entire year attributable to our interest for pipelines owned by consolidated entities, unconsolidated entities or through undivided joint interests (“UJI”). Average daily volumes are calculated as the total volumes (attributable to our interest) for the year divided by the number of days in the year. Volumes reflect tariff movements and thus may be included multiple times as volumes move through our integrated system. Volumes associated with assets acquired or sold during the year represent total volumes for the number of days we actually owned the assets divided by the number of days in the period.
(3)Commercial storage capacity in millions of barrels. Does not include operational storage capacity used to facilitate pipeline throughput and maintain product quality segregation.
(4)All of our gathering pipelines and a majority of our intra-basin pipelines in the Permian Basin are owned by the Permian JV, a consolidated entity in which we own a 65% interest. The Permian JV has a 63% UJI in one of the intra-basin pipelines in the Permian Basin.
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

Permian Basin

Gathering Pipelines. We operate over 5,200 miles of gathering pipelines in both the Midland Basin and the Delaware Basin that in aggregate represent approximately 3.8 million barrels per day of pipeline capacity. This gathering capacity includes pipeline capacity that delivers volumes to regional market hubs. Approximately 75% of the capacity of our gathering systems is in the Delaware Basin. Our gathering pipelines are supported by long-term acreage dedications. All of our gathering pipelines in the Permian Basin are owned by the Permian JV, a consolidated entity in which we own a 65% interest.

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

•Sunrise II Pipeline. We operate the Sunrise II Pipeline and, through a UJI arrangement, own 80% of the capacity of the pipeline, which equates to approximately 400,000 barrels of capacity. Our Sunrise II Pipeline transports crude oil from Midland and Colorado City to connecting carriers at Wichita Falls.

Permian to Gulf Coast

•BridgeTex Pipeline (Permian to Houston). We own a 20% interest in the entity that owns the BridgeTex Pipeline. The pipeline, operated by a subsidiary of ONEOK, Inc. (“ONEOK”), originates at Colorado City, Texas and extends to Houston, Texas. The BridgeTex pipeline has a capacity of approximately 440,000 barrels per day and is capable of receiving supply from both our Basin and Midland South pipelines.

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

•Cactus II Pipeline (Permian to Corpus Christi). The Cactus II Pipeline is a Permian mainline system that extends directly to the Corpus Christi market and has a capacity of approximately 670,000 barrels per day. We operate the Cactus II Pipeline and own a 70% interest in Cactus II, the entity that owns the Cactus II Pipeline, through a joint venture with Enbridge Inc.

•Wink to Webster Pipeline. We own a 16% interest in the entity that owns the Wink to Webster Pipeline (“W2W Pipeline”), which in turn owns 100% of certain segments of the W2W Pipeline and a 71% UJI in the segment from Midland, Texas to Webster, Texas. The W2W Pipeline originates in the Permian Basin in West Texas and transports crude oil to multiple destinations in the Houston and Galveston market areas. The pipeline system provides approximately 1.5 million barrels per day of crude oil capacity (approximately 1.1 million barrels per day, net to the UJI interest).

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

Terminals. We own a 50% interest in the entity that owns the Eagle Ford Corpus Christi terminal through a joint venture with a subsidiary of Enterprise. The Eagle Ford Corpus Christi terminal has a dock with the capacity to export crude oil and approximately one million barrels of commercial storage capacity.

Condensate Processing. We own a condensate processing facility located in La Salle County, Texas that stabilizes condensate that is primarily sourced from our Eagle Ford area gathering systems. The processed NGL is delivered to a third-party pipeline that delivers into Mont Belvieu, Texas.

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

•Diamond Pipeline (Cushing to Memphis). We own a 50% interest in the entity that owns the Diamond Pipeline through a joint venture with Valero Energy Corporation (“Valero”). We operate the Diamond Pipeline, which extends from our Cushing Terminal to Valero’s refinery in Memphis, Tennessee. The Diamond Pipeline has a total capacity of approximately 200,000 barrels per day.

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

Terminals. Our terminal at St. James, Louisiana, which has 15 million barrels of commercial storage capacity, is a destination facility connected to the Capline Pipeline and other third-party pipelines, and also has a rail unload facility that can move crude oil from rail cars to pipelines that service local refiners, or to our docks which can receive or export crude oil. Our terminals in and near Mobile, Alabama have 4 million barrels of commercial storage capacity, along with dock capacity to receive or export crude oil.

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

•Saddlehorn Pipeline. We own a 30% interest in the entity that owns the Saddlehorn Pipeline which, through a UJI arrangement, owns approximately 290,000 barrels per day of capacity in the Saddlehorn Pipeline. The pipeline extends from the Niobrara and Denver-Julesburg (“DJ”) Basin to Cushing and is operated by ONEOK. The Saddlehorn Pipeline is supported by minimum volume commitments.

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

Intra-basin Pipelines. We own and operate intra-basin pipelines with capacity of approximately 290,000 barrels per day that deliver crude oil from northern and southern Alberta to the Edmonton, Alberta market hub. These pipelines provide shippers with flexibility to access the Enbridge and TransMountain long-haul pipelines along with the Imperial Oil Refinery.

Western

Gathering Pipelines. We own and operate a pipeline in the San Joaquin Valley in California that gathers locally produced crude oil, which is then delivered via our Line 63 pipeline system and/or Line 2000 pipeline for transportation to Los Angeles area refiners.

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

NGL Segment

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

The figure below provides an illustrative and simplified overview of the assets and activities associated with our NGL segment:

NGL Segment Assets Overview

We operate a highly integrated network of assets, strategically positioned across Canada and the United States, with a particular focus on serving production from the liquids-rich Western Canadian Sedimentary Basin. As of December 31, 2023, the assets utilized in our NGL segment included the following:
•four natural gas processing plants;
•seven fractionation plants located throughout Canada and the United States with an aggregate useable capacity of approximately 171,000 barrels per day;
•NGL storage facilities with approximately 24 million barrels of capacity;
•approximately 1,565 miles of active NGL transportation pipelines;
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

The tables below present approximate volumes and capacities for our NGL assets and activities as of December 31, 2023 and our natural gas processing and NGL infrastructure and activities are described further below.

Natural Gas Processing Facilities	Ownership Interest	Gas Processing Capacity (Bcf/d) (1)	Average Inlet Volume (2) (Bcf/d)
Empress	100%	5.7	3.6

NGL Fractionation Facilities	Ownership Interest	Fractionation Capacity (Bbls/d) (1)	Average Volume (2) (Bbls/d)
Empress	100%	26,000	23,500
Fort Saskatchewan	100%	44,400	29,300
Sarnia	61-85%	75,000	55,000
Other	82-100%	25,600	7,300
		171,000	115,100

NGL Storage Facilities	Ownership Interest	Storage Capacity (1) (MMBbls)
Fort Saskatchewan	48-100%	8
Sarnia	70%	7
Empress	100%	4
Other	50-100%	5
		24

	Ownership Interest	Approximate System Miles (3)	Average Volumes (2) (MBbls/d)
NGL Pipelines	50-100%	1,565	180

	Ownership Interest	Number of Rack Spots	Number of Storage Spots
NGL Rail Facilities	75-100%	264	1,543

(1)Represents total average annual capacity of the facilities, net to our ownership interest.
(2)Average daily volumes are calculated as the total volumes for the year, net to our share, divided by the number of days in the year.
(3)Includes total mileage of pipelines in which we own a less than 100% interest.

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

Our Empress plants are capable of processing up to 5.7 Bcf of natural gas per day; however, supply available to these plants is typically in the 3.0 to 4.0 Bcf per day range. These plants produce approximately 50,000 to 85,000 barrels per day of ethane, and 30,000 to 50,000 barrels per day of NGL mix. Our Empress fractionation facility is capable of processing and producing up to 26,000 barrels per day of NGL products and is connected to rail loading infrastructure at Empress and our PPTC pipeline system, which enables NGL to be transported to storage and loading terminals in Saskatchewan and Manitoba.

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

Sarnia Area

Our Sarnia Area assets in Southwestern Ontario consist of (i) our Sarnia facility, (ii) our Windsor storage terminal and (iii) our St. Clair, Michigan terminal. The Sarnia facility is a large NGL fractionation and storage facility with rail and truck loading capabilities. The Sarnia Area facilities are served by a network of multiple pipelines connected to various refineries, chemical plants, and other pipeline and railroad systems in the area. This pipeline network also delivers product between our Sarnia facility and our Windsor and St. Clair storage facilities. The Sarnia fractionator, which we operate and have a partial ownership interest in, receives NGL feedstock primarily from the Enbridge pipeline system and, to a lesser extent, from our rail unloading facility. The fractionation unit is able to process an average of approximately 100,000 barrels per day of NGL products. Our ownership in the various processing units at the Sarnia fractionator ranges from 61% to 85%.

Impact of Commodity Price Volatility and Dynamic Market Conditions on Our Business Model

Crude oil, NGL and natural gas commodity prices have historically been very volatile. For example, in 2023, the prompt month NYMEX light, sweet futures contract (commonly referred to as “WTI”) price ranged from a low of approximately $67 per barrel to a high of approximately $94 per barrel. Similarly, there has also been volatility within the propane and butane markets as seen through the North American benchmark price located at Mont Belvieu, Texas, as well as with the basis differentials between Mont Belvieu prices and prices realized at various market hubs in North America.

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

Our policy is generally to structure our purchase and sales contracts so that price fluctuations do not materially affect our operating income, and not to acquire and hold physical inventory or derivatives for the purpose of speculating on outright commodity price changes. Although we seek to maintain a position that is substantially balanced within our merchant activities, we purchase crude oil, NGL and natural gas from thousands of locations and experience net unbalanced positions for short periods of time as a result of production, transportation and delivery variances as well as logistical issues associated with inclement weather conditions and other uncontrollable events that may occur. When unscheduled physical inventory builds or draws do occur, they are monitored and managed to a balanced position over a reasonable period of time. This activity is monitored independently by our risk management function and must take place within predefined limits and authorizations.

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

Customers

ExxonMobil Corporation and its subsidiaries accounted for 26%, 20% and 15% of our revenues for the years ended December 31, 2023, 2022 and 2021, respectively. BP p.l.c. and its subsidiaries accounted for 10% of our revenues for the years ended December 31, 2023 and 2021. Marathon Petroleum Corporation and its subsidiaries accounted for 12% of our revenues for the year ended December 31, 2021. No other customers accounted for 10% or more of our revenues during any of the three years ended December 31, 2023. The majority of revenues from these customers pertain to our Crude Oil segment merchant activities, and sales to these customers occur at multiple locations. If we were to lose one or more of these customers, there is risk that we would not be able to identify and access a replacement market at a comparable margin.  For a discussion of credit and industry concentration risk, see Note 15 to our Consolidated Financial Statements.

Competition

Competition among pipelines is based primarily on transportation charges, access to producing areas and supply regions and demand for crude oil and NGL by end users. Although new pipeline projects represent a source of competition for our business, existing third-party owned pipelines with excess capacity in the vicinity of our operations also expose us to significant competition based on the relatively low operating cost associated with moving an incremental barrel of crude oil or NGL through such unutilized capacity. In areas where additional infrastructure is being built or has been built to accommodate new or increased production or changing product flows, we face competition in providing the required infrastructure solutions as well as the risk that capacity in the area will be overbuilt until production grows sufficiently or pipelines are retired or converted to alternate service. As a result of multiple pipeline expansions in the Permian Basin and other areas, together with meaningful changes and delays in expected production growth due to a variety of factors, we continue to experience heightened competition for uncommitted barrels and contract renewals, which puts downward pressure on tariffs and margins. Further slowing of production growth or production declines could exacerbate these risks, but we believe that the current duration of our contracts and structure of our integrated business model, combined with expected crude oil production growth in the Permian Basin and other areas, should partially mitigate these risks.

In addition, pipelines may also face competition from other forms of transportation, such as truck, rail and barge. Although these alternative forms of transportation typically cost more, they can provide access to alternative markets at which a higher price may be realized for the commodity being transported, thereby overcoming the increased transportation cost.

We also face competition with respect to our merchant activities and facilities services. Our competitors include other crude oil and NGL pipeline and terminalling companies, other NGL processing and fractionation companies, major integrated oil companies and their marketing affiliates, independent gatherers, private equity backed entities, banks that have established a trading platform, and brokers and marketers of widely varying sizes, financial resources and experience. Some of these competitors have capital resources greater than ours. In addition, relatively new pipelines supported by minimum volume commitments and/or acreage dedications could also amplify the level of competition for purchasing wellhead barrels, especially in the Permian Basin, and thus impact our margins.

Ongoing Activities Related to Strategic Transactions

We are continuously engaged in the evaluation of potential transactions that support our current business strategy. In the past, such transactions have included the acquisition of assets that complement our existing footprint, the sale of non-core assets, the sale of partial interests in assets to strategic joint venture partners, and large investment capital projects. With respect to a potential acquisition or divestiture, we may conduct an auction process or participate in an auction process conducted by a third party or we may negotiate a transaction with one or a limited number of potential sellers (in the case of an acquisition) or buyers (in the case of a divestiture). Such transactions could have a material effect on our financial condition and results of operations.

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

Joint Venture and Joint Ownership Arrangements

We are party to more than 25 joint venture and UJI arrangements with long-term partners throughout the industry value chain spanning across multiple North American basins. We believe that these capital-efficient arrangements provide strategic alignment with long-term industry partners while adding volume commitments to our systems and improving returns.

The following table summarizes our significant joint ventures as of December 31, 2023:

Entity	Type of Operation	Joint Venture Ownership Percentage
BridgeTex Pipeline Company, LLC	Crude Oil Pipeline	20%
Cactus II Pipeline LLC (2)	Crude Oil Pipeline (1)	70%
Capline Pipeline Company LLC	Crude Oil Pipeline	54%
Diamond Pipeline LLC	Crude Oil Pipeline (1)	50%
Eagle Ford Pipeline LLC	Crude Oil Pipeline (1)	50%
Eagle Ford Terminals Corpus Christi LLC	Crude Oil Terminal and Dock (1)	50%
Plains Oryx Permian Basin LLC (2)	Crude Oil Pipelines and Related Assets (1)	65%
Red River Pipeline Company LLC (2) (3)	Crude Oil Pipeline (1)	67%
Saddlehorn Pipeline Company, LLC (3)	Crude Oil Pipeline	30%
White Cliffs Pipeline, LLC	Crude Oil Pipeline	36%
Wink to Webster Pipeline LLC (3)	Crude Oil Pipeline	16%

(1)Assets are operated by Plains.
(2)We consolidate the entity based on control, with our partner’s interest accounted for as a noncontrolling interest.
(3)Entity owns a UJI in the crude oil pipeline.

The following table summarizes our significant UJIs as of December 31, 2023, excluding UJIs that are indirectly owned by us through joint ventures (e.g., Wink to Webster, Saddlehorn and Red River joint ventures):

Asset	Type of Operation	UJI Ownership Percentage
Basin Pipeline (1)	Crude Oil Pipeline	87%
Fort Saskatchewan NGL Storage (2)	NGL Facility	48%
Kerrobert Storage and Pipeline Assets (1)	NGL Pipeline and Facility	50%
Sarnia NGL Storage and Fractionation (2)	NGL Facility	61% to 85%
Sunrise II Pipeline (1)	Crude Oil Pipeline	80%

(1)Asset is operated by Plains.
(2)Certain of these assets are operated by Plains.

Acquisitions and Divestitures

Since PAA’s initial public offering in 1998, the acquisition of midstream assets and businesses has been an important component of our business strategy. On a regular basis, we selectively analyze and pursue the acquisition of assets and businesses that are strategic and complementary to our existing operations. We also routinely review our asset portfolio to evaluate potential sales of non-core assets and/or sales of partial interests in assets to strategic joint venture partners to optimize our asset portfolio and strengthen our balance sheet and leverage metrics. For example, from 2016 through December 31, 2023, we have completed several acquisitions for an aggregate of approximately $2.7 billion (which figure excludes the value of our Permian JV formed in October 2021), and we have completed asset sales and sales of partial interests in assets to strategic joint venture partners totaling more than $4.9 billion. See Note 7 to our Consolidated Financial Statements for additional information.

Capital Projects

Our extensive asset base and our relationships with long-term industry partners across the value chain provide us with opportunities for organic growth through the construction of additional assets that are complementary to, and expand or extend, our existing asset base. Our 2024 capital plan consists of capital-efficient, highly contracted projects that help address industry needs.

Total investment capital for the year ending December 31, 2024 is currently projected to be approximately $465 million ($375 million net to our interest), of which over half is expected to be associated with the Permian JV. Additionally, maintenance capital for 2024 is currently projected to be approximately $250 million ($230 million net to our interest). Note that potential variation to current capital cost estimates may result from (i) changes to project design, (ii) final cost of materials and labor and (iii) timing of incurrence of costs due to uncontrollable factors such as receipt of permits or regulatory approvals and weather.

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

Health, Safety and Environmental Regulation

General

Our operations involving the storage, treatment, processing and transportation of liquid and gaseous hydrocarbons, including crude oil and NGL, are subject to stringent federal, state, provincial and local laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of the environment and natural resources, operational safety and related matters. As with the industry generally, compliance with these laws and regulations increases our overall cost of doing business, including our capital costs to construct, maintain and upgrade equipment and facilities as regulations are updated or new regulations are invoked. Failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, the imposition of investigatory or remedial obligations or the incurrence of capital expenditures, imposition of restrictions, delays or cancellations in the permitting or performance of projects, and the issuance of injunctions or other orders that may subject us to additional operational constraints or costs. Failure to comply with these laws and regulations could also result in negative public perception of our operations or the industry in general, which may adversely impact our ability to conduct our business. Environmental and safety laws and regulations are subject to changes that may result in more stringent requirements, and we cannot provide any assurance that compliance with current and future laws and regulations will not have a material effect on our results of operations or earnings. A discharge of hazardous liquids or other materials into the environment could, to the extent such event is not insured, subject us to substantial expense, including the cost to respond, repair and remediate any impact from releases, the cost to comply with applicable laws and regulations and liabilities or costs arising out of any claims made by third parties. The following is a summary of some of the environmental, health and safety laws and regulations to which our operations are subject.

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

United States

Pursuant to the authority under the HLPSA, as amended from time to time, PHMSA has promulgated regulations that require transportation pipeline operators to implement integrity management programs, including frequent inspections, correction of certain identified anomalies and other measures, to ensure pipeline safety in locations where a pipeline leak or rupture could affect high risk areas known as high consequence areas (“HCAs”). The HCAs for crude oil and NGL pipelines are based on high population areas, areas unusually sensitive to environmental damage, and commercially navigable waterways. In the United States, our costs associated with the inspection, testing and correction of identified anomalies were approximately $33 million in 2023. Based on currently available information, our preliminary estimate for 2024 is that we will incur approximately $40 million in expenditures associated with our required pipeline integrity management program. However, significant additional expenses could be incurred if new or more stringently interpreted pipeline safety requirements are implemented. In addition to required activities, our integrity management program includes several voluntary, multi-year initiatives designed to prevent incidents. Costs incurred in connection with these voluntary initiatives were approximately $12 million in 2023, and our preliminary estimate for 2024 is that we will incur approximately $20 million of such costs.

U.S. federal legislation has resulted in more stringent mandates for pipeline safety and PHMSA has been charged with developing and adopting regulations that impose increased pipeline safety requirements on pipeline operators. In particular, Congress has amended the HLPSA several times over the past decade and to the extent those regulations impose practices that exceed our operating standards, they increase our cost to operate.

The DOT has issued guidelines with respect to securing regulated facilities against terrorist attack. We have instituted security measures and procedures in accordance with such guidelines to enhance the protection of certain of our facilities; however, we cannot provide any assurance that these security measures would fully protect our facilities from an attack.

The DOT has also generally adopted American Petroleum Institute Standard (“API”) 653 as the standard for the inspection, repair, alteration and reconstruction of above ground petroleum storage tanks subject to DOT jurisdiction. API 653 requires regularly scheduled inspection and repair of tanks remaining in service. In the United States, our costs associated with this program were $31 million in 2023. For 2024, we have budgeted approximately $45 million in connection with continued compliance activities with respect to API 653 and similar new EPA regulations for tanks not regulated by the DOT. Certain storage tanks may be taken out of service if we believe the cost of compliance will exceed the value of the storage tanks and replacement tankage may be constructed.

Our operations are also subject to state pipeline safety and integrity regulations. For example, to protect state waters and wildlife, California has adopted legislation that requires operators of hazardous liquid pipelines located near environmentally and ecologically sensitive areas to use best available technologies to minimize the amount of oil released in an oil spill. These technologies include, but are not limited to, installation of leak detection technologies, automatic shutoff systems, or remote controlled sectionalized block valves. Our pipeline operations in California implemented certain of these technologies in 2023.

Canada

In Canada, the CER and provincial regulators regulate the safety and integrity management of pipelines and facilities used for hydrocarbon transmission and storage. We have incurred and will continue to incur costs related to compliance with such regulatory requirements. For example, we continue to implement Pipeline, Facility and Cavern Integrity Management Programs in Canada to comply with applicable regulatory requirements and assist in our efforts to mitigate risk. Costs incurred for such integrity management activities were approximately $94 million in 2023. Our preliminary estimate for 2024 is approximately $105 million of costs on such projects.

We cannot predict the potential costs associated with additional, future regulations in Canada or the United States. Significant additional expenses could be incurred, and additional operational requirements and constraints could be imposed, if new or more stringently interpreted pipeline safety and integrity management requirements are implemented.

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

Solid Waste

We generate wastes, including hazardous wastes, that are subject to the requirements of the federal Resource Conservation and Recovery Act, as amended (“RCRA”), and analogous state and provincial laws. Many of the wastes that we generate are not subject to the most stringent requirements of RCRA because our operations generate primarily oil and gas wastes, which currently are excluded from consideration as RCRA hazardous wastes. It is possible, however, that in the future, the exclusion for oil and gas waste under RCRA may be revisited and our wastes may become subject to more rigorous and costly disposal requirements, resulting in additional capital expenditures or operating expenses.

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

In addition, following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted rules and regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and gas system sources, and impose new standards reducing methane emissions from oil and gas operations through limitations on venting and flaring and the implementation of enhanced emission leak detection and repair requirements. For 2023, two of our facilities were subject to the federal GHG reporting requirements. These include facilities with combustion GHG emissions and potential fugitive emissions above the reporting thresholds. We import sufficient quantities of finished fuel products into the United States to be required to report that activity as well. In recent years, there has been considerable uncertainty surrounding regulation of methane emissions. For example, President Biden issued an executive order calling on the EPA to revisit federal regulations promulgated during the Trump Administration regarding methane and establish new or more stringent standards for existing or new sources in the oil and gas sector, including the transmission and storage segments, and he signed into law a revocation of certain parts of the Trump-era rules. Separately, the Bureau of Land Management (“BLM”) has also proposed rules to limit venting, flaring, and methane leaks for oil and gas operations on federal lands.

At the state level, California has implemented a GHG cap-and-trade program. California finished fuels providers, including Plains Marketing and Plains Midstream Canada, are required to purchase GHG emission credits for finished fuel sold in or imported into California.

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

Canada

Large emitters of GHG have been required to report their emissions under the Canadian Greenhouse Gas Emissions Reporting Program since 2004. Effective January 1, 2018, the Federal Department of Environment and Climate Change lowered the reporting threshold for all facilities from 50 thousand tonnes per year (“kt/y”) to 10 kt/y GHG emissions. Four of our facilities are currently required to prepare annual emissions reports. The associated cost of complying with this reporting requirement is not considered to be material. Several Canadian Provinces, including some in which we operate, have implemented additional climate-related initiatives and regulations.

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

The U.S. Oil Pollution Act of 1990 (“OPA”) amended certain provisions of the CWA as they relate to the release of petroleum products into navigable waters. OPA subjects owners of facilities to strict, joint and potentially significant liability for containment and removal costs, natural resource damages and certain other consequences of an oil spill. State and Canadian federal and provincial laws also impose requirements relating to the prevention of oil releases and the remediation of impacted areas.

The construction or expansion of pipelines often requires authorizations under the CWA, which authorizations may be subject to challenge. For over 35 years, the U.S. Army Corps of Engineers (the “Corps”) has authorized construction, maintenance and repair of pipelines under a streamlined nationwide permit program known as Nationwide Permit 12 (“NWP 12”). From time to time, environmental groups have challenged the use of NWP 12 for oil and gas pipeline projects. Due to these types of challenges along with new directives that come along with administrative changes, the Corps will review and make updates to their programs as well.

In January 2021, the Corps published a reissuance of NWP 12, but this permit is being challenged in federal court on the same grounds that were litigated in an April 2020 case surrounding a failure to conduct Endangered Species Act consultations. In May 2022, the Corps announced it was beginning a formal review of NWP 12 and may make changes to the program. While the full extent and impact of these recent developments is unclear at this time, any disruption in our ability to obtain coverage under NWP 12 or other general permits may result in increased costs and project delays if we are forced to seek individual permits from the Corps.

Also, there continues to be uncertainty on the federal government’s applicable jurisdictional reach under the Clean Water Act over waters of the United States (“WOTUS”), including wetlands. The EPA and the Corps recently published a final rule, which took effect on March 20, 2023, defining WOTUS according to the broader pre-2015 standards with additional updates to incorporate existing Supreme Court decisions and agency guidance. However, the new rule was quickly challenged, with the State of Texas and industry groups filing separate suits in federal court in Texas on January 18, 2023, and 24 other states commencing an action in North Dakota on February 16, 2023. At the time these cases were pending, the Supreme Court of the United States (“SCOTUS”) issued its decision in Sackett v. EPA, a case defining WOTUS and wetlands. On August 29, 2023, in response to SCOTUS’ decision, the EPA and Corps released a final rule amending the revised definition of WOTUS to be more in line with the Sackett case. The Texas and North Dakota litigation are continuing with this revised definition of WOTUS as industry groups, states, and non-governmental organizations attempt to clarify the bounds of the new interpretation. In addition, the Corps is proposing to make revisions to their Ordinary High Water Mark (“OHWM”) Manual, a key technical document used by the Corps to make jurisdictional determinations. The request for comments on the manual were due back by December 1, 2023, and it is difficult at this time to judge how impactful any changes could be. It is anticipated the new OHWM Manual will come into effect mid-2024. In an April 2020 decision, Maui v. Hawaii Wildlife Fund, the SCOTUS held that, in certain cases, discharges from a point source to groundwater could fall within the scope of the CWA and require a permit. The Court rejected the EPA’s and Corps’ assertion that groundwater should be totally excluded from the CWA. In response to SCOTUS’ decision, EPA published a draft Maui Guidance on November 27, 2023, with a comment deadline of December 27, 2023, which was intended to clarify when certain discharges to groundwater may require a CWA permit. Preliminarily, it appears that this draft guidance requires additional clarity and considerations to better understand permitting requirements specific to groundwater discharges. To the extent any new rule or judicial decision expands the scope of the CWA’s jurisdiction in areas where we or our customers conduct operations, such developments could delay, restrict or halt permitting or development of projects, result in longer permitting timelines, or increased compliance expenditures or mitigation costs for our and our customers’ operations, which may reduce the rate of production from operators.

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

Under the Energy Policy Act of 1992 (“EPAct”), liquids pipeline rates in effect for the 365-day period ending on the date of enactment of EPAct are deemed to be just and reasonable under the ICA if such rates had not been subject to complaint, protest or investigation during such 365-day period. Generally, complaints against such “grandfathered” rates may only be pursued if the complainant can show that a substantial change has occurred since the enactment of EPAct in either the economic circumstances of the liquids pipeline or in the nature of the services provided that were a basis for the rate. EPAct places no such limit on challenges to a provision of a liquids pipeline tariff rate or rules as unduly discriminatory or preferential. Many FERC-regulated liquids pipelines also use the FERC indexing methodology to change their rates. For those pipelines that use the FERC indexing methodology, FERC reviews the index formula every five years to determine whether a change in the methodology is required or, if not, to determine the appropriate index for the subsequent five-year period. On January 20, 2022, FERC issued an order on rehearing of its December 17, 2020 Order Establishing Index Level in which FERC reduced the oil pricing index factor for oil pipelines to use for the current five-year period. The ceiling levels computed for July 1, 2022 to June 30, 2023, as well as the ceiling levels for July 1, 2023 to June 30, 2024, and the resulting rates currently in effect for certain of our liquids pipelines, were computed to account for the appropriate index factor. FERC has also retained cost-of-service ratemaking, market-based rates and settlement rates as alternatives to the indexing approach that may be used in certain specified circumstances.

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

The Energy Policy Act of 2005 (“EPAct 2005”) authorized FERC to impose civil penalties for violations of the ICA and FERC regulations thereunder, up to a maximum amount that is adjusted annually for inflation, which for 2024 equals $16,170 per day, per violation. Should we fail to comply with applicable statutes, rules, regulations and orders administered by FERC, we could be subject to substantial penalties and fines.

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

Trucking Regulation

United States

We operate a fleet of trucks to transport crude oil and oilfield materials as a private, contract and common carrier. We are licensed to perform both intrastate and interstate motor carrier services. As a motor carrier, we are subject to certain safety regulations issued by the Federal Motor Carrier Safety Association of the DOT. These trucking regulations cover, among other things: (i) driver operations, (ii) log book maintenance, (iii) truck manifest preparations, (iv) safety placard placement on the trucks and trailer vehicles, (v) drug and alcohol testing and (vi) operation and equipment safety. We are also subject to OSHA with respect to our U.S. trucking operations.

Canada

Our trucking assets in Canada are subject to regulation by both federal and provincial transportation agencies in the provinces in which they are operated. These regulatory agencies do not set freight rates, but do establish and administer rules and regulations relating to other matters including equipment, facility inspection, reporting and safety. We are licensed to operate both intra- and inter-provincially under the direction of the National Safety Code (“NSC”) that is administered by Transport Canada. Our for-hire service is primarily the transportation of crude oil, condensates and NGL. We are required under the NSC to, among other things, monitor (i) driver operations, (ii) log book maintenance, (iii) truck manifest preparations, (iv) safety placard placement on the trucks and trailers, (v) operation and equipment safety and (vi) many other aspects of trucking operations.  We are also subject to Occupational Health and Safety regulations with respect to our Canadian trucking operations.

Railcar Regulation

We own and operate a number of railcar loading and unloading facilities in the United States and Canada. In connection with these operations, we own and lease a significant number of railcars. Our railcar operations are subject to the regulatory jurisdiction of the Federal Railroad Administration (“FRA”) of the DOT, OSHA, as well as other federal and state regulatory agencies and Canadian regulatory agencies for operations in Canada. From time to time, these regulatory bodies may enact new regulations or revise and update existing regulations related to the transportation of oil and NGL by railcar. For example, PHMSA has issued safety advisory warnings and compliance initiatives to reinforce requirements to properly test, characterize, classify, describe, label and, where appropriate, sufficiently degasify hazardous materials prior to and during transportation. We believe our railcar fleet is in compliance in all material respects with current standards for crude oil moved by rail.

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

Transportation Security Administration Security Directives

In 2021, in response to cybersecurity incidents affecting the pipeline industry, the United States Department of Homeland Security’s Transportation Security Administration (“TSA”) issued two comprehensive security directives that included various cybersecurity and reporting requirements for critical infrastructure pipeline owners and/or operators. Compliance with these security directives may have a significant impact on our operations and results of operations.

Cross Border Regulation

As a result of our cross border activities, including the transportation and importation of crude oil and NGL between the United States and Canada, we are subject to a variety of legal requirements including presidential permit requirements, export/import license requirements, tariffs, Canadian and U.S. customs and taxes, and requirements relating to toxic substances. U.S. legal requirements relating to these activities include regulations adopted pursuant to the Short Supply Controls of the Export Administration Act (“EAA”), the United States-Mexico-Canada Agreement (“USMCA”) and the Toxic Substances Control Act (“TSCA”), as well as presidential permit requirements of the U.S. Department of State. In addition, the importation and exportation of natural gas from and to the United States and Canada is subject to regulation by U.S. Customs and Border Protection, U.S. Department of Energy and the CER. Violations of these licensing, tariff and tax reporting requirements or failure to provide certifications relating to toxic substances could result in the imposition of significant administrative, civil and criminal penalties. Furthermore, the failure to comply with U.S. federal, state and local tax requirements, as well as Canadian federal and provincial tax requirements, could lead to the imposition of additional taxes, interest and penalties.

Market Anti-Manipulation Regulation

The Federal Trade Commission (“FTC”) has issued regulations pursuant to the Energy Independence and Security Act of 2007 intended to prohibit market manipulation in the petroleum industry. Violators of the regulations face civil penalties of up to approximately $1.5 million per violation per day, subject to the FTC’s annual inflation adjustment. The Dodd-Frank Act incorporates an expansion of the authority of the Commodity Futures Trading Commission (“CFTC”) to prohibit market manipulation in the markets regulated by the CFTC. This authority, with respect to crude oil swaps and futures contracts, is similar to the anti-manipulation authority granted to the FTC with respect to crude oil purchases and sales. CFTC rules subject violators to a civil penalty of up to the greater of approximately $1.23 million, subject to the CFTC’s annual inflation adjustment, or triple the monetary gain to the person for each violation.

Operational Hazards and Insurance

Pipelines, terminals, trucks or other facilities or equipment may experience damage as a result of an accident, natural disaster, terrorist attack, cyber event or other event. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations. Consistent with insurance coverage generally available in the industry, in certain circumstances our insurance policies provide limited coverage for losses or liabilities relating to gradual pollution, with broader coverage for sudden and accidental occurrences. We maintain various types and varying levels of insurance coverage to cover our operations and properties, and we self-insure certain risks, including gradual pollution, cybersecurity and named windstorms. To the extent we do maintain insurance coverage, such insurance does not cover every potential risk that might occur in connection with operating pipelines, terminals and other facilities and equipment, including the potential loss of significant revenues and cash flows.

The occurrence of a significant event not fully insured, indemnified or reserved against, or the failure of a party to meet its insurance or indemnification obligations, could materially and adversely affect our operations and financial condition. While we strive to maintain adequate insurance coverage, our actual costs may exceed our coverage levels and insurance will not cover many types of interruptions that might occur, will not cover amounts up to applicable deductibles and will not cover all risks associated with certain of our assets and operations. With respect to our insurance coverage, our policies are subject to deductibles and retention levels that we consider reasonable and not excessive. Additionally, no assurance can be given that we will be able to maintain adequate insurance in the future at rates we consider reasonable or that the insurance companies that currently insure companies in the energy industry will continue to do so. As a result, we may elect to self-insure or utilize higher deductibles in certain other insurance programs. In addition, although we believe that we have established adequate reserves and that we have sufficient liquidity to the extent such risks are not insured, costs incurred in excess of these reserves may be higher or we may not receive insurance proceeds in a timely manner, which may potentially have a material adverse effect on our financial condition, results of operations or cash flows. See Note 18 to our Consolidated Financial Statements for a discussion regarding the Line 901 incident and our related insurance receivable.

Title to Properties and Rights-of-Way

Our real property holdings generally consist of: (i) parcels of land that we own in fee; (ii) surface leases and underground storage leases; and (iii) easements, rights-of-way, permits, crossing agreements or licenses from landowners or governmental authorities permitting the use of certain lands for our operations. In all material respects, we believe we have satisfactory title or the right to use the sites upon which our significant facilities are located, subject to (a) customary liens, restrictions or encumbrances and (b) challenges that we do not regard as material relative to our overall operations. Some of our real property rights may be subject to termination under agreements that provide for one or more of: periodic payments, term periods, renewal rights, abandonment of use, continuous operation requirements, revocation by the licensor or grantor and possible relocation obligations.

Human Capital

General

Our primary human capital management objective is to attract, retain and develop a high quality workforce that will enable us to maintain and enhance a culture that is consistent with our Core Values. To support this objective, we seek to reward and support our employees through competitive pay, benefits and other programs; develop employees and encourage internal talent mobility to prepare employees for critical roles and leadership positions for the future; facilitate the development of a workplace culture that is diverse, engaging and inclusive; and promote efficiency and a high performance culture by investing in technology and systems and providing tools and resources that enable employees at work.

Neither we nor our general partner have officers or employees. All of our officers and other personnel necessary for our business to function are employed by GP LLC or PMC ULC. As of December 31, 2023, GP LLC and PMC ULC employed approximately 4,200 people in North America, of which approximately 3,000 were employed in the U.S. and approximately 1,200 were employed in Canada. Approximately 69% of our workforce (approximately 2,900 employees) are field employees, which includes approximately 800 employees in our trucking division. Our employees are located in 24 states in the U.S. and in four provinces in Canada. Approximately 200 employees are covered by six separate collective bargaining agreements, which are open for renegotiation in 2024 and 2025.

Health and Safety

Our people are our most valuable asset. We prioritize the health and safety of our employees and we are committed to protecting our employees and conducting our operations in a safe, reliable and responsible manner. We support our commitment to health and safety through extensive education and training and investment in necessary equipment, systems, processes and other resources, and we have a number of safety programs and campaigns that are shared across our operations, such as “Hazard ID / Near Miss Program” communications, periodic and situation specific safety stand-downs, lessons learned sharing and stop work authorization for all employees. We also have a number of programs that are focused on employee wellness, including an employee assistance program that provides free mental and behavioral support for employees. In addition, in order to incentivize performance in the areas of safety and environmental responsibility, our performance-based annual bonus program includes a component that is tied to safety and environmental performance targets. In addition, in 2021 the Board established a Health, Safety, Environmental and Sustainability (“HSES”) Committee to assist the Board in its evaluation and oversight of our management of HSES matters. Through the discharge of its oversight responsibilities, the HSES Committee facilitates the efforts of management to further strengthen our focus on Sustainability matters.

Diversity and Inclusion

We are committed to providing a professional work environment where all employees are treated with respect and dignity and provided with equal opportunities. To that end, we strive to develop a culture of inclusion and diversity in our workforce and employ a workforce that reflects the diversity of the communities where we operate. As of December 31, 2023, approximately 21% of our overall workforce was female (45% exclusive of field employees), and under-represented groups comprised approximately 35% of our U.S. workforce (38% exclusive of field employees).

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

Benefits

Our compensation and benefits programs are designed to attract, retain and motivate our employees and to reward them for their contributions and success. In addition to providing competitive salaries and other compensation opportunities, we offer comprehensive and competitive benefits to our eligible employees including, depending on location, health (medical, dental and vision) insurance, prescription drug benefits, flexible spending accounts, parental leave, disability coverage, mental and behavioral health resources, paid time off, retirement savings plan, education reimbursement program, a disaster relief fund, life insurance and accidental death and dismemberment insurance.

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

Available Information

We make available, free of charge on our Internet website at www.plains.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission (“SEC”). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Our website includes a significant amount of information about us, including financial, sustainability and other information that could be deemed material to investors. Investors and others are encouraged to review the information posted on our website. The information posted on our website is not incorporated by reference into this Annual Report on Form 10-K or any of our other filings with the SEC.

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

Risks Related to PAA’s Business

PAA’s business, results of operations, financial condition, cash flows and unit price can be adversely affected by many factors including but not limited to:

•the volume of crude oil, natural gas and NGL shipped, processed, purchased, stored, fractionated and/or gathered at or through the use of PAA’s pipelines and facilities, which can be negatively impacted by a variety of factors outside of its control;
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
•risks arising from climate change, energy conservation measures, or initiatives that stimulate demand for alternative forms of energy;
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
•an inability to fully implement or realize expected returns or other anticipated benefits associated with acquisitions, joint venture and joint ownership arrangements, divestitures and other projects;
•entering into new businesses in connection with PAA’s strategy to participate in emerging energy opportunities;

•pandemics, epidemics or other public health events;
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
•changes in interest rates and currency exchange rates;
•difficulties recruiting and retaining PAA’s workforce;
•an impairment of long-term assets;
•significant under-utilization of certain assets due to fixed costs incurred to obtain the right to use such assets;
•the cost to repair and maintain PAA’s assets;
•PAA does not own all of the land on which its pipelines and facilities are located, which could result in disruptions to its operations;
•failure to obtain materials or commodities in the quantity and the quality PAA needs, and at commercially acceptable prices, whether due to supply disruptions, inflation, tariffs, quotas or other factors; and
•the pace of development of natural gas infrastructure could have an adverse impact on expected crude oil production growth in the Permian Basin.

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
•cash distributions are not guaranteed and may fluctuate with PAA’s performance and the establishment of financial reserves; and
•PAA’s preferred units have rights, preferences and privileges that are not the same as, and are preferential to, the rights of holders of PAA’s common units.

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

At December 31, 2023, we owned an approximate 84% limited partner interest in AAP, which owned approximately 232.7 million PAA common units. All of the cash flow we receive from AAP is derived from its ownership of these PAA common units. Because distributions on PAA common units are dependent on the amount of cash PAA generates, distributions may fluctuate based on PAA’s performance. The actual amount of cash that is available to be distributed each quarter will depend on numerous factors, some of which are beyond our control and the control of PAA. Cash distributions are dependent primarily on cash flow, including cash flow from financial reserves and working capital borrowings, and not solely on profitability, which is affected by non-cash items. Therefore, PAA’s cash distributions might be made during periods when PAA records losses and might not be made during periods when PAA record profits.

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

Our shareholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. If our Class A shareholders are dissatisfied with the performance of our general partner, it may be difficult for them to remove our general partner. Our general partner may only be removed by vote of the holders of at least 66 2/3% of our outstanding shares (including both Class A and Class B shares). At December 31, 2023, the Legacy Owners owned approximately 16% of our outstanding Class A and Class B shares. Without the support of our Legacy Owners, such ownership level may make it more difficult for our Class A shareholders to obtain the requisite vote level required to remove our general partner.

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

At December 31, 2023, through their ownership of Class B shares, the Legacy Owners held approximately 16% of the combined voting power of our Class A and Class B shares. The Legacy Owners are entitled to act separately in their own respective interests with respect to their partnership interests in us, and collectively they currently have the ability to influence (although not the ability to block outright) (i) the outcome of any matters requiring shareholder approval, including certain mergers and other material transactions and (ii) a change in the composition of our board of directors or a change in control of our company that could deprive our shareholders of an opportunity to receive a premium for their Class A shares as part of a sale of our company. So long as the Legacy Owners continue to own a meaningful amount of our outstanding shares, even if such amount is less than 50%, they will continue to be able to influence any matters requiring shareholder approval, regardless of whether or not other shareholders believe that such matters are in their own best interests.

A valuation allowance on our deferred tax asset could reduce our earnings.

As of December 31, 2023, we had a gross deferred tax asset of approximately $1.3 billion. Generally accepted accounting principles in the United States (“GAAP”) requires that a valuation allowance must be established for deferred tax assets when it is more likely than not that they will not be realized. We believe that the deferred tax asset we recorded through 2023 will be realized and that a valuation allowance is not required. However, if we were to determine that a valuation allowance was appropriate for our deferred tax asset, we would be required to take an immediate charge to earnings with a corresponding reduction of partners’ capital and increase in balance sheet leverage as measured by debt-to-total capitalization. In light of the Tax Cuts and Jobs Act of 2017, a valuation allowance will not be required for any U.S. federal deferred tax asset created after 2017.

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

At December 31, 2023, the Legacy Owners owned approximately 16% of our outstanding Class A and Class B shares and approximately 16% of the AAP units. As a result, the Legacy Owners may have conflicting interests with holders of Class A shares. For example, the Legacy Owners may have different tax positions from us which could influence their decisions regarding whether and when to cause us to dispose of assets.

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

If at any time more than 80% of our outstanding Class A shares and Class B shares on a combined basis (including Class A shares issuable upon the exchange of Class B shares) are owned by our general partner, the Legacy Owners (or certain transferees in private, non-exchange transactions) or their respective affiliates, our general partner will have the right (which it may assign to any of its affiliates, the Legacy Owners or us), but not the obligation, to acquire all, but not less than all, of the remaining Class A shares held by public shareholders at a price equal to the greater of (x) the current market price of such shares as of the date three days before notice of exercise of the call right is first mailed and (y) the highest price paid by our general partner, the Legacy Owners (or certain transferees in private, non-exchange transactions) or their respective affiliates for such shares during the 90 day period preceding the date such notice is first mailed. As a result, holders of our Class A shares may be required to sell such Class A shares at an undesirable time or price and may not receive any return of or on their investment. Class A shareholders may also incur a tax liability upon a sale of their Class A shares. At December 31, 2023, the Legacy Owners owned approximately 16% of the Class A shares and Class B shares on a combined basis.

Risks Related to PAA’s Business

PAA’s profitability depends on the volume of crude oil, natural gas and NGL shipped, processed, purchased, stored, fractionated and/or gathered at or through the use of its pipelines and facilities, which can be negatively impacted by a variety of factors outside of its control.

Drilling activity, crude oil production and benchmark crude oil prices can fluctuate significantly over time for a wide variety of reasons, including prevailing economic conditions, geopolitical conflicts or events, reduced demand by consumers for end products made with hydrocarbons, increased competition, adverse weather conditions, public health emergencies, and governmental actions and regulations affecting prices and production levels. Crude oil prices may also decline due to actions of domestic or foreign oil producers—they may take actions that create an over-supply of crude oil, and decrease benchmark crude oil prices. If producers reduce drilling activity in response to future declines in such prices, reduced capital market access, increased capital raising costs or adverse governmental or regulatory action, including, for example, federal, state or local laws or regulations that restrict drilling activities for environmental, seismic or other reasons, it could adversely impact current or future production levels. In turn, such developments could lead to reduced throughput on PAA’s pipelines and at its other facilities, which, depending on the level of production declines, could have a material adverse effect on PAA’s business.

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

Supply and demand for crude oil and other hydrocarbon products PAA handles can fluctuate based on a variety of factors, including price, current and future economic conditions, geopolitical conflicts or events, fuel conservation measures, alternative fuel adoption, governmental regulation, including climate change regulations, and technological advances in fuel economy and energy generation and storage technologies. For example, legislative, regulatory or executive actions intended to reduce emissions of greenhouse gases could increase the cost of consuming crude oil and other hydrocarbon products or accelerate the adoption of alternative energy technologies, thereby causing a reduction in the demand for such products. Given that crude oil and petroleum products are global commodities, demand can also be significantly influenced by global market conditions, particularly in key consumption markets such as the United States and China, domestic and foreign political conditions and governmental or regulatory actions (including restrictions on the import or export of crude oil or petroleum products). Demand also depends on the ability and willingness of shippers having access to PAA’s transportation assets to satisfy their demand by deliveries through those assets. Decreases in demand for the products PAA handles, whether at a global level or in areas its assets serve, can negatively affect its operating results.

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

If one or more of PAA’s pipelines or other facilities, including electronic and computer systems, or any facilities or businesses that deliver products, supplies or services to PAA or that it relies on in order to operate its business, are damaged by severe weather or any other disaster, accident, catastrophe, terrorist attack or event, its operations could be significantly interrupted. In addition, PAA’s merchant activities may include purchasing crude oil and NGL that is carried on railcars, tankers or barges. Such cargos are at risk of being damaged or lost because of events such as derailment, marine disaster, inclement weather, mechanical failures, grounding or collision, fire, explosion, environmental accidents, piracy, terrorism and political instability. These incidents or interruptions could involve significant damage or injury to people, property or the environment, and repairs could take anywhere from a few days to several months or more depending on the severity and impact of the event. Any such event that interrupts the revenues generated by its operations, hinders its ability to fulfil its contractual obligations or which causes PAA to make significant expenditures not covered by insurance, could reduce its profitability, cash flows and cash available for paying distributions to its partners and, accordingly, adversely affect its financial condition and the market price of its securities.

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

PAA’s and its customers’ operations are subject to various risks arising out of the threat of climate change.

PAA’s and its customers’ operations are subject to a number of risks arising out of the threat of climate change, including the adoption of energy conservation measures, initiatives that stimulate demand for alternative forms of energy or limit production of petroleum products, or technological advances in fuel economy and energy generation devices. Any of these could result in increased operating costs, limits on the areas in which oil and natural gas production may occur, and reduced demand for PAA’s services or the products it handles. Government initiatives or technological advances may also create new competitive conditions that result in reduced demand for products PAA’s customers produce and, in turn, the services PAA provides. The potential impact of changing demand for crude oil and natural gas services and products may have a material adverse effect on PAA’s business, financial condition, results of operations and cash flows. Additionally, the threat of climate change may negatively impact PAA’s business if it results in PAA restricting, delaying or canceling development activities and new projects.

We are also subject to litigation risks related to climate change as investors, landowners, government agencies and other plaintiffs may target companies in the petroleum industry with lawsuits seeking damages allegedly caused by climate change. Should Plains be targeted by any such litigation, PAA may incur liability, which, to the extent that societal pressures or political or other factors are involved, could be imposed without regard to causation or contribution to the asserted damage, or to other mitigating factors. Involvement in such a case could have adverse reputational impacts and an unfavorable ruling in any such case could adversely impact PAA’s operations and financial condition.

Climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events, as well as shifts in temperature and precipitation patterns have the potential to cause physical damage to PAA’s assets or disrupt its supply chains and thus could have an adverse effect on its operations. PAA’s ability to manage the adverse impacts of these events depends in part on the effectiveness its disaster preparedness and response and business continuity planning, which may not have considered or be prepared for every eventuality.

The full impact of climate change on PAA’s business, as well as the businesses of its customers and suppliers is unknown. Any of factors discussed above, or any other unanticipated developments, could have a material adverse effect on PAA’s business, results of operations and financial condition.

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

PAA is subject to scrutiny by financial stakeholders with respect to the perceived social and environmental cost of its industry and its governance structure, which may adversely impact its ability to raise capital from such investors.

Certain financial stakeholders, including certain institutional investors such as public pension funds and banks, have placed importance on the implications and social cost of sustainability matters. Sustainability factors play an important role in the investment decisions made by certain investors and banks, and companies involved in certain industries or with certain governance structures, such as master limited partnerships, are receiving increased scrutiny.

Financial stakeholders’ focus and activism related to sustainability and similar matters could constrain PAA’s ability to raise capital. Any material limitations on its ability to access capital as a result of such scrutiny could limit its ability to obtain future financing on favorable terms, or at all, or could result in increased financing costs in the future. Similarly, such activism could negatively impact PAA’s unit price or the price of its debt, limiting its ability to raise capital through equity issuances or debt financing, or could negatively affect its ability to engage in, expand or pursue its business activities, and could also prevent it from engaging in certain transactions that might otherwise be considered beneficial to PAA.

Businesses across all industries receive attention from stakeholders related to their sustainability practices. Businesses that do not adapt to or comply with investor or stakeholder expectations and standards, which are continuing to evolve, or businesses that are perceived to have not responded appropriately to concerns related to sustainability matters, regardless of whether there is a legal requirement to do so, may suffer reputational damage and the business, financial condition, and/or equity value of such business entity could be materially and adversely affected. A focus on climate change, societal expectations on companies to address climate change, investor expectations regarding voluntary sustainability-related disclosures, increasing mandatory sustainability disclosures, and consumer demand for alternative forms of energy may result in increased costs, reduced demand for PAA’s services or the products it handles, reduced profits, increased legislative and judicial scrutiny, investigations and litigation, reputational damage, and negative impacts on PAA’s access to capital markets. PAA could also be subject to additional governmental investigations, private litigation, or activist campaigns as unitholders may attempt to effect changes to PAA’s business or governance practices.

In March 2022, the SEC issued a proposed rule that would mandate extensive disclosure of climate-related risks, including financial impacts, physical and transition risks, climate-related governance and strategy, and GHG emissions, for all U.S.-listed public companies. The SEC missed its self-imposed October 2022 deadline for issuing a final rule and many commentators now expect a final rule to be issued in the first half of 2024. Although the final form and substance of this rule and its requirements are not yet known and its ultimate impact on PAA’s business is uncertain, compliance with the proposed rule, if finalized, will result in additional legal, accounting and financial compliance costs. In addition, enhanced climate-related disclosure requirements could influence stakeholders and lenders to restrict or seek more stringent conditions with respect to their investments in certain carbon-intensive sectors.

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

PAA’s ability to execute its financial strategy is in part dependent on its ability to complete strategic transactions, including acquisitions, divestitures or sales of interests to strategic partners. If PAA is unable to successfully complete, integrate or realize the anticipated benefits of future acquisitions or planned divestitures (due to reduced investment in the energy sector, governmental action, litigation, counterparty non-performance or other factors), it may be more difficult for PAA to implement its business strategies, maintain its desired leverage levels, increase returns to equity holders or otherwise accomplish its financial goals. In addition, in connection with its divestitures, PAA may agree to retain responsibility for certain liabilities that relate to PAA’s period of ownership, which could adversely impact its future financial performance.

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

PAA has taken steps within its organization to implement processes and procedures designed to detect unauthorized trading and non-compliance with its risk policies; however, PAA can provide no assurance that these steps will detect and prevent all violations of its risk policies and procedures, particularly if deception, collusion or other intentional misconduct is involved.

PAA’s insurance coverage may not fully cover its losses and it may in the future encounter increased costs related to, and lack of availability of, insurance.

While PAA maintains insurance coverage at levels that it believes to be reasonable and prudent, PAA can provide no assurance that its current levels of insurance will be sufficient to cover any losses that it has incurred or may incur in the future, whether due to deductibles, coverage challenges or other limitations. In addition, over the last several years, as the scale and scope of PAA’s business activities has expanded, the breadth and depth of available insurance markets has contracted. As a result of these factors and other market conditions, as well as the fact that PAA has experienced several incidents in the past, premiums and deductibles for certain insurance policies have increased substantially. Accordingly, PAA can give no assurance that it will be able to maintain adequate insurance in the future at rates or on other terms PAA considers commercially reasonable. In addition, although PAA believes that it currently maintains adequate insurance coverage, insurance will not cover many types of interruptions or events that might occur and will not cover all risks associated with its operations. In addition, the proceeds of any such insurance may not be paid in a timely manner and may be insufficient if such an event were to occur. The occurrence of a significant event, the consequences of which are either not covered by insurance or not fully insured, or a significant delay in, or denial of, the payment of a major insurance claim, could materially and adversely affect PAA’s financial position, results of operations and cash flows. For a discussion of our Line 901 Incident insurance receivable, please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates— Line 901 Incident Insurance Receivable” and Note 18 to our Consolidated Financial Statements.

The terms of PAA’s indebtedness may limit its ability to borrow additional funds or capitalize on business opportunities. In addition, PAA’s current or future debt levels, or inability to borrow additional funds or capitalize on business opportunities, may limit its future financial and operating flexibility.

As of December 31, 2023, the face value of PAA’s consolidated debt outstanding was approximately $7.8 billion (excluding unamortized discounts and debt issuance costs of approximately $41 million), consisting of approximately $7.3 billion face value of long-term debt (including senior notes and finance lease obligations) and approximately $446 million of short-term borrowings. As of December 31, 2023, PAA had over $2.6 billion of liquidity available, including cash and cash equivalents and available borrowing capacity under its senior unsecured revolving credit facility and its senior secured hedged inventory facility, subject to continued covenant compliance. Lower Adjusted EBITDA could increase PAA’s leverage ratios and effectively reduce its ability to incur additional indebtedness.

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

As of December 31, 2023, the face value of PAA’s consolidated debt was approximately $7.8 billion (excluding unamortized discounts and debt issuance costs of approximately $41 million), substantially all of which was at fixed interest rates. Significant increases in interest rates above current levels could adversely affect PAA’s results of operations, cash flows and financial position due to, among other things:

•PAA’s exposure to market risk due to the short-term nature of its commercial paper borrowings and the floating interest rates on its credit facilities;
•Any potential refinancing of PAA’s indebtedness at rates higher than historical amounts;
•Increasing interest costs associated with the storage of hedged crude oil and NGL inventory in PAA’s merchant activities; and
•Distributions payable on PAA’s Series B preferred units, which accumulate for each distribution period at a percentage of the liquidation preference equal to the applicable three-month Secured Overnight Financing Rate (SOFR), plus a credit spread adjustment of 0.2621%, plus 4.11% per annum.

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

At December 31, 2023, PAA had approximately $15.8 billion of net property and equipment, $976 million of linefill, $2.8 billion of investments accounted for under the equity method of accounting and approximately $1.9 billion of net intangible assets capitalized on its balance sheet. GAAP requires an assessment for impairment in certain circumstances, including when there is an indication that the carrying value of property and equipment may not be recoverable. If PAA was to determine that any of its property and equipment, linefill, intangibles or equity method investments was impaired, it could be required to take an immediate charge to earnings, which could adversely impact its operating results, with a corresponding reduction of partners’ capital and increase in balance sheet leverage as measured by debt-to-total capitalization. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” for additional discussion of our accounting policies and use of estimates associated with impairments.

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

Many of PAA’s assets have been in service for many years and require significant expenditures to maintain them or remove them from service. As a result, its maintenance, repair or asset retirement costs may increase in the future.

PAA’s pipelines, terminals, storage and processing and fractionation assets are generally long-lived assets, and many of them have been in service for many years. The age and condition of its assets could result in increased maintenance, repair or asset retirement expenditures in the future. Any significant increase in these expenditures could adversely affect PAA’s results of operations, financial position or cash flows, as well as its ability to make cash distributions to its unitholders.

PAA does not own all of the land on which its pipelines and facilities are located, which could result in disruptions to its operations.

PAA does not own all of the land on which its pipelines and facilities have been constructed, and therefore is potentially subject to more onerous terms and/or increased costs to retain necessary land use if PAA does not have valid rights-of-way or if such rights-of-way lapse or terminate. In some instances, PAA obtains the rights to construct and operate its pipelines on land owned by third parties and governmental agencies for a specific period of time. Following a decision issued in May 2017 by the Tenth Circuit Court of Appeals tribal ownership of even a very small fractional interest in tribal land owned or at one time owned by an individual Native American landowner, bars condemnation of any interest in the allotment. Consequently, the inability to condemn such allotted lands under circumstances where existing pipeline rights-of-way may soon lapse or terminate serves as an additional potential impediment for pipeline operations. Additionally, parts of PAA’s operations cross land that has historically been apportioned to various Native American/First Nations tribes, who may exercise significant jurisdiction and sovereignty over their lands. For more information, see our regulatory disclosure entitled “Indigenous Protections.” PAA cannot guarantee that it will always be able to renew existing rights-of-way or obtain new rights-of-way on favorable terms without experiencing significant delays and costs. Any loss of rights with respect to real property, through PAA’s inability to renew right-of-way contracts or otherwise, could have a material adverse effect on its business, results of operations, and financial position.

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

The pace of development of natural gas infrastructure could have an adverse impact on expected crude oil production growth in the Permian Basin.

In certain areas where PAA operates (e.g., the Permian Basin), development of natural gas infrastructure is or may be required to increase accessible supply in order to meet projected demand. Slowdowns in the development of such natural gas infrastructure, whether due to the regulatory environment, permitting process delays or lower financial investment by producers, could have an adverse impact on expected crude oil production growth. In turn, such limitations could lead to lower volumes of crude oil that PAA purchases in connection with its operations and reduced throughput on its pipelines and at its other facilities, which, depending on the impact to production growth, could have a material adverse effect on PAA’s financial position, results of operations and cash flows.

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

PAA’s operations involving the storage, treatment, processing, and transportation of liquid hydrocarbons, including crude oil, NGL and refined products, are subject to stringent federal, state, and local laws and regulations governing the discharge of materials into the environment. PAA’s operations are also subject to laws and regulations relating to protection of the environment, natural resources, operational safety, climate change and related matters. Compliance with these laws and regulations may increase its overall cost of doing business, including its capital costs to construct, maintain and upgrade equipment and facilities. Also, new or additional laws and regulations, new interpretations of existing requirements or changes in PAA’s operations could trigger new permitting requirements applicable to its operations, which could result in increased costs or delays of, or denial of rights to conduct, PAA’s development programs. The failure to comply with any such laws and regulations could result in the assessment of administrative, civil, and criminal penalties, the imposition of investigatory or remedial obligations or the incurrence of capital expenditures. Any such failure could also result in the imposition of restrictions, delays or cancellations in the permitting or performance of projects, or the issuance of injunctions that may subject PAA to additional operational requirements and constraints, or claims of damages to property or persons. The laws and regulations applicable to PAA’s operations are subject to change and interpretation by the relevant governmental agency, including the possibility that exemptions it currently qualifies for may be modified or changed in ways that require PAA to incur significant additional compliance costs. PAA’s business and operations may also become subject to new or additional laws or regulations. For example, President Biden has made the combat of climate change arising from GHG emissions a priority under his Administration and has issued, and may continue to issue, executive orders or other regulatory initiatives in pursuit of his regulatory agenda that could curtail oil and natural gas production and transportation. Potential examples include laws, rules, executive orders or regulations that limit fracturing of oil and natural gas wells, restrictions on flaring and venting during natural gas production on federal properties, limitations or bans on oil and gas leases on federal lands and offshore waters, increased requirements for construction and permitting of pipeline infrastructure and LNG export facilities, and further restrictions on GHG emissions from oil and gas facilities. Any new laws, executive orders or regulations, or changes to or interpretations of existing laws or regulations, adverse to PAA could have a material adverse effect on its financial position, results of operations and cash flows.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) established federal oversight and regulation of derivative markets and entities, such as PAA, that participate in those markets. The Dodd-Frank Act requires the CFTC and the SEC to promulgate rules and regulations implementing the Dodd-Frank Act. Although the CFTC has finalized certain regulations, others remain to be finalized or implemented and it is not possible at this time to predict when this will be accomplished.

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

Legislation, executive orders and regulatory initiatives relating to climate change could have a material adverse effect on PAA’s business, demand for its services, financial condition, results of operations and cash flows.

The adoption and implementation of any international, federal, regional or state legislation, executive actions, regulations or other regulatory and policy initiatives that impose more stringent standards for GHG emissions, restrict the areas in which the oil and gas industry may produce crude oil and natural gas or generate GHG emissions, increase scrutiny of environmental permitting or delay such permitting reviews, or require enhanced disclosure of such GHG emission and other climate-related information, could result in reduced demand for crude oil and natural gas, and thus PAA’s services, as well as increase its compliance costs. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions and climate change could impact PAA’s business, any such future laws and regulations could have a material adverse effect on its business, demand for our services, financial condition, results of operations and cash flows.

Legislation, executive orders and regulatory initiatives relating to hydraulic fracturing or other hydrocarbon development activities could reduce domestic production of crude oil and natural gas.

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from unconventional geological formations. The process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production, and it is typically regulated by state and provincial oil and gas commissions. Hydraulic fracturing continues to be a controversial practice, resulting in increased scrutiny and regulation of the hydraulic fracturing process, including by federal and state agencies and local municipalities. PAA does not perform hydraulic fracturing, but much of the production that flows on its assets was produced with the benefit of hydraulic fracturing. There have been a variety of legislative and regulatory proposals to prohibit, restrict, or more closely regulate various forms of hydraulic fracturing; for example, the Governor of California issued an order directing the Department of Conservation’s Geologic Energy Management Division to initiate regulatory action to end the issuance of new permits for hydraulic fracturing by early 2024. Moreover, the Biden Administration has pursued policy initiatives that have resulted in temporary suspensions of new oil and gas leasing, more stringent emissions and operating regulations, and increased royalty rates for oil and gas operations on federal lands and waters. These actions, as well as any other legislation, executive orders or regulatory initiatives that curtail hydraulic fracturing or otherwise limit producers’ ability to drill or complete wells could reduce the production of crude oil and natural gas in the United States or Canada, and could thereby result in reduced demand for PAA’s transportation, terminalling and storage services as well as its merchant activities.

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

At December 31, 2023, we owned an approximate 84% limited partner interest in AAP, which directly owned a limited partner interest in PAA through its ownership of approximately 232.7 million PAA common units (approximately 30% of PAA’s Series A preferred units and common units combined). Accordingly, the value of our indirect investment in PAA, as well as the anticipated after-tax economic benefit of an investment in our Class A shares, depends largely on PAA being treated as a partnership for U.S. federal income tax purposes, which requires that 90% or more of PAA’s gross income for every taxable year consist of qualifying income, as defined in Section 7704 of the Internal Revenue Code of 1986, as amended (the “Code”). Based on PAA’s current operations, and current Treasury regulations, PAA believes that it is treated as a partnership rather than a corporation for such purposes; however, a change in PAA’s business could cause it to be treated as a corporation for U.S. federal income tax purposes.

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

Item 1B.  Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Description of Cybersecurity Risk Management and Strategy

To assess, identify and manage material cybersecurity risks, we have endeavored to implement policies, standards and technical controls with the aim of protecting our information and operations systems (collectively, “IT systems”). These standards are guided, in part, by the relevant National Institute of Standards and Technology and American Petroleum Institute frameworks. We use various internal and third-party tools, security measures and technologies to aid in seeking to protect our network perimeter and internal systems from unauthorized access, intrusion or disruption. Regular assessments are conducted across our systems, networks and data infrastructure to identify potential cybersecurity threats and vulnerabilities. In addition, a monitoring and detection system has been implemented to help identify cybersecurity threats and incidents. Our cybersecurity program also focuses on providing training and awareness to our employees and contractors on cybersecurity best practices.

We engage assessors, consultants, auditors and other third parties in connection with the above processes. We recognize that third-party service providers may introduce cybersecurity risks. In an effort to mitigate these risks, we have established a process to assess and oversee the cybersecurity practices of our vendors. Before engaging with third-party service providers, we conduct due diligence to evaluate their cybersecurity capabilities and potential vulnerabilities. Additionally, we endeavor to include cybersecurity requirements in our contracts with these providers, including adherence to specific security practices and protocols.

The above cybersecurity risk management processes are integrated into our overall risk management program. Cybersecurity threats are understood to be dynamic and to intersect with various other enterprise risks. As such, cybersecurity is considered an integral component of our enterprise-wide risk management approach. As of the date of this Report, we are not aware of any previous cybersecurity threats that have materially affected or are reasonably likely to materially affect the Partnership.

Despite the implementation of our cybersecurity programs, our security measures cannot guarantee that a significant cyberattack will not occur. A successful attack on our IT systems or those of our vendors could have significant consequences to the business. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security. See “Item 1A. Risk Factors” for additional information about the risks to our business associated with a breach or compromise to our IT systems.

Cybersecurity Program Governance

Our cybersecurity program is led by our Vice President of Information Security, North America, who reports directly to our CFO and oversees the dedicated team responsible for executing our cybersecurity strategy, including the primary assessment and management of cybersecurity risks. Our cybersecurity leadership team also includes our Senior Director, Technology, Infrastructure & Cyber Defense and our Senior Director, Security & Strategy. The Board receives quarterly updates on material security incidents, detection, monitoring, security culture scores, and other key initiatives and notable events from our cybersecurity leadership team.

To facilitate effective management, our cybersecurity leadership team holds regular discussions with our dedicated cybersecurity team on cybersecurity risks, threat intelligence, incident trends, security audits, and the effectiveness of our training and testing. Our cybersecurity leadership team convenes regularly to review and monitor programs designed to prevent and detect cybersecurity threats and mitigate and remediate cybersecurity incidents. Our cybersecurity leadership team also receives comprehensive reports on security incidents, threat intelligence, and vulnerability assessments from our cybersecurity team.

Our cybersecurity leadership team is made up of highly experienced professionals with an extensive background in information security, risk management, and incident response. This background includes more than 50 years of collective experience in infrastructure, cybersecurity and telecommunications. In addition to having the requisite training, knowledge, skills and abilities required for their respective positions, the cybersecurity leadership team collectively holds various relevant U.S. and Canadian information security certifications. The cybersecurity leadership team is supported by a dedicated team of skilled cybersecurity professionals, each bringing diverse expertise in areas such as network security, data protection, and threat intelligence.

Item 3.  Legal Proceedings

The information required by this item is included in Note 18 to our Consolidated Financial Statements, and is incorporated herein by reference thereto.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders and Distributions

Our Class A shares are listed and traded on The Nasdaq Global Select Market under the symbol “PAGP.” As of February 16, 2024, there were 197,121,318 Class A shares outstanding and approximately 67,000 record holders and beneficial owners (held in street name).

The following table presents cash distributions per Class A share pertaining to the quarter presented, which were declared and paid in the following calendar quarter (see the “Cash Distribution Policy” section below for a discussion of our policy regarding distribution payments):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2023	$0.2675	$0.2675	$0.2675	$0.3175
2022	$0.2175	$0.2175	$0.2175	$0.2675

Our Class A shares are also used as a form of compensation to our directors. See Note 17 to our Consolidated Financial Statements for additional information regarding our equity-indexed compensation plans.

Our Class B shares and Class C shares are not listed or traded on any stock exchange.

Performance Graph

The following graph compares the total unitholder return performance of our Class A shares with the performance of: (i) the Standard & Poor’s 500 Stock Index (“S&P 500”) and (ii) the Alerian Midstream Energy Index (“AMNA”). The AMNA is a broad-based composite of North American energy infrastructure companies that provides investors with a comprehensive benchmark for this asset class. The graph assumes that $100 was invested in our Class A shares and each comparison index beginning on December 31, 2018 and that all distributions were reinvested on a quarterly basis.

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
PAGP	$100.00	$100.28	$48.96	$63.11	$83.11	$114.79
S&P 500	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21
AMNA	$100.00	$124.04	$95.06	$131.58	$159.92	$182.34

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

None.

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

Our principal source of cash flow is derived from our indirect investment in PAA. As of December 31, 2023, we owned approximately 196.4 million AAP units, which represented an approximate 84% limited partner interest in AAP. AAP currently receives all of its cash flows from its ownership of PAA common units. Therefore, our cash flow and resulting ability to make distributions is dependent upon the ability of PAA to make distributions to AAP in respect of the common units AAP owns. As of December 31, 2023, AAP owned approximately 232.7 million PAA common units. The actual amount of cash that PAA, and correspondingly AAP, will have available for distribution will primarily depend on the amount of cash PAA generates from its operations. Also, under the terms of the agreements governing PAA’s debt, PAA is prohibited from declaring or paying any distribution to unitholders if a default or event of default (as defined in such agreements) exists. No such default has occurred. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreements, Commercial Paper Program and Indentures.”

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

•Executive Summary
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates
•Recent Accounting Pronouncements

A comparative discussion of our 2022 to 2021 operating results and performance measures can be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 1, 2023.

Executive Summary

Company Overview

We are a Delaware limited partnership formed in 2013 that has elected to be taxed as a corporation for United States federal income tax purposes. As of December 31, 2023, our sole cash-generating assets consisted of an approximate 84% limited partner interest in AAP through our ownership of approximately 196.4 million AAP units. We also own a 100% managing member interest in GP LLC. GP LLC is a Delaware limited liability company that holds the non-economic general partner interest in AAP. AAP is a Delaware limited partnership that, as of December 31, 2023, directly owned a limited partner interest in PAA through its ownership of approximately 232.7 million PAA common units (approximately 30% of PAA’s total outstanding common units and Series A preferred units combined). AAP is the sole member of PAA GP, a Delaware limited liability company that directly holds the non-economic general partner interest in PAA.

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

Market Overview and Outlook

Crude oil and other petroleum liquids are supplied to the global market by producers around the world, with the majority coming from the Organization of Petroleum Exporting Countries (“OPEC”), North American producers and the Russian Federation, among others. The chart below depicts the relationship between global supply of crude oil and other petroleum liquids and demand since the beginning of 2019 and the U.S. Energy Information Administration’s (“EIA”) Short-Term Energy Outlook as of January 2024:

World Liquid Fuels Production and Consumption Balance (1)
(in millions of barrels per day)

(1)Barrels produced and consumed per quarter.

We believe that the combination of population growth and progressively improving living standards for non-OECD (Organization for Economic Cooperation and Development) countries underpins increasing energy demand globally for decades to come. We believe reliable, affordable, and responsible energy resources are all critical components to maintain energy security and global stability, requiring all sources of energy including both hydrocarbons and renewables.

Consistent with the forecast from the EIA’s Short-Term Energy Outlook (as depicted in the chart above), we expect crude oil demand to continue to increase, driven largely by our view that hydrocarbon-based fuels are the most efficient fuels for the transportation of people and goods, and hydrocarbon-based products provide the building blocks for modern civilization such as fertilizers, plastics and cement.

North America has proven to be an essential and reliable source of crude oil and NGL production growth for the global market. This is driven by the lifting of the U.S. crude oil export ban, infrastructure debottlenecking in both the U.S. and Canada, and world-class geological formations unlocked through technological improvements and techniques.

The Permian Basin continues to be one of the most prolific basins in the world and was the predominant driver of U.S. production growth in 2023. The remainder of the U.S. unconventional plays continue to see modest growth. We expect the Permian Basin to be a key contributor to global supply for years to come, based on strong economics and the recent wave of consolidation leading to more stable activity levels over a wide range of commodity price environments.

It is against this macro energy market backdrop that we expect to generate significant positive free cash flow on a multi-year basis, supported by our existing asset base and integrated business model. Our financial strategy and long-term capital allocation framework is focused on generating meaningful multi-year free cash flow and improving shareholder returns by (i) increasing returns of capital to equity holders, primarily through increased distributions, (ii) making disciplined accretive investments and (iii) maintaining an investment grade credit profile and ensuring balance sheet flexibility.

Overview of Operating Results

We recognized net income of $1.425 billion for the year ended December 31, 2023 compared to net income of $1.163 billion for the year ended December 31, 2022. Our results include the benefit of higher tariff volumes and tariff escalations on our crude oil pipelines in 2023, as well as the impact of acquisitions. In addition, the 2022 comparative period includes higher costs from the increase in the accrual for estimated costs associated with the Line 901 incident.

Additionally, net income for 2023 includes favorable impacts from gains on asset sales and the mark-to-market adjustment of the Preferred Distribution Rate Reset Option compared to losses in the 2022 period, which were partially offset by the benefit to the 2022 period of a gain recognized associated with the remeasurement of our previously held 65% interest in Cactus II to fair value in connection with our acquisition of an additional 5% interest in Cactus II in November 2022.

See the “—Results of Operations” section below for further discussion.

Results of Operations

Consolidated Results

The following table sets forth an overview of our consolidated financial results calculated in accordance with GAAP (in millions, except per share data):

	Year Ended December 31,		Variance
	2023	2022	$	%
Product sales revenues	$46,974	$55,948	$(8,974)	(16)%
Services revenues	1,738	1,394	344	25%
Purchases and related costs	(44,531)	(53,176)	8,645	16%
Field operating costs	(1,425)	(1,315)	(110)	(8)%
General and administrative expenses	(356)	(330)	(26)	(8)%
Depreciation and amortization	(1,051)	(968)	(83)	(9)%
Gains/(losses) on asset sales and asset impairments, net	152	(269)	421	157%
Equity earnings in unconsolidated entities	369	403	(34)	(8)%
Gains/(losses) on investments in unconsolidated entities, net	28	346	(318)	(92)%
Interest expense, net	(386)	(405)	19	5%
Other income/(expense), net	102	(219)	321	147%
Income tax expense	(189)	(246)	57	23%
Net income	1,425	1,163	262	23%
Net income attributable to noncontrolling interests	(1,227)	(995)	(232)	(23)%
Net income attributable to PAGP	$198	$168	$30	18%

Basic and diluted net income per Class A share	$1.01	$0.86	$0.15	**
Basic and diluted weighted average Class A shares outstanding	195	194	1	**

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

A majority of our sales and purchases are indexed to West Texas Intermediate (“WTI”). The following table presents the range of the NYMEX WTI benchmark price of crude oil over the last two years (in dollars per barrel):

	NYMEX WTI Crude Oil Price
During the Year Ended December 31,	Low	High	Average
2023	$67	$94	$78
2022	$71	$124	$94

Product sales revenues and purchases decreased for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to lower commodity prices in 2023. The impact of fluctuations of derivative mark-to-market valuations also resulted in lower product sales revenues in 2023 compared to 2022.

Revenues from services increased for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to higher volumes and tariff escalations in 2023, as well as the impact of acquisitions, partially offset by the impact of lower commodity prices in 2023.

See further discussion of net revenues (revenues less purchases and related costs) in the “—Analysis of Operating Segments” section below.

Field Operating Costs

See discussion of field operating costs in the “—Analysis of Operating Segments” section below.

General and Administrative Expenses

The increase in general and administrative expenses for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to (i) higher employee-related costs, including an increase in equity-indexed compensation expense (a portion of which is excluded in the calculation of Adjusted EBITDA and Segment Adjusted EBITDA) due to a higher PAA common unit price and higher number of outstanding units assumed probable of vesting and (ii) higher information systems costs due to ongoing systems integration work, partially offset by (iii) decreases across several categories.

Depreciation and Amortization

Depreciation and amortization expense increased for the year ended December 31, 2023 compared to the year ended December 31, 2022 largely driven by acquisitions, including an additional interest in Cactus II and the remaining 43% in OMOG. See Note 7 to our Consolidated Financial Statements for additional information.

Gains/(Losses) on Asset Sales and Asset Impairments, Net

The net gain on asset sales and asset impairments for the year ended December 31, 2023 was primarily comprised of a gain of approximately $140 million related to the sale of our Keyera Fort Saskatchewan facility in the first quarter of 2023.

The net loss on asset sales and asset impairments for 2022 was primarily comprised of (i) a $330 million non-cash impairment charge recognized in the fourth quarter of 2022 related to certain crude oil assets in California, partially offset by (ii) gains recognized from the sale of land and related assets in Long Beach, California, as well as Line 901 and the Sisquoc to Pentland portion of Line 903, a portion of which relates to the transfer of an asset retirement obligation to the purchaser.

See Note 6 and Note 7 to our Consolidated Financial Statements for additional information regarding these asset sales and asset impairments.

Equity Earnings in Unconsolidated Entities

See discussion of equity earnings in unconsolidated entities in the “—Analysis of Operating Segments” section below.

Gains/(Losses) on Investments in Unconsolidated Entities, Net

In the third quarter of 2023, we recognized a gain of $29 million related to the Permian JV’s acquisition of the remaining 43% interest in OMOG. See Note 7 to our Consolidated Financial Statements for additional information regarding this transaction.

During the fourth quarter of 2022, we recognized (i) a gain of $370 million associated with the remeasurement of our previously held 65% interest in Cactus II to fair value in connection with our acquisition of an additional 5% interest in Cactus II in November 2022 and (ii) a loss of $25 million associated with the difference between the fair value and historical book value of assets contributed by the Permian JV in exchange for an additional interest in OMOG. See Note 7 and Note 8 to our Consolidated Financial Statements for additional information regarding these transactions.

Interest Expense, Net

The decrease in interest expense for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to a lower weighted average debt balance during the 2023 period largely driven by the repayment of $750 million of senior notes in March 2022, $400 million of senior notes in January 2023 and $700 million of senior notes in October 2023.

See Note 10 to our Consolidated Financial Statements for additional information regarding our debt and related activities during the periods presented.

Other Income/(Expense), Net

The following table summarizes the components impacting Other income/(expense), net (in millions):

	Year Ended December 31,
	2023	2022
Gain/(loss) on mark-to-market adjustment of Preferred Distribution Rate Reset Option embedded derivative (1)	$58	$(189)
Net gain/(loss) on foreign currency revaluation (2)	15	(36)
Other	29	6
	$102	$(219)

(1)See Note 12 to our Consolidated Financial Statements for additional information.
(2)The activity during the periods presented was primarily related to the impact from the change in the United States Dollar to Canadian dollar exchange rate on the portion of our intercompany net investment that is not long-term in nature.

Income Tax (Expense)/Benefit

The net favorable income tax variance for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to lower year-over-year income within our Canadian operations as impacted by fluctuations of derivative mark-to-market valuations. The favorable variance was partially offset by the tax impact of the Keyera Fort Saskatchewan divestiture and the impact of higher earnings at PAA on income attributable to PAGP.

See Note 7 to our Consolidated Financial Statements for additional information regarding the Keyera Fort Saskatchewan divestiture.

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

Performance Measures

Adjusted EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization (including our proportionate share of depreciation and amortization, including write-downs related to cancelled projects and impairments, of unconsolidated entities), gains and losses on asset sales and asset impairments and gains or losses on investments in unconsolidated entities, adjusted for certain selected items impacting comparability. Adjusted EBITDA attributable to PAA excludes the portion of Adjusted EBITDA that is attributable to noncontrolling interests in consolidated joint venture entities.

Management believes that the presentation of such additional financial measures provides useful information to investors regarding our performance and results of operations because these measures, when used to supplement related GAAP financial measures, (i) provide additional information about our core operating performance, (ii) provide investors with the same financial analytical framework upon which management bases financial, operational, compensation and planning/budgeting decisions and (iii) present measures that investors, rating agencies and debt holders have indicated are useful in assessing us and our results of operations. These non-GAAP financial performance measures may exclude, for example, (i) charges for obligations that are expected to be settled with the issuance of equity instruments, (ii) gains and losses on derivative instruments that are related to underlying activities in another period (or the reversal of such adjustments from a prior period), gains and losses on derivatives that are either related to investing activities (such as the purchase of linefill) or purchases of long-term inventory, and inventory valuation adjustments, as applicable, (iii) long-term inventory costing adjustments, (iv) items that are not indicative of our core operating results and/or (v) other items that we believe should be excluded in understanding our core operating performance. These measures may further be adjusted to include amounts related to deficiencies associated with minimum volume commitments whereby we have billed the counterparties for their deficiency obligation and such amounts are recognized as deferred revenue in “Other current liabilities” in our Consolidated Financial Statements. We also adjust for amounts billed by our equity method investees related to deficiencies under minimum volume commitments. Such amounts are presented net of applicable amounts subsequently recognized into revenue. We have defined all such items as “selected items impacting comparability.” We do not necessarily consider all of our selected items impacting comparability to be non-recurring, infrequent or unusual, but we believe that an understanding of these selected items impacting comparability is material to the evaluation of our operating results and prospects.

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

The following table sets forth the reconciliation of the non-GAAP financial performance measures Adjusted EBITDA and Adjusted EBITDA attributable to PAA from Net Income (in millions):

	Year Ended December 31,		Variance
	2023	2022	$	%
Net income	$1,425	$1,163	$262	23%
Interest expense, net	386	405	(19)	(5)%
Income tax expense	189	246	(57)	(23)%
Depreciation and amortization	1,051	968	83	9%
(Gains)/losses on asset sales and asset impairments, net	(152)	269	(421)	(157)%
(Gains)/losses on investments in unconsolidated entities, net	(28)	(346)	318	92%
Depreciation and amortization of unconsolidated entities (1)	87	85	2	2%
Unallocated general and administrative expenses (2)	6	5	1	20%
Selected Items Impacting Comparability:
Derivative activities and inventory valuation adjustments	159	(280)	439	**
Long-term inventory costing adjustments	35	(4)	39	**
Deficiencies under minimum volume commitments, net	12	7	5	**
Equity-indexed compensation expense	36	32	4	**
Foreign currency revaluation	24	4	20	**
Line 901 incident	10	95	(85)	**
Transaction-related expenses	1	—	1	**
Selected Items Impacting Comparability - Segment Adjusted EBITDA (3)	277	(146)	423	**
Mark-to-market adjustment of Preferred Distribution Rate Reset Option embedded derivative (4)	(58)	189	(247)	**
Foreign currency revaluation (5)	(16)	37	(53)	**
Selected Items Impacting Comparability - Adjusted EBITDA (6)	203	80	123	**
Adjusted EBITDA (6)	$3,167	$2,875	$292	10%
Adjusted EBITDA attributable to noncontrolling interests in consolidated joint ventures (7)	(456)	(365)	(91)	(25)%
Adjusted EBITDA attributable to PAA	$2,711	$2,510	$201	8%

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
(3)For a more detailed discussion of these selected items impacting comparability, see the footnotes to the Segment Adjusted EBITDA Reconciliation table in Note 19 to our Consolidated Financial Statements.
(4)The Preferred Distribution Rate Reset Option of PAA’s Series A preferred units was accounted for as an embedded derivative and recorded at fair value in our Consolidated Financial Statements. The associated gains and losses are not integral to our results and were thus classified as a selected item impacting comparability. See Note 12 to our Consolidated Financial Statements for additional information regarding the Preferred Distribution Rate Reset Option.
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

We define Segment Adjusted EBITDA as revenues and equity earnings in unconsolidated entities less (a) purchases and related costs, (b) field operating costs and (c) segment general and administrative expenses, plus (d) our proportionate share of the depreciation and amortization expense (including write-downs related to cancelled projects and impairments) of unconsolidated entities, further adjusted (e) for certain selected items including (i) gains and losses on derivative instruments that are related to underlying activities in another period (or the reversal of such adjustments from a prior period), gains and losses on derivatives that are either related to investing activities (such as the purchase of linefill) or purchases of long-term inventory, and inventory valuation adjustments, as applicable, (ii) long-term inventory costing adjustments, (iii) charges for obligations that are expected to be settled with the issuance of equity instruments, (iv) amounts related to deficiencies associated with minimum volume commitments, net of the applicable amounts subsequently recognized into revenue and (v) other items that our CODM believes are integral to understanding our core segment operating performance and (f) to exclude the portion of all preceding items that is attributable to noncontrolling interests in consolidated joint venture entities (“Segment amounts attributable to noncontrolling interests in consolidated joint ventures”). See Note 19 to our Consolidated Financial Statements for a reconciliation of Segment Adjusted EBITDA to Net income attributable to PAGP.

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

Crude Oil Segment

Our Crude Oil segment operations generally consist of gathering and transporting crude oil using pipelines, gathering systems, trucks and at times on barges or railcars, in addition to providing terminalling, storage and other related services utilizing our integrated assets across the United States and Canada. Our assets serve third parties and are also supported by our merchant activities. Our merchant activities include the purchase of crude oil supply and the movement of this supply on our assets or third-party assets to sales locations, including our terminals, third-party connecting carriers, regional hubs or to refineries. Our merchant activities are subject to our risk management policies and may include the use of derivative instruments to manage exposure to commodity price risk and, at times, to provide upside opportunities.

Our Crude Oil segment generates revenue through a combination of tariffs, pipeline capacity agreements and other transportation fees, month-to-month and multi-year storage and terminalling agreements and the sale of gathered and bulk-purchased crude oil. Tariffs and other fees on our pipeline systems are typically based on volumes transported and vary by receipt point and delivery point. Fees for our terminalling and storage services are based on capacity leases and throughput volumes. Generally, results from our merchant activities are impacted by (i) increases or decreases in our lease gathering crude oil purchases volumes and (ii) volatility in commodity prices, as well as grade and regional differentials and time spreads. The segment results also include the direct fixed and variable field costs of operating the crude oil assets, as well as an allocation of indirect operating costs.

The following tables set forth our operating results from our Crude Oil segment:

Operating Results (1) (in millions)	Year Ended December 31,		Variance
	2023	2022	$	%
Revenues	$47,174	$55,080	$(7,906)	(14)%
Purchases and related costs	(43,805)	(52,088)	8,283	16%
Field operating costs	(1,053)	(1,003)	(50)	(5)%
Segment general and administrative expenses (2)	(271)	(250)	(21)	(8)%
Equity earnings in unconsolidated entities	369	403	(34)	(8)%

Adjustments (3):
Depreciation and amortization of unconsolidated entities	87	85	2	2%
Derivative activities and inventory valuation adjustments	17	(11)	28	**
Long-term inventory costing adjustments	22	(3)	25	**
Deficiencies under minimum volume commitments, net	12	7	5	**
Equity-indexed compensation expense	35	32	3	**
Foreign currency revaluation	19	3	16	**
Line 901 incident	10	95	(85)	**
Transaction-related expenses	1	—	1	**
Segment amounts attributable to noncontrolling interests in consolidated joint ventures	(454)	(364)	(90)	**
Segment Adjusted EBITDA	$2,163	$1,986	$177	9%

Maintenance capital expenditures	$145	$112	$33	29%

Average Volumes	Year Ended December 31,		Variance
	2023	2022	Volumes	%
Crude oil pipeline tariff (by region) (4)
Permian Basin (5)	6,356	5,638	718	13%
Other (5)	2,104	1,927	177	9%
Total crude oil pipeline tariff	8,460	7,565	895	12%

Commercial crude oil storage capacity (5) (6)	72	72	—	—%

Crude oil lease gathering purchases (4) (7)	1,452	1,382	70	5%

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
(7)Of this amount, approximately 1,147 and 1,073 thousand barrels per day were purchased in the Permian Basin for the years ended December 31, 2023 and 2022, respectively.

Segment Adjusted EBITDA

Crude Oil Segment Adjusted EBITDA increased for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to higher tariff volumes, tariff escalations and contributions from acquisitions. These items were partially offset by fewer market-based opportunities for our merchant activities.

The following is a more detailed discussion of the significant factors impacting Segment Adjusted EBITDA for the year ended December 31, 2023 compared to the year ended December 31, 2022.

Net Revenues and Equity Earnings. Our results were favorably impacted by (i) higher volumes across our pipeline systems, primarily driven by increased production and new well connections, (ii) tariff escalations and (iii) contributions from acquisitions. These benefits were partially offset by the impact of minimum volume commitment deficiency payments received in 2022.

Additionally, our results for the year ended December 31, 2023 reflect net fewer market-based opportunities compared to 2022 as the 2022 period includes the benefit of the sale of excess linefill and inventory in a higher crude oil price environment.

Field Operating Costs. For the year ended December 31, 2023 compared to the year ended December 31, 2022, we had higher expenses associated with (i) utilities costs due to a combination of higher volumes and prices and an increase in the amount of drag reducing agents used, (ii) incremental consolidated operating costs in connection with acquisitions, (iii) employee-related costs primarily resulting from higher average headcount and salaries and (iv) unrealized mark-to-market losses on power hedges (which impact our field operating costs but are excluded from Segment Adjusted EBITDA and thus are reflected as an “Adjustment” in the table above). The unfavorable variance for the year ended December 31, 2023 compared to 2022 was partially offset by a decrease in additional estimated costs recognized associated with the Line 901 incident (which impact field operating costs but are excluded from Segment Adjusted EBITDA and thus are reflected as an “Adjustment” in the table above).

Maintenance Capital

Maintenance capital consists of capital expenditures for the replacement and/or refurbishment of partially or fully depreciated assets in order to maintain the operating and/or earnings capacity of our existing assets. The increase in maintenance capital spending for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to ongoing facility maintenance investments, tractor trailer leases, integrity projects and tank maintenance.

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

The following tables set forth our operating results from our NGL segment:

Operating Results (1) (in millions)	Year Ended December 31,		Variance
	2023	2022	$	%
Revenues	$1,935	$2,761	$(826)	(30)%
Purchases and related costs	(1,123)	(1,587)	464	29%
Field operating costs	(372)	(312)	(60)	(19)%
Segment general and administrative expenses (2)	(79)	(75)	(4)	(5)%

Adjustments (3):
Derivative activities	142	(269)	411	**
Long-term inventory costing adjustments	13	(1)	14	**
Equity-indexed compensation expense	1	—	1	**
Foreign currency revaluation	5	1	4	**
Segment Adjusted EBITDA	$522	$518	$4	1%

Maintenance capital expenditures	$86	$99	$(13)	(13)%

	Year Ended December 31,		Variance
Average Volumes (in thousands of barrels per day) (4)	2023	2022	Volumes	%
NGL fractionation	115	137	(22)	(16)%

NGL pipeline tariff	180	192	(12)	(6)%

Propane and butane sales	86	94	(8)	(9)%

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

Segment Adjusted EBITDA

NGL Segment Adjusted EBITDA for the year ended December 31, 2023 was in line with results for the year ended December 31, 2022, primarily due to (i) favorable NGL basis differentials and (ii) additional market-based opportunities, largely offset by (iii) lower straddle production driven by turnarounds at a third-party facility, (iv) increased field operating costs and (v) the impact of the sale of our ownership interest in the Keyera Fort Saskatchewan facility in the first quarter of 2023.

Significant variances in the components of Segment Adjusted EBITDA are discussed in more detail below:

Net Revenues. Net revenues include the impact of derivative activities and long-term inventory costing adjustments, which are excluded from Segment Adjusted EBITDA and thus are reflected as an “Adjustment” in the table above. Excluding such impacts, net revenues increased for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to (i) favorable NGL basis differentials, (ii) additional market-based opportunities and (iii) higher processing revenues at our Empress straddle plants resulting from a commercial agreement executed in conjunction with the increase in our Empress ownership in the fourth quarter of 2022. This was partially offset by (iv) lower straddle production driven by turnarounds at a third-party facility, (v) the impact of the sale of our ownership interest in the Keyera Fort Saskatchewan facility in the first quarter of 2023 and (vi) higher gains at certain of our NGL facilities in 2022.

Field Operating Costs. The increase in field operating costs for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to (i) an increase in unrealized mark-to-market losses on power hedges (which impact our field operating costs but are excluded from Segment Adjusted EBITDA and thus are reflected as an “Adjustment” in the table above) and (ii) increased utilities-related costs largely as a result of the increase in our Empress ownership in the fourth quarter of 2022 and higher prices. The increase in utilities-related costs was largely offset by the benefit to net revenues from operating cost recoveries realized through commercial agreements.

Maintenance Capital

The decrease in maintenance capital spending for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due a scheduled turnaround at our Empress facility during 2022, partially offset by an increase in routine integrity activities.

Liquidity and Capital Resources

General

Our primary sources of liquidity are (i) cash flow from operating activities and (ii) borrowings under PAA’s credit facilities or commercial paper program. In addition, we may supplement these primary sources of liquidity with proceeds from asset sales, and in the past have utilized funds received from sales of equity and debt securities. Our primary cash requirements include, but are not limited to, (i) ordinary course of business uses, such as the payment of amounts related to the purchase of crude oil, NGL and other products, payment of other expenses and interest payments on outstanding debt, (ii) investment and maintenance capital activities, (iii) acquisitions of assets or businesses, (iv) repayment of principal on long-term debt and (v) distributions to our Class A shareholders and noncontrolling interests. In addition, we may use cash for repurchases of common equity. We generally expect to fund our short-term cash requirements through cash flow generated from operating activities and/or borrowings under credit facilities or PAA’s commercial paper program. In addition, we generally expect to fund our long-term needs, such as those resulting from investment capital activities, acquisitions or refinancing long-term debt, through a variety of sources, which may include any or a combination of the sources listed above.

As of December 31, 2023, although we had a working capital deficit of $89 million, we had over $2.6 billion of liquidity available to meet our ongoing operating, investing and financing needs, subject to continued covenant compliance, as noted below (in millions):

As of December 31, 2023
Availability under PAA senior unsecured revolving credit facility (1) (2)	$1,350
Availability under PAA senior secured hedged inventory facility (1) (2)	1,279
Amounts outstanding under PAA commercial paper program	(433)
Subtotal	2,196
Cash and cash equivalents (3)	447
Total	$2,643

(1)Represents availability prior to giving effect to borrowings outstanding under the PAA commercial paper program, which reduce available capacity under the facilities.
(2)Available capacity under the PAA senior unsecured revolving credit facility and the PAA senior secured hedged inventory facility was reduced by outstanding letters of credit issued under these facilities of less than $1 million and $71 million, respectively.

(3)Excludes restricted cash of $6 million.

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

We believe that we have, and will continue to have, the ability to access PAA’s commercial paper program and credit facilities, which we use to meet our short-term cash needs. We believe that our financial position remains strong and we have sufficient liquid assets, cash flow from operating activities and borrowing capacity under PAA’s credit agreements to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures. We are, however, subject to business and operational risks that could adversely affect our cash flow, including extended disruptions in the financial markets and/or energy price volatility resulting from current macroeconomic and geopolitical conditions, including actions by OPEC. A prolonged material decrease in our cash flows would likely produce an adverse effect on our borrowing capacity and cost of borrowing. See Item 1A. “Risk Factors” for further discussion regarding risks that may impact our liquidity and capital resources.

Credit Agreements, Commercial Paper Program and Indentures

PAA has three primary credit arrangements, which we use to meet our short-term cash needs. These include PAA’s $1.35 billion senior unsecured revolving credit facility maturing in 2028 (excluding a commitment of $64 million, which matures in 2027), $1.35 billion senior secured hedged inventory facility maturing in 2026 and $2.7 billion unsecured commercial paper program that is backstopped by PAA’s revolving credit facility and its hedged inventory facility. The credit agreements for PAA’s revolving credit facilities (which impact PAA’s ability to access its commercial paper program because they provide the financial backstop that supports PAA’s short-term credit ratings) and the indentures governing its senior notes contain cross-default provisions. A default under PAA’s credit agreements or indentures would permit the lenders to accelerate the maturity of the outstanding debt. As long as PAA is in compliance with the provisions in its credit agreements, its ability to make distributions of available cash is not restricted. PAA was in compliance with the covenants contained in its credit agreements and indentures as of December 31, 2023.

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

Net cash provided by operating activities for the years ended December 31, 2023 and 2022 was approximately $2.7 billion and $2.4 billion, respectively, and primarily resulted from earnings from our operations. Additionally, as discussed further below, changes during these periods in our inventory levels and associated margin balances required as part of our hedging activities impacted our cash flow from operating activities.

The 2023 period was impacted by net positive changes in working capital items, largely associated with (i) lower NGL inventory driven by both the impact of the price environment and NGL supply volumes during the year, including the impact of changes in margin balances required as part of our hedging activities, and (ii) timing of payments associated with the settlement of certain obligations.

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

	Year Ended December 31,
	2023	2022
Investment capital (1) (2) (3)	$399	$334
Maintenance capital (1) (3)	231	211
Acquisition capital (2) (4)	431	284
	$1,061	$829

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
(3)Investment capital and maintenance capital, net to our 65% interest in the Permian JV, was approximately $310 million and $214 million, respectively, for 2023, and approximately $265 million and $202 million, respectively, for 2022.
(4)Acquisition capital for 2023 primarily includes the acquisition by the Permian JV of (i) the remaining 43% interest in OMOG JV Holdings LLC and (ii) gathering assets in the Southern and Northern Delaware Basins. Acquisition capital for 2022 includes (i) an additional ownership interest in certain straddle plants included in our NGL segment, (ii) the purchase of an additional 5% interest in Cactus II and (iii) the remaining 50% interest in Advantage Pipeline Holdings LLC by the Permian JV. See Note 7 to our Consolidated Financial Statements for additional information. Acquisition capital, net to our 65% interest in the Permian JV, was approximately $281 million and $258 million for 2023 and 2022, respectively.

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

	Year Ended December 31,
Projects	2023	2022
Complementary Permian Basin Projects (1)	$266	$191
Permian Basin Takeaway Pipeline Projects (2)	34	33
Selected Facilities/Downstream Projects (3)	71	28
Other Projects	28	82
Total	$399	$334

(1)Includes projects associated with assets included in the Permian JV.
(2)Represents pipeline projects with takeaway capacity out of the Permian Basin, including investments for our proportionate share of the projects of Wink to Webster Pipeline and Cactus II Pipeline.
(3)Includes projects at our St. James and Fort Saskatchewan terminals.

Projected 2024 Capital Expenditures. Total investment capital for the year ending December 31, 2024 is currently projected to be approximately $465 million ($375 million net to our interest). Approximately half of our projected investment capital expenditures are expected to be invested in the Permian JV assets. Additionally, maintenance capital for 2024 is currently projected to be approximately $250 million ($230 million net to our interest). We expect to fund our 2024 investment and maintenance capital expenditures primarily with retained cash flow.

Divestitures

Proceeds from the sale of assets have generally been used to fund our investment capital projects and reduce debt levels. The following table summarizes the proceeds received from divestitures during the last two years (in millions):

	Year Ended December 31,
	2023	2022
Proceeds from divestitures (1)	$328	$60

(1)Represents proceeds, including working capital adjustments, net of transaction costs. The proceeds from divestitures for the year ended December 31, 2023 are primarily from the sale of our 21% non-operated/undivided joint interest in the Keyera Fort Saskatchewan facility in February 2023. See Note 7 to our Consolidated Financial Statements for additional information.

Ongoing Activities Related to Strategic Transactions

We are continuously engaged in the evaluation of potential transactions that support our current business strategy. In the past, such transactions have included the acquisition of assets that complement our existing footprint, the sale of non-core assets, the sale of partial interests in assets to strategic joint venture partners, and large investment capital projects. With respect to a potential acquisition or divestiture, we may conduct an auction process or participate in an auction process conducted by a third party or we may negotiate a transaction with one or a limited number of potential sellers (in the case of an acquisition) or buyers (in the case of a divestiture). Such transactions could have a material effect on our financial condition and results of operations.

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

Borrowings and Repayments Under Credit Arrangements

During the year ended December 31, 2023, we had net borrowings under the PAA commercial paper program of $433 million. The net borrowings resulted primarily from borrowings during the year related to funding needs for capital investments, inventory purchases and other general partnership purposes.

We had no net borrowings or repayments under the PAA credit facilities or commercial paper program during the year ended December 31, 2022.

Senior Notes

Repayments of PAA Senior Notes. During 2023 and 2022, PAA repaid the following senior unsecured notes in full (in millions):

Year	Description	Repayment Date
2023	$700 million 3.85% PAA Senior Notes due October 2023	October 2023	(1)

2023	$400 million 2.85% PAA Senior Notes due January 2023	January 2023	(1)

2022	$750 million 3.65% PAA Senior Notes due June 2022	March 2022	(1)

(1)PAA repaid these senior notes with cash on hand and borrowings under its commercial paper program.

Registration Statements

PAGP Registration Statements. We have filed with the SEC a shelf registration statement that, subject to effectiveness at the time of use, allows us to issue up to a specified amount of equity securities (“PAGP Traditional Shelf”). At December 31, 2023, we had approximately $939 million of unsold securities available under the PAGP Traditional Shelf. We also have access to a universal shelf registration statement (“PAGP WKSI Shelf”), which provides us with the ability to offer and sell an unlimited amount of equity securities, subject to market conditions and its capital needs.

PAA Registration Statements.  PAA periodically accesses the capital markets for both equity and debt financing. PAA has filed with the SEC a universal shelf registration statement that, subject to effectiveness at the time of use, allows PAA to issue up to a specified amount of debt or equity securities (“PAA Traditional Shelf”), under which PAA had approximately $1.1 billion of unsold securities available at December 31, 2023. PAA also has access to a universal shelf registration statement (“PAA WKSI Shelf”), which provides it with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and capital needs.

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

There were no repurchases under the Program during the year ended December 31, 2023. PAA repurchased common units under the Program during the year ended December 31, 2022 for a total purchase price of $74 million, including commissions and fees. The remaining available capacity under the Program as of December 31, 2023 was $198 million.

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

On February 14, 2024, we paid a quarterly distribution of $0.3175 per Class A share ($1.27 per Class A share on an annualized basis). The distribution was paid to Class A shareholders of record as of January 31, 2024, with respect to the quarter ended December 31, 2023. See Note 11 to our Consolidated Financial Statements for details of distributions paid during the three years ended December 31, 2023.

Distributions to Noncontrolling Interests

Distributions to noncontrolling interests represent amounts paid on interests in consolidated entities that are not owned by us. As of December 31, 2023, noncontrolling interests in our subsidiaries consisted of (i) limited partner interests in PAA including a 70% interest in PAA’s common units and PAA’s Series A preferred units combined and 100% of PAA’s Series B preferred units, (ii) an approximate 16% limited partner interest in AAP, (iii) a 35% interest in the Permian JV, (iv) a 30% interest in Cactus II and (v) a 33% interest in Red River. See Note 11 to our Consolidated Financial Statements for details of distributions paid to noncontrolling interests during the three years ended December 31, 2023.

Distributions to PAA’s Series A preferred unitholders. Holders of PAA’s Series A preferred units are entitled to receive quarterly distributions, subject to customary anti-dilution adjustments, of $0.615 per unit ($2.46 per unit annualized).

Distributions to PAA’s Series B preferred unitholders. Holders of PAA’s Series B preferred units are entitled to receive, when, as and if declared by PAA’s general partner out of legally available funds for such purpose, cumulative cash distributions, as applicable. Distributions on the Series B preferred units accumulate based on the applicable three-month SOFR, plus a credit spread adjustment of 0.26121%, plus 4.11% per annum. The distribution rate for the quarterly distribution paid on February 15, 2024 was 9.75093% per annum ($24.92 per Series B preferred unit).

Distributions to PAA’s common unitholders. On February 14, 2024, PAA paid a quarterly distribution of $0.3175 per common unit ($1.27 per common unit on an annualized basis). The total distribution of $223 million was paid to common unitholders of record as of January 31, 2024, with respect to the quarter ended December 31, 2023.

See Note 11 to our Consolidated Financial Statements for details of distributions paid during the three years ended December 31, 2023.

Contingencies

For a discussion of contingencies that may impact us, see Note 18 to our Consolidated Financial Statements.

Commitments

See Note 10 to our Consolidated Financial Statements for information regarding our debt obligations and Note 18 for information regarding our leases and other commitments.

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

The following table includes our best estimate and the timing of these payments as of December 31, 2023 (in millions):

	2024	2025	2026	2027	2028	2029 and Thereafter	Total
Crude oil, NGL and other purchases (1)	$22,938	$19,743	$17,910	$15,817	$12,795	$30,341	$119,544

(1)Amounts are primarily based on estimated volumes and market prices based on average activity during December 2023. The actual physical volume purchased and actual settlement prices will vary from the assumptions used in the table. Uncertainties involved in these estimates include levels of production at the wellhead, weather conditions, changes in market prices and other conditions beyond our control.

Letters of Credit. In connection with our merchant activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil, NGL and natural gas. Our liabilities with respect to these purchase obligations are recorded in accounts payable on our balance sheet in the month the product is purchased. Generally, these letters of credit are issued for periods of up to seventy days and are terminated upon completion of each transaction. Additionally, we issue letters of credit to support insurance programs, derivative transactions, including hedging-related margin obligations, and construction activities. At December 31, 2023 and 2022, we had outstanding letters of credit of approximately $205 million and $102 million, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

Investments in Unconsolidated Entities

We have invested in entities that are not consolidated in our financial statements. None of these entities had debt outstanding as of December 31, 2023. We may elect at any time to make additional capital contributions to any of these entities. The following table sets forth selected information regarding these entities as of December 31, 2023 (unaudited, dollars in millions):

Entity	Type of Operation	Our Ownership Interest	Total Entity Assets	Total Cash and Restricted Cash
BridgeTex Pipeline Company, LLC	Crude Oil Pipeline	20%	$786	$11
Capline Pipeline Company LLC	Crude Oil Pipeline	54%	$1,249	$46
Diamond Pipeline LLC	Crude Oil Pipeline (1)	50%	$876	$1
Eagle Ford Pipeline LLC	Crude Oil Pipeline (1)	50%	$780	$34
Eagle Ford Terminals Corpus Christi LLC	Crude Oil Terminal and Dock (1)	50%	$210	$5
Saddlehorn Pipeline Company, LLC	Crude Oil Pipeline	30%	$600	$21
White Cliffs Pipeline, LLC	Crude Oil Pipeline	36%	$377	$6
Wink to Webster Pipeline LLC	Crude Oil Pipeline	16%	$2,324	$73
Other investments			$520	$30

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

In the third quarter of 2023, our Permian JV acquired the remaining 43% interest in OMOG JV Holdings LLC (“OMOG”) and certain gathering assets in the Southern Delaware basin from Rattler Midstream Operating LLC. The transaction had an aggregate purchase price of $294 million ($191 million net to our 65% interest in the Permian JV). As a result of the transaction, the Permian JV now owns 100% of OMOG and its subsidiaries and such entities are reflected as consolidated subsidiaries in our Consolidated Financial Statements. Prior to this transaction, the Permian JV’s 57% interest in OMOG was accounted for as an equity method investment. See Note 7 to our Consolidated Financial Statements for discussion of the methods, assumptions and estimates used in the determination of the fair value of the assets and liabilities acquired and identification of associated intangible assets.

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

See Note 6 and Note 9 to our Consolidated Financial Statements for additional information on our property and equipment, intangible assets and depreciation and amortization expense. See Note 2 to our Consolidated Financial Statements for additional information on our asset retirement obligations.

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

A change in our outlook or use could result in impairments that may be material to our results of operations or financial condition. See “—Executive Summary— Market Overview and Outlook” and Note 6, Note 8 and Note 9 to our Consolidated Financial Statements for additional information.

Inventory Valuations. Inventory, including long-term inventory, primarily consists of crude oil and NGL and is valued at the lower of cost or net realizable value, with cost determined using an average cost method within specific inventory pools. At the end of each reporting period, we assess the carrying value of our inventory and use estimates and judgment when making any adjustments necessary to reduce the carrying value to net realizable value. Among the uncertainties that impact our estimates are the applicable quality and location differentials to include in our net realizable value analysis. Additionally, we estimate the upcoming liquidation timing of the inventory. Changes in assumptions made as to the timing of a sale can materially impact net realizable value. During the years ended December 31, 2023, 2022 and 2021, we did not record any charges related to the valuation adjustment of our inventory. See Note 5 to our Consolidated Financial Statements for further discussion regarding inventory.

Line 901 Incident Insurance Receivable. In May 2015, we experienced a crude oil release from our Las Flores to Gaviota Pipeline (Line 901) in Santa Barbara County, California. We have estimated that the aggregate total costs we have incurred or will incur with respect to the Line 901 incident will be approximately $750 million, which includes actual and projected emergency response and clean-up costs, natural resource damage assessments, fines and penalties payable pursuant to the Consent Decree, certain third-party claims settlements, and estimated costs associated with our remaining Line 901 lawsuits and claims, as well as estimates for certain legal fees and statutory interest where applicable. As of December 31, 2023, we have recognized a long-term receivable of approximately $225 million for the portion of the release costs that we believe is probable of recovery from insurance, net of deductibles and amounts already collected. Insurers responsible for the majority of our remaining insurance coverage have formally communicated a denial of coverage. We intend to vigorously pursue recovery from our insurers of all amounts for which we have claimed reimbursement. We believe that our claim for reimbursement from our insurers is strong and that our ultimate recovery of such amounts is probable. Various factors could impact the timing and amount of recovery of our insurance receivable, including future developments that adversely impact our assessment of the strength of our coverage claims, the outcome of any dispute resolution proceedings with respect to our coverage claims and the extent to which insurers may become insolvent in the future. Without limiting our view that our claim for reimbursement is strong and that ultimate recovery is probable, we cannot provide complete assurance that actual receivable amounts will not vary significantly from our estimated amounts. See Note 18 to our Consolidated Financial Statements for further discussion regarding the Line 901 incident and our related insurance receivable.

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

The fair value of our commodity derivatives and the change in fair value as of December 31, 2023 that would be expected from a 10% price increase or decrease is shown in the table below (in millions):

	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease
Crude oil	$(2)	$(49)	$49
Natural gas	(66)	$12	$(12)
NGL and other	68	$(51)	$51
Total fair value	$—

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

Interest Rate Risk

Debt. Our use of variable rate debt and any forecasted issuances of fixed rate debt expose us to interest rate risk. Therefore, from time to time, we use interest rate derivatives to hedge interest rate risk associated with anticipated interest payments and, in certain cases, outstanding debt instruments. All of PAA’s senior notes are fixed rate notes and thus are not subject to interest rate risk. Our variable rate debt outstanding at December 31, 2023, approximately $433 million, was subject to interest rate resets that generally range from less than one week to approximately one month. The average interest rate on variable rate debt that was outstanding during the year ended December 31, 2023 was 5.8%, based upon rates in effect during the year. The fair value of our interest rate derivatives was an asset of $55 million as of December 31, 2023. A 10% increase in the forward SOFR curve as of December 31, 2023 would have resulted in an increase of $18 million to the fair value of our interest rate derivatives. A 10% decrease in the forward SOFR curve as of December 31, 2023 would have resulted in a decrease of $18 million to the fair value of our interest rate derivatives. See Note 12 to our Consolidated Financial Statements for a discussion of our interest rate risk hedging activities.

Series B Preferred Units. Distributions on PAA’s Series B preferred units accumulate and are payable quarterly in arrears on the 15th day of February, May, August and November. Beginning August 15, 2023, distributions on PAA’s Series B preferred units accumulate based on the applicable three-month SOFR, plus certain adjustments. Based upon the Series B preferred units outstanding at December 31, 2023 and the liquidation preference of $1,000 per unit, a change of 100 basis points in interest rates would increase or decrease the annual distributions on PAA’s Series B preferred units by approximately $8 million. See Note 11 to our Consolidated Financial Statements for additional information on PAA’s Series B preferred units.

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

Applicable SEC rules require an evaluation of the effectiveness of our DCP. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our DCP as of December 31, 2023, the end of the period covered by this report, and, based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our DCP is effective.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. “Internal control over financial reporting” is a process designed by, or under the supervision of, our Chief Executive Officer and our Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023. See “Management’s Report on Internal Control Over Financial Reporting” on page F-2 of our Consolidated Financial Statements.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, assessed the effectiveness of our internal control over financial reporting, as stated in the firm’s report. See “Report of Independent Registered Public Accounting Firm” on page F-3 of our Consolidated Financial Statements.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Certifications

The certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) are filed with this report as Exhibits 31.1 and 31.2. The certifications of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 are furnished with this report as Exhibits 32.1 and 32.2.

Item 9B.  Other Information

During the quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors and Executive Officers of Our General Partner and Corporate Governance

The information required by this item will be set forth in the Proxy Statement for our 2024 Annual Meeting, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023, and is incorporated herein by reference thereto.

Directors and Executive Officers

As of the date of filing this report, the following individuals were serving as our executive officers and/or directors:

Name	Principal Occupation or Employment
Willie Chiang (1)(2)	Chairman of the Board and Chief Executive Officer
Harry N. Pefanis (1)(2)	President
Chris R. Chandler (1)	Executive Vice President and Chief Operating Officer
Al Swanson (1)	Executive Vice President and Chief Financial Officer
Jeremy L. Goebel (1)	Executive Vice President and Chief Commercial Officer
Richard K. McGee (1)	Executive Vice President, General Counsel and Secretary
Chris Herbold (1)	Senior Vice President, Finance and Chief Accounting Officer
Greg L. Armstrong (2)	Senior Advisor to the Chief Executive Officer (former Chairman and Chief Executive Officer)
Victor Burk (2)	Senior Advisor, Alvarez and Marsal
Ellen R. DeSanctis (2)	Former Senior Vice President, ConocoPhillips
Kevin McCarthy (2)	Former Vice Chairman, Kayne Anderson Capital Advisors, L.P.
Gary R. Petersen (2)	Managing Partner, EnCap Investments L.P.
Alexandra D. Pruner (2)	Senior Advisor, Perella Weinberg Partners
John T. Raymond (2)	Managing Partner and Chief Executive Officer, The Energy & Minerals Group
Bobby S. Shackouls (2)	Former Chairman and CEO, Burlington Resources Inc.
Christopher M. Temple (2)	President, DelTex Capital LLC
Lawrence M. Ziemba (2)	Former Executive Vice President, Refining, Phillips 66

(1)     Executive officer (for purposes of Item 401(b) of Regulation S-K)
(2)     Director

A complete list of our officers, including the executive officers listed above, is available on our website at www.plains.com under About Us—Leadership.

Item 11.  Executive Compensation
The information required by this item will be set forth in the Proxy Statement for our 2024 Annual Meeting, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023, and is incorporated herein by reference thereto.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item will be set forth in the Proxy Statement for our 2024 Annual Meeting, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023, and is incorporated herein by reference thereto.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the Proxy Statement for our 2024 Annual Meeting, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023, and is incorporated herein by reference thereto.

Item 14.  Principal Accountant Fees and Services
The information required by this item will be set forth in the Proxy Statement for our 2024 Annual Meeting, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023, and is incorporated herein by reference thereto.

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

3.7	—	Limited Liability Company Agreement of PAA GP LLC dated December 28, 2007 (incorporated by reference to Exhibit 3.3 to PAA’s Current Report on Form 8-K filed January 4, 2008).

3.8	—	Certificate of Limited Partnership of Plains GP Holdings, L.P. (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (333-190227) filed July 29, 2013).

3.9	—
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

3.11	—	Certificate of Formation of PAA GP Holdings LLC (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1 (333-190227) filed July 29, 2013).

3.12	—
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

4.7	—
Twenty-Sixth Supplemental Indenture (3.60% Senior Notes due 2024) dated September 9, 2014, by and among Plains All American Pipeline, L.P., PAA Finance Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed September 11, 2014).

4.8	—
Twenty-Eighth Supplemental Indenture (4.90% Senior Notes due 2045) dated December 9, 2014, by and among Plains All American Pipeline, L.P., PAA Finance Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed December 11, 2014).

4.9	—
Twenty-Ninth Supplemental Indenture (4.65% Senior Notes due 2025) dated August 24, 2015, by and among Plains All American Pipeline, L.P., PAA Finance Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to PAA’s Current Report on Form 8-K filed August 26, 2015).

4.10	—
Thirtieth Supplemental Indenture (4.50% Senior Notes due 2026) dated November 22, 2016, by and among Plains All American Pipeline, L.P., PAA Finance Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to PAA’s Current Report on Form 8-K filed November 29, 2016).

4.11	—
Thirty-First Supplemental Indenture (3.55% Senior Notes due 2029) dated September 16, 2019, by and among Plains All American Pipeline, L.P., PAA Finance Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to PAA’s Current Report on Form 8-K filed September 17, 2019).

4.12	—
Thirty-Second Supplemental Indenture (3.80% Senior Notes due 2030) dated June 11, 2020, by and among Plains All American Pipeline, L.P., PAA Finance Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to PAA’s Current Report on Form 8-K filed June 11, 2020).

4.13	—
Shareholder and Registration Rights Agreement dated October 21, 2013 by and among Plains GP Holdings, L.P. and the other parties signatory thereto (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed October 25, 2013).

4.14 †	—	Description of Our Securities.

10.1	—
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

10.22**	—	LTIP Grant Letter dated August 16, 2018 (Willie Chiang) incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018).

10.23**	—	Plains All American 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit A to PAA’s Definitive Proxy Statement filed on April 12, 2021).

10.24**	—	Plains All American 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit A to PAA’s Definitive Proxy Statement filed on October 3, 2013).

10.25**	—	Plains All American PNG Successor Long-Term Incentive Plan (incorporated by reference to Exhibit 4.4 to PAA’s Registration Statement on Form S-8 (333-193139) filed December 31, 2013).

10.26**	—	PAA Natural Gas Storage, L.P. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to PNG’s Current Report on Form 8-K filed May 11, 2010).

10.27**	—	Plains GP Holdings, L.P. Long Term Incentive Plan (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed October 25, 2013).

10.28**	—	Form of LTIP Grant Letter dated August 15, 2019 (Officers) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

10.29**	—	Form of LTIP Grant Letter dated August 13, 2020 (Directors) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).

10.30	—
Contribution Agreement dated October 21, 2013, by and among Plains GP Holdings, L.P., PAA GP Holdings LLC and the other parties signatory thereto (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed October 25, 2013).

10.31**	—	Form of Special Retention LTIP Grant Letter dated November 20, 2019 (incorporated by reference to Exhibit 10.54 to our Annual Report on Form 10-K for the year ended December 31, 2020).

10.32**	—
Form of Amended and Restated Special Retention LTIP Grant Letter Dated February 24, 2022 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

10.33**	—	Form of LTIP Grant Letter dated August 19, 2021 (Named Executive Officers) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).

10.34**	—	Form of LTIP Grant Letter dated August 19, 2021 (Directors) (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).

10.35**	—	Form of LTIP Grant Letter dated August 18, 2022 (Named Executive Officers) (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022).

10.36**	—	Form of LTIP Grant Letter dated August 17, 2023 (Named Executive Officers) (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023).

10.37**	—	Form of LTIP Grant Letter dated August 17, 2023 (Directors) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023).

21.1 †	—	List of Subsidiaries of Plains GP Holdings, L.P.

23.1 †	—	Consent of PricewaterhouseCoopers LLP.

31.1 †	—	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2 †	—	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1 ††	—	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350.

32.2 ††	—	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.

97.1 †	—	Amended and Restated Clawback Policy.

101. INS†	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	—	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

February 28, 2024

	By:	/s/ Al Swanson
Al Swanson,
Executive Vice President and Chief Financial Officer
of PAA GP Holdings LLC
(Principal Financial Officer)

February 28, 2024

	By:	/s/ Chris Herbold
Chris Herbold,
Senior Vice President, Finance and Chief Accounting Officer of PAA GP Holdings LLC
(Principal Accounting Officer)

February 28, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Willie Chiang	Chairman of the Board and Chief Executive Officer of PAA GP Holdings LLC (Principal Executive Officer)	February 28, 2024
Willie Chiang

/s/ Harry N. Pefanis	Director and President of PAA GP Holdings LLC	February 28, 2024
Harry N. Pefanis

/s/ Al Swanson	Executive Vice President and Chief Financial Officer of PAA GP Holdings LLC (Principal Financial Officer)	February 28, 2024
Al Swanson

/s/ Chris Herbold	Senior Vice President, Finance and Chief Accounting Officer of PAA GP Holdings LLC (Principal Accounting Officer)	February 28, 2024
Chris Herbold

/s/ Greg L. Armstrong	Director of PAA GP Holdings LLC	February 28, 2024
Greg L. Armstrong

/s/ Victor Burk	Director of PAA GP Holdings LLC	February 28, 2024
Victor Burk

/s/ Ellen R. DeSanctis	Director of PAA GP Holdings LLC	February 28, 2024
Ellen R. DeSanctis

/s/ Kevin McCarthy	Director of PAA GP Holdings LLC	February 28, 2024
Kevin McCarthy

/s/ Gary R. Petersen	Director of PAA GP Holdings LLC	February 28, 2024
Gary R. Petersen

/s/ Alexandra D. Pruner	Director of PAA GP Holdings LLC	February 28, 2024
Alexandra D. Pruner

/s/ John T. Raymond	Director of PAA GP Holdings LLC	February 28, 2024
John T. Raymond

/s/ Bobby S. Shackouls	Director of PAA GP Holdings LLC	February 28, 2024
Bobby S. Shackouls

/s/ Christopher M. Temple	Director of PAA GP Holdings LLC	February 28, 2024
Christopher M. Temple

/s/ Lawrence M. Ziemba	Director of PAA GP Holdings LLC	February 28, 2024
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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of the Partnership’s internal control over financial reporting. Based on that evaluation, management has concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on Page F-3.

/s/ Willie Chiang
Willie Chiang
Chairman of the Board and Chief Executive Officer of PAA GP Holdings LLC
(Principal Executive Officer)

/s/ Al Swanson
Al Swanson
Executive Vice President and Chief Financial Officer of PAA GP Holdings LLC
(Principal Financial Officer)

February 28, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors of PAA GP Holdings LLC and Shareholders of Plains GP Holdings, L.P.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Plains GP Holdings, L.P. and its subsidiaries (the “Partnership”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of changes in accumulated other comprehensive income (loss), of changes in partners’ capital and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Partnership’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Fair Value of the Preferred Distribution Rate Reset Option

As described in Note 12 to the consolidated financial statements, the Preferred Distribution Rate Reset Option of the Plains All American Pipeline, L.P. (PAA) Series A preferred units was an embedded derivative that was bifurcated from the related host contract and recorded at fair value. The fair value on the settlement date was $131 million, which resulted in a gain of $58 million recognized in other income. Management determined the fair value based on a Monte Carlo valuation model that estimated the fair value of the Series A preferred units with and without the Preferred Distribution Rate Reset Option. This model relied on assumptions for forecasts for the ten-year U.S. Treasury rate, the PAA common unit price, and default probabilities which impacted timing estimates as to when the option will be exercised.

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
February 28, 2024

We have served as the Partnership’s auditor since 2013.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 31, 2023	December 31, 2022
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$453	$404
Trade accounts receivable and other receivables, net	3,760	3,907
Inventory	548	729
Other current assets	155	318
Total current assets	4,916	5,358

PROPERTY AND EQUIPMENT	21,143	20,055
Accumulated depreciation	(5,361)	(4,802)
Property and equipment, net	15,782	15,253

OTHER ASSETS
Investments in unconsolidated entities	2,820	3,084
Intangible assets, net	1,875	2,145
Deferred tax asset	1,239	1,309
Linefill	976	961
Long-term operating lease right-of-use assets, net	313	349
Long-term inventory	265	284
Other long-term assets, net	411	464
Total assets	$28,597	$29,207

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES
Trade accounts payable	$3,845	$4,045
Short-term debt	446	1,159
Other current liabilities	714	689
Total current liabilities	5,005	5,893

LONG-TERM LIABILITIES
Senior notes, net	7,242	7,237
Other long-term debt, net	63	50
Long-term operating lease liabilities	274	308
Other long-term liabilities and deferred credits	1,041	1,081
Total long-term liabilities	8,620	8,676

COMMITMENTS AND CONTINGENCIES (NOTE 18)

PARTNERS’ CAPITAL
Class A shareholders (196,416,760 and 194,407,642 shares outstanding, respectively)	1,548	1,524
Noncontrolling interests	13,424	13,114
Total partners’ capital	14,972	14,638
Total liabilities and partners’ capital	$28,597	$29,207

The accompanying notes are an integral part of these consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2023	2022	2021
REVENUES
Product sales revenues	$46,974	$55,948	$40,883
Services revenues	1,738	1,394	1,195
Total revenues	48,712	57,342	42,078

COSTS AND EXPENSES
Purchases and related costs	44,531	53,176	38,504
Field operating costs	1,425	1,315	1,065
General and administrative expenses	356	330	298
Depreciation and amortization	1,051	968	777
(Gains)/losses on asset sales and asset impairments, net (Note 6, Note 7)	(152)	269	592
Total costs and expenses	47,211	56,058	41,236

OPERATING INCOME	1,501	1,284	842

OTHER INCOME/(EXPENSE)
Equity earnings in unconsolidated entities	369	403	274
Gains/(losses) on investments in unconsolidated entities, net (Note 7, Note 8)	28	346	2
Interest expense (net of capitalized interest of $10, $5 and $18, respectively)	(386)	(405)	(425)
Other income/(expense), net	102	(219)	19

INCOME BEFORE TAX	1,614	1,409	712
Current income tax expense	(145)	(84)	(50)
Deferred income tax expense	(44)	(162)	(62)

NET INCOME	1,425	1,163	600
Net income attributable to noncontrolling interests	(1,227)	(995)	(540)
NET INCOME ATTRIBUTABLE TO PAGP	$198	$168	$60

Basic and diluted weighted average Class A shares outstanding	195	194	194
Basic and diluted net income per Class A share	$1.01	$0.86	$0.31

The accompanying notes are an integral part of these consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2023	2022	2021
Net income	$1,425	$1,163	$600
Other comprehensive income/(loss)	118	(101)	65
Comprehensive income	1,543	1,062	665
Comprehensive income attributable to noncontrolling interests	(1,312)	(922)	(588)
Comprehensive income attributable to PAGP	$231	$140	$77

The accompanying notes are an integral part of these consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN ACCUMULATED
OTHER COMPREHENSIVE INCOME/(LOSS)
(in millions)

	Derivative Instruments	Translation Adjustments	Other	Total
Balance at December 31, 2020	$(258)	$(657)	$(3)	$(918)

Reclassification adjustments	31	—	—	31
Unrealized gain on hedges	19	—	—	19
Currency translation adjustments	—	15	—	15
2021 Activity	50	15	—	65
Balance at December 31, 2021	$(208)	$(642)	$(3)	$(853)

Reclassification adjustments	7	—	—	7
Unrealized gain on hedges	94	—	—	94
Currency translation adjustments	—	(204)	—	(204)
Other	—	—	2	2
2022 Activity	101	(204)	2	(101)
Balance at December 31, 2022	$(107)	$(846)	$(1)	$(954)

Reclassification adjustments	11	—	—	11
Unrealized gain on hedges	15	—	—	15
Currency translation adjustments	—	91	—	91
Other	—	—	1	1
2023 Activity	26	91	1	118
Balance at December 31, 2023	$(81)	$(755)	$—	$(836)

The accompanying notes are an integral part of these consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,425	$1,163	$600
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	1,051	968	777
(Gains)/losses on asset sales and asset impairments, net (Note 6, Note 7)	(152)	269	592
Equity-indexed compensation expense	51	41	24
Deferred income tax expense	44	162	62
Gains on sales of linefill	(2)	(35)	—
(Gain)/loss on foreign currency revaluation	8	41	(7)
Settlement of terminated interest rate hedging instruments	80	42	—
Change in fair value of Preferred Distribution Rate Reset Option (Note 12)	(58)	189	(14)
Equity earnings in unconsolidated entities	(369)	(403)	(274)
Distributions on earnings from unconsolidated entities	458	488	431
(Gains)/losses on investments in unconsolidated entities, net (Note 7, Note 8)	(28)	(346)	(2)
Other	20	16	29
Changes in assets and liabilities, net of acquisitions:
Trade accounts receivable and other	213	649	(2,179)
Inventory	223	(10)	(18)
Trade accounts payable and other	(242)	(830)	1,970
Net cash provided by operating activities	2,722	2,404	1,991

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in connection with acquisitions, net of cash acquired (Note 7)	(425)	(149)	(32)
Investments in unconsolidated entities (Note 8)	(33)	(14)	(94)
Additions to property, equipment and other	(559)	(455)	(336)
Cash paid for purchases of linefill	(23)	(84)	(37)
Proceeds from sales of assets (Note 7)	328	60	881
Cash received from sales of linefill	9	72	3
Other investing activities	1	44	1
Net cash provided by/(used in) investing activities	(702)	(526)	386

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings/(repayments) under PAA commercial paper program (Note 10)	433	—	(545)
Net repayments under PAA senior secured hedged inventory facility (Note 10)	—	—	(167)
Repayment of PAA GO Zone term loans (Note 10)	—	—	(200)
Repayments of PAA senior notes (Note 10)	(1,100)	(750)	—
Repurchase of common units by a subsidiary (Note 11)	—	(74)	(178)
Distributions paid to Class A shareholders (Note 11)	(209)	(162)	(140)
Distributions paid to noncontrolling interests (Note 11)	(1,113)	(918)	(589)
Contributions from noncontrolling interests	106	26	1
Other financing activities	(88)	(49)	(161)
Net cash used in financing activities	(1,971)	(1,927)	(1,979)

Effect of translation adjustment	—	(3)	(5)
Net increase/(decrease) in cash and cash equivalents and restricted cash	49	(52)	393
Cash and cash equivalents and restricted cash, beginning of period	404	456	63
Cash and cash equivalents and restricted cash, end of period	$453	$404	$456

Cash paid for:
Interest, net of amounts capitalized	$377	$393	$401
Income taxes, net of amounts refunded	$69	$112	$76

The accompanying notes are an integral part of these consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(in millions)

	Class A Shareholders	Noncontrolling Interests	Total Partners’ Capital
Balance at December 31, 2020	$1,464	$9,726	$11,190

Net income	60	540	600
Distributions (Note 11)	(140)	(589)	(729)
Deferred tax asset (Note 14)	(42)	—	(42)
Other comprehensive income (Note 11)	17	48	65
Equity-indexed compensation expense	6	14	20
Repurchase of common units by a subsidiary (Note 11)	2	(180)	(178)
Contributions from noncontrolling interests	—	1	1
Plains Oryx Permian Basin LLC joint venture formation (Note 7)	166	3,090	3,256
Other	—	(6)	(6)
Balance at December 31, 2021	$1,533	$12,644	$14,177

Net income	168	995	1,163
Distributions (Note 11)	(162)	(921)	(1,083)
Deferred tax asset (Note 14)	5	—	5
Other comprehensive loss (Note 11)	(28)	(73)	(101)
Equity-indexed compensation expense	10	23	33
Repurchase of common units by a subsidiary (Note 11)	2	(76)	(74)
Contributions from noncontrolling interests	—	26	26
Plains Oryx Permian Basin LLC joint venture formation (Note 7)	(3)	(23)	(26)
Cactus II Pipeline LLC transaction (Note 7)	—	526	526
Other	(1)	(7)	(8)
Balance at December 31, 2022	$1,524	$13,114	$14,638

Net income	198	1,227	1,425
Distributions (Note 11)	(209)	(1,121)	(1,330)
Deferred tax asset (Note 14)	(2)	—	(2)
Other comprehensive income (Note 11)	33	85	118
Equity-indexed compensation expense	11	26	37
Contributions from noncontrolling interests	—	106	106
Other	(7)	(13)	(20)
Balance at December 31, 2023	$1,548	$13,424	$14,972

The accompanying notes are an integral part of these consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Basis of Consolidation and Presentation

Organization

Plains GP Holdings, L.P. (“PAGP”) is a Delaware limited partnership formed in 2013 that has elected to be taxed as a corporation for United States federal income tax purposes. PAGP does not directly own any operating assets; as of December 31, 2023, its sole source of cash flow is derived from an indirect investment in Plains All American Pipeline, L.P. (“PAA”), a publicly traded Delaware limited partnership. As used in this Form 10-K and unless the context indicates otherwise (taking into account the fact that PAGP has no operating activities apart from those conducted by PAA and its subsidiaries), the terms “Partnership,” “we,” “us,” “our,” “ours” and similar terms refer to PAGP and its subsidiaries.

As of December 31, 2023, we owned an approximate 84% limited partner interest in Plains AAP, L.P. (“AAP”) through our ownership of approximately 196.4 million Class A units of AAP (“AAP units”). We also own a 100% managing member interest in Plains All American GP LLC (“GP LLC”), a Delaware limited liability company that holds the non-economic general partner interest in AAP. AAP is a Delaware limited partnership that, as of December 31, 2023, directly owned a limited partner interest in PAA through its ownership of approximately 232.7 million PAA common units (approximately 30% of PAA’s total outstanding common units and Series A preferred units combined). AAP is the sole member of PAA GP LLC (“PAA GP”), a Delaware limited liability company that directly holds the non-economic general partner interest in PAA.

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Consolidation and Presentation

The accompanying financial statements and related notes present and discuss our consolidated financial position as of December 31, 2023 and 2022, and the consolidated results of our operations, cash flows, changes in partners’ capital, comprehensive income and changes in accumulated other comprehensive income/(loss) for the years ended December 31, 2023, 2022 and 2021. All significant intercompany balances and transactions have been eliminated in consolidation, and certain reclassifications have been made to information from previous years to conform to the current presentation.

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
With the exception of a deferred tax asset of $1.239 billion and $1.309 billion as of December 31, 2023 and 2022, respectively, substantially all assets and liabilities presented on PAGP’s Consolidated Balance Sheets are those of PAA. Only the assets of each respective VIE can be used to settle the obligations of that individual VIE, and the creditors of each/either of those VIEs do not have recourse against the general credit of PAGP. PAGP did not provide any financial support to PAA or AAP during the years ended December 31, 2023, 2022 or 2021. See Note 16 for information regarding the Omnibus Agreement entered into by the Plains Entities on November 15, 2016.

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

Certain of our subsidiaries also enter into transactions and have monetary assets and liabilities that are denominated in a currency other than the entities’ respective functional currencies. Gains and losses from the revaluation of foreign currency transactions and monetary assets and liabilities are generally included in the Consolidated Statements of Operations. However, gains and losses arising from intercompany foreign currency transactions that are of a long-term investment nature are reported in the same manner as translation adjustments. For the years ended December 31, 2023, 2022 and 2021, the revaluation of foreign currency transactions and monetary assets and liabilities resulted in the recognition of a net loss of $8 million, a net loss of $41 million and a net gain of $7 million, respectively, in our Consolidated Statements of Operations.

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

In accordance with our policy, unless they may be covered by funds on deposit, outstanding checks are classified as trade accounts payable rather than negative cash. As of December 31, 2023 and 2022, trade accounts payable included $26 million and $25 million, respectively, of outstanding checks that were reclassified from cash and cash equivalents.

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

A small portion of our contractual or regulatory obligations is related to assets that are inactive or that we plan to take out of service and, although the ultimate timing and costs to settle these obligations are not known with certainty, we have recorded a reasonable estimate of these obligations. The following table presents the change in the liability for asset retirement obligations, substantially all of which is reflected in “Other long-term liabilities and deferred credits” on our Consolidated Balance Sheets as of December 31, 2023, 2022 and 2021 (in millions):

	December 31,
	2023	2022	2021
Beginning balance	$122	$143	$135
Liabilities incurred	2	2	2
Liabilities settled (1)	(1)	(26)	(1)
Accretion expense	4	4	4
Revisions in estimated cash flows	(1)	(1)	3
Ending balance	$126	$122	$143

(1)The 2022 amount primarily relates to the transfer of liabilities to the third party purchaser associated with the sale of Line 901 and the Sisquoc to Pentland portion of Line 903 pipeline. See Note 7 and Note 18 for additional information.

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

Other Significant Accounting Policies

See the respective footnotes for our accounting policies regarding (i) revenues and accounts receivable, (ii) net income per Class A share, (iii) inventory, linefill and long-term inventory, (iv) property and equipment, (v) acquisitions, (vi) investments in unconsolidated entities, (vii) intangible assets, (viii) derivatives and risk management activities, (ix) leases, (x) income taxes, (xi) equity-indexed compensation and (xii) legal and environmental matters.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires, among other things, disaggregated information about effective tax rate reconciliation and income taxes paid (net of refunds received) on an annual basis. The guidance is effective prospectively for annual periods beginning after December 15, 2024 with retrospective or early adoption permitted. We intend to provide the required disclosures prospectively for annual periods beginning after December 15, 2024.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disaggregated disclosure of significant segment expenses and other amounts included within the reported measure of segment profit or loss for each reportable segment on an annual and interim basis. The guidance is effective retrospectively for annual periods beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024 with early adoption permitted. We intend to provide the required disclosures beginning with our annual report for the year ended December 31, 2024.

In August 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which requires a newly-formed joint venture to apply a new basis of accounting to its contributed net assets, resulting in the joint venture initially measuring its contributed net assets at fair value on the formation date. This guidance is effective prospectively for all joint ventures with a formation date on or after January 1, 2025, with early adoption permitted. We intend to adopt this guidance for joint venture formations on January 1, 2025.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This guidance requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers, as if it had originated the contracts. The guidance is effective prospectively for interim and annual periods beginning after December 15, 2022, with early adoption permitted. We adopted this guidance as of January 1, 2023, and our adoption did not have a material impact on our financial position, results of operations or cash flows.

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

Revenues from Contracts with Customers. The following tables present our revenues from contracts with customers disaggregated by segment and type of activity (in millions):

	Year Ended December 31,
	2023	2022	2021
Crude Oil segment revenues from contracts with customers
Sales	$45,621	$53,822	$39,635
Transportation	1,144	745	484
Terminalling, Storage and Other	381	362	431
Total Crude Oil segment revenues from contracts with customers	$47,146	$54,929	$40,550

	Year Ended December 31,
	2023	2022	2021
NGL segment revenues from contracts with customers
Sales	$1,729	$2,414	$2,292
Transportation	30	30	25
Terminalling, Storage and Other	94	100	82
Total NGL segment revenues from contracts with customers	$1,853	$2,544	$2,399

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

Year Ended December 31, 2023	Crude Oil	NGL	Total
Revenues from contracts with customers	$47,146	$1,853	$48,999
Other revenues	28	82	110
Total revenues of reportable segments	$47,174	$1,935	$49,109
Intersegment revenues elimination			(397)
Total revenues			$48,712

Year Ended December 31, 2022	Crude Oil	NGL	Total
Revenues from contracts with customers	$54,929	$2,544	$57,473
Other revenues	151	217	368
Total revenues of reportable segments	$55,080	$2,761	$57,841
Intersegment revenues elimination			(499)
Total revenues			$57,342

Year Ended December 31, 2021	Crude Oil	NGL	Total
Revenues from contracts with customers	$40,550	$2,399	$42,949
Other revenues	(80)	(431)	(511)
Total revenues of reportable segments	$40,470	$1,968	$42,438
Intersegment revenues elimination			(360)
Total revenues			$42,078

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table presents counterparty deficiencies associated with contracts with customers and buy/sell arrangements that include minimum volume commitments for which we had remaining performance obligations and the customers still had the ability to meet their obligations (in millions):

		December 31,
Counterparty Deficiencies	Financial Statement Classification	2023	2022
Billed and collected	Other current liabilities	$77	$104

Contract Balances. Our contract balances consist of amounts received associated with services or sales for which we have not yet completed the related performance obligation. The following table presents the changes in the liability balance associated with contracts with customers (in millions):

Contract Liabilities
Balance at December 31, 2021	$141
Amounts recognized as revenue	(26)
Additions (1)	145
Other	(31)
Balance at December 31, 2022	$229
Amounts recognized as revenue	(42)
Additions	38
Other	3
Balance at December 31, 2023	$228

(1)Includes approximately $122 million associated with a gas processing agreement that was entered into in conjunction with the purchase of an additional ownership interest in certain straddle plants. Such amount is expected to be recognized as revenue over a 50-year term. See Note 7 for additional information.

Remaining Performance Obligations. The information below includes the amount of consideration allocated to partially and wholly unsatisfied remaining performance obligations under contracts that existed as of the end of the periods and the timing of revenue recognition of those remaining performance obligations. Certain contracts meet the requirements for the presentation as remaining performance obligations. These contracts include a fixed minimum level of service, typically a set volume of service, and do not contain any variability other than expected timing within a limited range. The following table presents the amount of consideration associated with remaining performance obligations for the population of contracts with external customers meeting the presentation requirements as of December 31, 2023 (in millions):

	2024	2025	2026	2027	2028	2029 and Thereafter
Pipeline revenues supported by minimum volume commitments and capacity agreements (1)	$375	$329	$156	$109	$80	$194
Terminalling, storage and other agreement revenues	234	149	114	101	83	688
Total	$609	$478	$270	$210	$163	$882

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Accounts receivable from the sale of crude oil are generally settled with counterparties on the industry settlement date, which is typically in the month following the month in which the title transfers. Otherwise, we generally invoice customers within 30 days of when the products or services were provided and generally require payment within 30 days of the invoice date. We review all outstanding accounts receivable balances on a monthly basis and record our receivables net of expected credit losses. We do not write-off accounts receivable balances until we have exhausted substantially all collection efforts. At December 31, 2023 and 2022, substantially all of our trade accounts receivable were less than 30 days past their invoice date. Our expected credit losses are immaterial. Although we consider our credit procedures to be adequate to mitigate any significant credit losses, the actual amount of current and future credit losses could vary significantly from estimated amounts.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following is a reconciliation of trade accounts receivable from revenues from contracts with customers to total Trade accounts receivable and other receivables, net as presented on our Consolidated Balance Sheets (in millions):

	December 31,
	2023	2022
Trade accounts receivable arising from revenues from contracts with customers	$3,999	$4,141
Other trade accounts receivables and other receivables (1)	7,535	7,216
Impact due to contractual rights of offset with counterparties	(7,774)	(7,450)
Trade accounts receivable and other receivables, net	$3,760	$3,907

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

Exchanges of potentially dilutive AAP units are assumed to have occurred at the beginning of the period and the incremental income attributable to PAGP resulting from the assumed exchanges is representative of the incremental income that would have been attributable to PAGP if the assumed exchanges occurred on that date. See Note 11 for information regarding exchanges of AAP units. PAGP LTIP awards that are deemed to be dilutive are reduced by a hypothetical share repurchase based on the remaining unamortized fair value, as prescribed by the treasury stock method in guidance issued by the FASB. See Note 17 for information regarding PAGP LTIP awards.

On a weighted-average basis, for the years ended December 31, 2023, 2022 and 2021, the possible exchange of 44 million, 47 million and 50 million AAP units, respectively, would not have had a dilutive effect on basic net income per Class A share. For the years ended December 31, 2023, 2022 and 2021, our PAGP LTIP awards were dilutive; however, this did not change the presentation of diluted weighted average Class A shares outstanding or diluted net income per Class A share.

The following table sets forth the computation of basic and diluted net income per Class A share (in millions, except per share data):

	Year Ended December 31,
	2023	2022	2021
Basic and Diluted Net Income per Class A Share
Net income attributable to PAGP	$198	$168	$60
Basic and diluted weighted average Class A shares outstanding	195	194	194

Basic and diluted net income per Class A share	$1.01	$0.86	$0.31

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 5—Inventory, Linefill and Long-term Inventory

Inventory, including long-term inventory, primarily consists of crude oil and NGL in pipelines, storage facilities and railcars that are valued at the lower of cost or net realizable value, with cost determined using an average cost method within specific inventory pools. At the end of each reporting period, we assess the carrying value of our inventory and make any adjustments necessary to reduce the carrying value to the applicable net realizable value. Any resulting adjustments are a component of “Purchases and related costs” on our accompanying Consolidated Statements of Operations. No adjustments were recorded during the years ended December 31, 2023, 2022 or 2021.

Linefill in assets we own is recorded at historical cost and consists of crude oil and NGL. We classify as linefill (i) our proportionate share of barrels used to fill a pipeline that we own such that when an incremental barrel is pumped into or enters a pipeline it forces product out at another location and (ii) barrels that represent the minimum working requirements in tanks and caverns that we own. Linefill carrying amounts are reviewed for impairment in accordance with FASB guidance with respect to accounting for the impairment or disposal of long-lived assets. Carrying amounts that are not expected to be recoverable through future cash flows are written down to estimated fair value. See Note 6 for further discussion regarding impairment of long-lived assets. During 2023, 2022 and 2021, we did not recognize any material impairments of linefill.

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

Inventory, linefill and long-term inventory consisted of the following (barrels in thousands and carrying value in millions):

	December 31, 2023				December 31, 2022
	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)
Inventory
Crude oil	5,877	barrels	$383	$65.17	6,713	barrels	$452	$67.33
NGL	5,957	barrels	154	$25.85	7,285	barrels	270	$37.06
Other	N/A		11	N/A	N/A		7	N/A
Inventory subtotal			548				729

Linefill
Crude oil	15,409	barrels	909	$58.99	15,480	barrels	906	$58.53
NGL	2,168	barrels	67	$30.90	1,876	barrels	55	$29.32
Linefill subtotal			976				961

Long-term inventory
Crude oil	3,256	barrels	232	$71.25	3,102	barrels	246	$79.30
NGL	1,326	barrels	33	$24.89	1,066	barrels	38	$35.65
Long-term inventory subtotal			265				284

Total			$1,789				$1,974

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

Property and equipment, net is stated at cost and consisted of the following (in millions):

	Estimated Useful Lives (Years)	December 31,
		2023	2022
Crude oil pipeline systems	10 - 50	$14,265	$13,338
Crude oil storage and terminal facilities	10 - 50	2,664	2,631
NGL storage, terminal, fractionation and processing facilities	10 - 50	2,554	2,445
NGL pipeline systems	10 - 50	506	458
Office property and equipment and rolling stock	2 - 50	556	656
Construction in progress	N/A	257	201
Land and other	N/A	341	326
Property and equipment, gross (1)		21,143	20,055
Accumulated depreciation		(5,361)	(4,802)
Property and equipment, net		$15,782	$15,253

(1)We include rights-of-way, which are intangible assets, within property and equipment.

We calculate our depreciation using the straight-line method, based on estimated useful lives and salvage values of our assets. Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $736 million, $710 million and $655 million, respectively.

As of December 31, 2023, 2022 and 2021, we incurred liabilities of $55 million, $46 million and $48 million, respectively, for construction in progress that had not been paid.

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

We did not recognize any material impairments during the year ended December 31, 2023.

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

Note 7—Acquisitions, Divestitures and Other Transactions

Acquisitions

Rattler Permian Transaction

In the third quarter of 2023, we completed a transaction with Rattler Midstream Operating LLC (“Rattler”) pursuant to which the Permian JV acquired the remaining 43% interest in OMOG JV Holdings LLC (“OMOG”) and certain gathering assets in the Southern Delaware basin. The transaction had an aggregate purchase price of $294 million ($191 million net to our 65% interest in the Permian JV). As a result of the transaction, the Permian JV now owns 100% of OMOG and its subsidiaries and such entities are reflected as consolidated subsidiaries in our Consolidated Financial Statements. Prior to this transaction, the Permian JV’s 57% interest in OMOG was accounted for as an equity method investment.

The transaction was accounted for as a business combination using the acquisition method of accounting. In accordance with applicable accounting guidance, the fair value of the assets acquired and liabilities assumed following the transaction was utilized as the consideration transferred for the purchase price allocation.

As a result of us obtaining control over OMOG, the Permian JV’s previously-held 57% interest in OMOG was remeasured to its fair value of $239 million based upon a valuation of the acquired business, as of the date of acquisition. We considered multiple factors in determining the fair value of the previously-held equity method investment, including, (i) the price negotiated with Rattler for its 43% interest in OMOG and (ii) a discounted cash flow approach. The discounted cash flow approach utilized a discount rate of approximately 11%, based on the estimate of the risk that a theoretical market participant would assign to the business. The remeasurement of the Permian JV’s investment in OMOG to fair value resulted in a gain of $29 million. This gain has been recognized in the line item “Gains/(losses) on investments in unconsolidated entities, net” on our Consolidated Statement of Operations.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The determination of the fair value of the assets and liabilities assumed was estimated in accordance with applicable accounting guidance. The analysis was performed based on estimates that are reflective of market participant assumptions. While the purchase price for the transaction was $294 million, all of the OMOG assets and liabilities were remeasured to fair value and therefore, the fair value of the assets and liabilities that are now consolidated on the balance sheet as a result of this transaction is $532 million. The following table reflects our determination of the fair value of the assets acquired and liabilities assumed in connection with the transaction (in millions):

Identifiable Assets Acquired and Liabilities Assumed:	Estimated Useful Lives (in years)	Recognized Amount
Property and equipment	3-30	$484
Intangible assets	10	34
Working capital and other assets and liabilities	N/A	14
		$532

The fair value of the tangible assets is a Level 3 measurement in the fair value hierarchy and was determined using the cost approach based on costs incurred on similar recent construction projects. The fair value of the intangible assets is also a Level 3 measurement in the fair value hierarchy and was determined by applying a discounted cash flow approach. Such approach utilized discount rates varying from approximately 21% to 23%, based on our estimate of the risk that a theoretical market participant would assign to the respective intangible assets. The projection of future crude oil volumes transported and the estimated tariff rates for transportation were also key assumptions in the valuation of the intangible assets. Projected future volumes and estimated tariff rates were based on current contracts in place with assumptions for forecasted rate increases and contract renewals.

The fair value of intangible assets is comprised of customer relationships that will be amortized over their useful lives, which have a remaining weighted average life of approximately 10 years. The value assigned to such intangible assets will be amortized to earnings under the declining balance method of amortization. Amortization expense was approximately $4 million during the year ended December 31, 2023, and the future amortization expense through 2028 is estimated as follows (in millions):

2024	$8
2025	$10
2026	$4
2027	$3
2028	$2

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As a result of us obtaining control over Cactus II, our previously held 65% interest in Cactus II was remeasured to its fair value of $1.140 billion based upon a valuation of the acquired business, as of the date of acquisition. We considered multiple factors in determining the fair value of the previously held equity method investment, including, (i) the price negotiated with WES for its 15% interest in Cactus II and (ii) a discounted cash flow approach. The discounted cash flow approach utilized a discount rate of approximately 14%, based on the estimate of the risk that a theoretical market participant would assign to the business. Prior to the acquisition, we had a preexisting relationship with Cactus II, through one of our consolidated joint ventures, for certain capacity lease agreements. The portion of the fair value of Cactus II associated with these agreements is eliminated in consolidation. Accounting for such impact, the remeasurement of our investment in Cactus II to fair value resulted in a gain of $370 million. This gain has been recognized in the line item “Gains/(losses) on investments in unconsolidated entities, net” on our Consolidated Statement of Operations

In accordance with applicable accounting guidance, the fair value of Cactus II following the acquisition is utilized as the consideration transferred for the purchase price allocation. The consideration transferred of $1.556 billion excludes the value associated with the capacity lease agreements described above as such value is eliminated for our Consolidated Financial Statements.

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

The fair value of intangible assets is comprised of customer relationships that will be amortized over their useful lives, which have a remaining weighted average life of approximately 20 years. The value assigned to such intangible assets will be amortized to earnings under the declining balance method of amortization. Amortization expense was approximately $61 million and $13 million during the years ended December 31, 2023 and 2022, respectively, and the future amortization expense through 2027 is estimated as follows (in millions):

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Other Acquisitions

In November 2023, we acquired a crude oil gathering system in the Northern Delaware Basin from a subsidiary of LM Energy Partners for approximately $135 million (approximately $88 million net to our 65% interest in the Permian JV), subject to certain adjustments. This transaction was accounted for as an asset acquisition since substantially all of the value of the assets acquired was concentrated in a single asset.

During the year ended December 31, 2022, we also completed the following acquisitions:

•the acquisition in July 2022 of the remaining 50% interest in Advantage Pipeline Holdings LLC (“Advantage”) for $74 million (approximately $48 million net to our 65% interest in the Permian JV), including cash paid for working capital. As a result of this transaction, we now own 100% of Advantage and its subsidiaries and such entities are reflected as consolidated subsidiaries in our Consolidated Financial Statements.

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

The fair value of the $3.230 billion consideration is a Level 3 measurement in the fair value hierarchy and was determined by valuing both the enterprise value of Oryx Midstream’s Permian Basin business and the enterprise value of our Permian Basin assets that were contributed to the joint venture. The enterprise value of Oryx Midstream’s Permian Basin business was calculated by weighting the results of (i) a discounted cash flow approach and (ii) a guideline public company method (“GPCM”). The value of our Permian Basin assets that were contributed to the joint venture was based on a GPCM. The discounted cash flow approach utilized a discount rate of 12%, based on our estimate of the risk that a theoretical market participant would assign to the business. The projection of future crude volumes gathered and transported was also a key assumption in the discounted cash flow approach and was based on projected rig activity on the associated acreage. The GPCM applies market multiples to estimated earnings to derive the fair value. The GPCM values for Oryx Midstream’s Permian Basin business and for our Permian Basin assets that were contributed to the joint venture assumed market multiples ranging from 9.5 to 11.0, which were derived from assumptions of market multiples for similar businesses.

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
		$3,230

The fair value of the tangible assets is a Level 3 measurement in the fair value hierarchy and was determined using a cost approach based on costs incurred on similar recent construction projects. The fair value of the intangible assets is also a Level 3 measurement in the fair value hierarchy and was determined by applying a discounted cash flow approach. Such approach utilized a discount rate of 16%, based on our estimate of the risk that a theoretical market participant would assign to the respective intangible assets. The projection of future crude oil volumes gathered and transported was also a key assumption in the valuation of the intangible assets and was based on projected rig activity on the associated acreage.

The fair value of intangible assets is comprised of customer relationships that will be amortized over their useful lives, which have a remaining weighted average life of approximately 20 years. The value assigned to such intangible assets will be amortized to earnings under the declining balance method of amortization. Amortization expense was approximately $138 million, $142 million and $28 million during the years ended December 31, 2023, 2022 and 2021, respectively, and the future amortization expense through 2026 is estimated as follows (in millions):

2024	$127
2025	$117
2026	$106

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

Pro Forma and Other Financial Results

Financial results of the Permian JV have been included in the results of operations within the Crude Oil segment since the date of the formation. Disclosure of the revenues and earnings from the Oryx Midstream predecessor business for the period subsequent to the joint venture formation is not practicable as it is not being operated as a standalone subsidiary. The following selected unaudited pro forma results of operations were derived from the historical financial statements of PAGP and Oryx Midstream, and gives effect to the joint venture formation as if it had occurred on January 1, 2021. The pro forma results of operations do not include any cost savings or other synergies that may result from the Permian JV or any estimated costs that have been or will be incurred by us to integrate Oryx Midstream’s assets. These results are not necessarily indicative of the results that might have actually occurred had the merger taken place on January 1, 2021; furthermore, this financial information is not intended to be a projection of future results (in millions, except per unit amounts):

Year Ended
December 31, 2021
Total revenues	$42,359
Net income attributable to PAGP	$37
Basic net income per Class A Share	$0.19
Diluted net income per Class A Share	$0.19

Divestitures

In February 2023, we sold our 21% non-operated/undivided joint interest in the Keyera Fort Saskatchewan facility to Keyera Corporation for approximately $270 million. As of December 31, 2022, we classified the assets related to this transaction (primarily “Property and equipment” in our NGL segment), valued at the lower of the carrying amount or fair value less costs to sell, of approximately $130 million as assets held for sale on our Consolidated Balance Sheet (in “Other current assets”). Upon the sale of this facility, we recognized a gain of approximately $140 million which is included in “(Gains)/losses on asset sales and asset impairments, net” on our Consolidated Statement of Operations.

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

Our investments in unconsolidated entities consisted of the following (in millions, except percentage data):

		Ownership Interest at December 31, 2023	Investment Balance December 31,

Entity (1)	Type of Operation		2023	2022
BridgeTex Pipeline Company, LLC (“BridgeTex”)	Crude Oil Pipeline	20%	$363	$403
Capline Pipeline Company LLC (“Capline”)	Crude Oil Pipeline	54%	535	539
Diamond Pipeline LLC	Crude Oil Pipeline	50%	450	460
Eagle Ford Pipeline LLC	Crude Oil Pipeline	50%	370	371
Eagle Ford Terminals Corpus Christi LLC	Crude Oil Terminal and Dock	50%	116	118
OMOG JV LLC (“OMOG”) (2)	Crude Oil Pipeline	—%	—	211
Saddlehorn Pipeline Company, LLC	Crude Oil Pipeline	30%	192	197
White Cliffs Pipeline, LLC	Crude Oil Pipeline	36%	138	150
Wink to Webster Pipeline LLC (“W2W Pipeline”) (3)	Crude Oil Pipeline	16%	380	357
Other investments			276	278
Total Investments in Unconsolidated Entities			$2,820	$3,084

(1)The financial results from these entities are reported in our Crude Oil segment.
(2)In the third quarter of 2023, we acquired the remaining 43% interest in OMOG. We now reflect OMOG and its subsidiaries as consolidated subsidiaries in our Consolidated Financial Statements. See Note 7 for additional information.
(3)Although we own less than 20% of W2W Pipeline, we use the equity method to account for the investment because we believe we have significant influence over the financial and operating decisions of the company.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Acquisitions

During the fourth quarter of 2022, through a non-monetary transaction, we acquired an additional interest in OMOG in exchange for the contribution of portions of two pipeline systems. After the transaction, our ownership interest in OMOG increased to 57% from 40%. Subsequent to this transaction, we continued to account for OMOG as an equity method investment because the joint venture partner still retained substantive participating rights. The transaction resulted in a loss of approximately $25 million, which represents the difference between the fair value and historical book value of the assets contributed. This loss is reflected in “Gains/(losses) on investments in unconsolidated entities, net” on our Consolidated Statement of Operations. In the third quarter of 2023, we acquired the remaining 43% interest in OMOG. We now reflect OMOG and its subsidiaries as consolidated subsidiaries in our Consolidated Financial Statements. See Note 7 for additional information.

In July 2022, we acquired the remaining 50% interest in Advantage. Prior to the acquisition, our 50% interest in Advantage was accounted for as an equity method investment. See Note 7 for additional information.

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

Contributions

We generally fund our portion of development, construction or capital investment projects of our equity method investees through capital contributions. During the years ended December 31, 2023, 2022 and 2021, we made cash contributions of $29 million, $13 million and $82 million, respectively, to certain of our equity method investees. We capitalize interest costs associated with contributions to unconsolidated entities for projects under development and construction. Our contributions to these entities (including capitalized interest costs) increase the carrying value of our investments and are reflected in our Consolidated Statements of Cash Flows as cash used in investing activities.

Basis Differences

Our investments in unconsolidated entities exceeded our share of the underlying equity in the net assets of such entities by $229 million and $204 million at December 31, 2023 and 2022, respectively. Such basis differences are included in the carrying values of our investments on our Consolidated Balance Sheets. The portion of the basis differences attributable to depreciable or amortizable assets is amortized on a straight-line basis over the estimated useful life of the related assets, which reduces “Equity earnings in unconsolidated entities” on our Consolidated Statements of Operations. The portion of the basis differences attributable to goodwill is not amortized. The majority of the basis difference at both December 31, 2023 and 2022 was attributable to goodwill related to our ownership interest in BridgeTex and Capline with the remaining basis difference primarily related to capitalized interest incurred during construction of the assets of our unconsolidated entities.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Summarized Financial Information of Unconsolidated Entities

Combined summarized financial information for all of our unconsolidated entities is shown in the tables below (in millions). None of our unconsolidated entities have noncontrolling interests.

	December 31,
	2023	2022
Current assets	$528	$471
Noncurrent assets	$7,194	$7,579
Current liabilities	$476	$252
Noncurrent liabilities	$5	$8

	Year Ended December 31,
	2023	2022	2021
Revenues	$1,667	$1,726	$1,320
Operating income	$921	$1,004	$505
Net income	$947	$1,011	$506

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 9—Intangible Assets, Net

Intangible assets, net of accumulated amortization, consisted of the following (in millions):

		December 31, 2023			December 31, 2022
	Estimated Useful Lives (Years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer contracts and relationships	1 – 29	$2,789	$(932)	$1,857	$2,817	$(695)	$2,122
Other agreements	15 – 70	30	(12)	18	35	(12)	23
Intangible assets (1)		$2,819	$(944)	$1,875	$2,852	$(707)	$2,145

(1)We include rights-of-way, which are intangible assets, within property and equipment. See Note 6 for a discussion of property and equipment.

Intangible assets that have finite lives are tested for impairment when events or circumstances indicate that the carrying value may not be recoverable. We did not recognize any impairments of finite-lived intangible assets during the three years ended December 31, 2023.

The majority of our finite-lived intangible assets are amortized under the declining balance method. Amortization expense for finite-lived intangible assets for the years ended December 31, 2023, 2022 and 2021 was $308 million, $254 million and $122 million, respectively. We estimate that our amortization expense related to finite-lived intangible assets for the next five years will be as follows (in millions):

2024	$272
2025	$249
2026	$210
2027	$187
2028	$165

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 10—Debt

Debt consisted of the following (in millions):

	December 31, 2023	December 31, 2022
SHORT-TERM DEBT
PAA commercial paper notes, bearing a weighted-average interest rate of 5.8% (1)	$433	$—
PAA senior notes:
2.85% senior notes due January 2023	—	400
3.85% senior notes due October 2023	—	700
Other	13	59
Total short-term debt	446	1,159

LONG-TERM DEBT
PAA senior notes:
3.60% senior notes due November 2024 (2)	750	750
4.65% senior notes due October 2025	1,000	1,000
4.50% senior notes due December 2026	750	750
3.55% senior notes due December 2029	1,000	1,000
3.80% senior notes due September 2030	750	750
6.70% senior notes due May 2036	250	250
6.65% senior notes due January 2037	600	600
5.15% senior notes due June 2042	499	499
4.30% senior notes due January 2043	348	348
4.70% senior notes due June 2044	687	687
4.90% senior notes due February 2045	649	649
Unamortized discounts and debt issuance costs	(41)	(46)
PAA senior notes, net of unamortized discounts and debt issuance costs	7,242	7,237
Other long-term debt:
Other	63	50
Total long-term debt	7,305	7,287
Total debt (3)	$7,751	$8,446

(1)PAA classified these commercial paper notes as short-term as of December 31, 2023, as these notes were primarily designated as working capital borrowings, were required to be repaid within one year and were primarily for hedged NGL and crude oil inventory and NYMEX and ICE margin deposits.
(2)As of December 31, 2023, PAA classified its 3.60%, $750 million senior notes due November 2024 as long-term based on its ability and intent to refinance these notes on a long-term basis.
(3)PAA’s fixed-rate senior notes had a face value of approximately $7.3 billion and $8.4 billion at December 31, 2023 and 2022, respectively. We estimated the aggregate fair value of these notes to be approximately $6.9 billion and $7.6 billion at December 31, 2023 and 2022, respectively. PAA’s fixed-rate senior notes are traded among institutions, and these trades are routinely published by a reporting service. Our determination of fair value is based on reported trading activity near the end of the reporting period. We estimate that the carrying value of outstanding borrowings under PAA’s commercial paper program approximates fair value as interest rates reflect current market rates. The fair value estimates for the PAA senior notes and commercial paper program are based upon observable market data and are classified in Level 2 of the fair value hierarchy.

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

Credit Agreements

PAA senior secured hedged inventory facility. PAA has a credit agreement that provides for a senior secured hedged inventory facility with a committed borrowing capacity of $1.35 billion. Subject to obtaining additional or increased lender commitments and other terms and conditions, the committed capacity of the facility may be increased to $1.9 billion. The credit agreement provides for the issuance of letters of credit of up to $400 million. Proceeds from the facility are primarily used to finance purchased or stored hedged inventory, including NYMEX and ICE margin deposits. Such obligations under the committed facility are secured by the financed inventory and the associated accounts receivable and are repaid from the proceeds of the sale of the financed inventory. Borrowings accrue interest based, at our election, on certain floating rate indices as defined in the credit agreement, in each case plus a margin based on our credit rating at the applicable time. The amended credit agreement also provides for one or more one-year extensions, subject to applicable approval and other terms and conditions. In August 2023, PAA extended the maturity date of the facility to August 2026 for each existing lender.

PAA senior unsecured revolving credit facility. PAA has a credit agreement that provides for a senior unsecured revolving credit facility with a committed borrowing capacity of $1.35 billion, of which $400 million is available for the issuance of letters of credit. Subject to obtaining additional or increased lender commitments and other terms and conditions, the committed capacity may be increased to $2.1 billion. Borrowings accrue interest based, at our election, on certain floating rate indices as defined in the credit agreement, in each case plus a margin based on our credit rating at the applicable time. The credit agreement provides for one or more one-year extensions, subject to applicable approval and other terms and conditions. In August 2023, PAA extended the maturity date of the facility to August 2028 for each extending lender. The maturity date with respect to the non-extending lender (which represents a commitment of approximately $64 million out of total commitments of $1.35 billion from all lenders) remains August 2027.

PAA GO Zone term loans.  In August 2021, in connection with the sale of the Southern Pines natural gas storage facility, PAA repaid $200 million of term loans (the “Go Zone term loans”) that were initially assumed in connection with our acquisition of that facility. See Note 7 for additional information.

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

PAA Senior Notes Repayments. During the three years ended December 31, 2023, PAA repaid the following senior unsecured notes in full (in millions):

Year	Description	Repayment Date
2023	$700 million 3.85% Senior Notes due October 2023	October 2023	(1)

2023	$400 million 2.85% Senior Notes due January 2023	January 2023	(1)

2022	$750 million 3.65% Senior Notes due June 2022	March 2022	(1)

(1)PAA repaid these senior notes with cash on hand and borrowings under our commercial paper program.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Maturities

The weighted average maturity of PAA’s senior notes outstanding at December 31, 2023 was approximately 10 years. The following table presents the aggregate contractually scheduled maturities of such senior notes for the next five years and thereafter. The amounts presented exclude unamortized discounts and debt issuance costs.

Calendar Year	Payment (in millions)
2024	$750
2025	$1,000
2026	$750
2027	$—
2028	$—
Thereafter	$4,783

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

A default under PAA’s credit agreements or indentures would permit the lenders to accelerate the maturity of the outstanding debt. As long as PAA is in compliance with the provisions contained in its credit agreements, PAA’s ability to make distributions of available cash is not restricted. As of December 31, 2023, PAA was in compliance with the covenants contained in its credit agreements and indentures.

Borrowings and Repayments

Total borrowings under PAA’s credit facilities and commercial paper program for the years ended December 31, 2023, 2022 and 2021 were approximately $18.1 billion, $25.0 billion and $32.5 billion, respectively. Total repayments under PAA’s credit facilities and commercial paper program were approximately $17.7 billion, $25.0 billion and $33.2 billion for the years ended December 31, 2023, 2022 and 2021, respectively. The variance in total gross borrowings and repayments is impacted by various business and financial factors including, but not limited to, the timing, average term and method of general partnership borrowing activities.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Letters of Credit

In connection with our merchant activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil and NGL. Our liabilities with respect to these purchase obligations are recorded in accounts payable on our balance sheet in the month the crude oil or NGL is purchased. Generally, these letters of credit are issued for periods of up to seventy days and are terminated upon completion of each transaction. Additionally, we issue letters of credit to support insurance programs, derivative transactions, including hedging-related margin obligations, and construction activities. At December 31, 2023 and 2022, we had outstanding letters of credit of $205 million and $102 million, respectively.

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

Our Class C shares are non-economic and provide PAA, as the sole holder of such Class C shares, the right to vote, pro rata with the holders of our Class A and Class B shares, in the election of eligible PAGP GP directors. Pursuant to the Omnibus Agreement entered into on November 15, 2016, the number of Class C shares that PAA owns will at all times equal the number of outstanding PAA common units, excluding common units held by AAP, and Series A preferred units. Thus, the Class C shares function as a “pass-through” voting mechanism through which PAA votes at the direction of and as proxy for the PAA common unitholders (other than AAP) and Series A preferred unitholders in such director elections.

Exchange and Redemption Rights

Holders of AAP units and their permitted transferees each have the right to exchange all or a portion of their AAP units for Class A shares at an exchange ratio of one Class A share for each AAP unit exchanged (referred to herein as the “Exchange Right”). This Exchange Right may be exercised only if, simultaneously therewith, an equal number of our Class B shares and general partner units (if any) are transferred by the exercising party to us. See Note 14 for information regarding the recognition of deferred tax assets associated the transfer of ownership resulting from Exchange Right exercises.

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Shares Outstanding

The following table presents the activity for our Class A shares, Class B shares and Class C shares:

	Class A Shares	Class B Shares	Class C Shares
Outstanding at December 31, 2020	194,051,436	50,640,192	547,717,762
Conversion of AAP Management Units	—	414,608	—
Exchange Right exercises	122,795	(122,795)	—
Redemption Right exercises	—	(4,286,491)	4,286,491
Repurchase and cancellation of common units by a subsidiary under the Common Equity Repurchase Program	—	—	(18,061,583)
Other	18,546	—	654,161
Outstanding at December 31, 2021	194,192,777	46,645,514	534,596,831
Conversion of AAP Management Units	—	258,047	—
Exchange Right exercises	179,150	(179,150)	—
Redemption Right exercises	—	(518,464)	518,464
Repurchase and cancellation of common units by a subsidiary under the Common Equity Repurchase Program	—	—	(7,251,361)
Other	35,715	—	578,604
Outstanding at December 31, 2022	194,407,642	46,205,947	528,442,538
Conversion of AAP Management Units	—	388,839	—
Exchange Right exercises	1,869,768	(1,869,768)	—
Redemption Right exercises	—	(8,487,850)	8,487,850
Other	139,350	—	2,514,901
Outstanding at December 31, 2023	196,416,760	36,237,168	539,445,289

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

The following table details distributions paid to our Class A shareholders during the years presented (in millions, except per share data):

Year	Distributions to Class A Shareholders	Distributions per Class A Share
2023	$209	$1.0700
2022	$162	$0.8325
2021	$140	$0.7200

On January 8, 2024, we declared a cash distribution of $0.3175 per outstanding Class A share. This distribution of $63 million was paid on February 14, 2024 to shareholders of record at the close of business on January 31, 2024, for the period October 1, 2023 through December 31, 2023.

Other Comprehensive Income/(Loss)

Other comprehensive income/(loss) attributable to our Class A shareholders is comprised solely of their proportionate share of PAA’s other comprehensive income/(loss) based on our indirect ownership interest in PAA during the period.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Subsidiaries

Noncontrolling Interests in Subsidiaries

As of December 31, 2023, noncontrolling interests in our subsidiaries consisted of (i) limited partner interests in PAA including a 70% interest in PAA’s common units and PAA’s Series A preferred units combined and 100% of PAA’s Series B preferred units, (ii) an approximate 16% limited partner interest in AAP, (iii) a 35% interest in the Permian JV, (iv) a 30% interest in Cactus II and (v) a 33% interest in Red River Pipeline Company LLC (“Red River”). The transactions resulting in the recognition of noncontrolling interests in the Permian JV and Cactus II are described below.

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

There were no repurchases under the Program during the year ended December 31, 2023. During the years ended December 31, 2022 and 2021, PAA repurchased common units under the Program through open market purchases for a total purchase price of $74 million and $178 million, respectively, including commissions and fees. The repurchased common units were canceled immediately upon acquisition, as were the Class C shares held by PAA associated with the repurchased common units. At December 31, 2023, the remaining available capacity under the Program was $198 million.

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Subsidiary Distributions

PAA Series A Preferred Unit Distributions. After the fifth anniversary of the January 28, 2016 issuance date of PAA’s Series A preferred units, the holders of PAA’s Series A preferred units, acting by majority vote, had the option to make a one-time election to reset the Series A preferred unit distribution rate to equal the then applicable rate of ten-year U.S. Treasury Securities plus 5.85% (the “Preferred Distribution Rate Reset Option”). The Preferred Distribution Rate Reset Option was accounted for as an embedded derivative. See Note 12 for additional information. In January 2023, the Series A preferred unitholders elected the Preferred Distribution Rate Reset Option which resulted in an increase in the quarterly distribution rate to approximately $0.615 per unit. This new distribution rate was effective on January 31, 2023. The quarterly distribution paid in May 2023 reflected a pro-rated amount of approximately $0.585 per unit.

The following table details distributions paid to PAA’s Series A preferred unitholders during the years presented (in millions, except unit data):

	Series A Preferred Unitholders
Year	Cash Distribution	Distribution per Unit
2023	$166	$2.34
2022	$149	$2.10
2021	$149	$2.10

On February 14, 2024, PAA paid a cash distribution of $44 million to its Series A preferred unitholders. At December 31, 2023, such amount was accrued as distributions payable in “Other current liabilities” on our Consolidated Balance Sheet.

PAA Series B Preferred Unit Distributions. The initial distribution rate for the Series B preferred units from and including October 10, 2017 to, but not including, November 15, 2022 was 6.125% per year of the liquidation preference per unit (equal to $61.25 per unit per year). From November 15, 2022 through August 14, 2023, distributions on the Series B preferred units accumulated for each distribution period at a percentage of the liquidation preference equal to the applicable three-month LIBOR plus a spread of 4.11% per annum. Beginning August 15, 2023, distributions on the Series B preferred units accumulate based on the applicable three-month SOFR, plus a credit spread adjustment of 0.26121%, plus 4.11% per annum.

The following table details distributions paid to PAA’s Series B preferred unitholders during the years presented (in millions, except unit data):

	Series B Preferred Unitholders
Year	Cash Distribution	Distribution per Unit
2023	$75	$93.43
2022	$49	$61.25
2021	$49	$61.25

On February 15, 2024, PAA paid a cash distribution of $20 million ($24.92 per unit) to its Series B preferred unitholders. At December 31, 2023, approximately $10 million of accrued distributions payable to PAA’s Series B preferred unitholders was included in “Other current liabilities” on our Consolidated Balance Sheet.

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table details distributions paid by PAA to its common unitholders during the years presented (in millions, except per unit data):

	Distributions Paid			Distributions per common unit
Year	Public	AAP	Total
2023	$492	$256	$748	$1.0700
2022	$383	$201	$584	$0.8325
2021	$341	$176	$517	$0.7200

On January 8, 2024, PAA declared a cash distribution of $0.3175 per unit on its outstanding common units. The total distribution of $223 million was paid on February 14, 2024 to unitholders of record at the close of business on January 31, 2024, for the period from October 1, 2023 through December 31, 2023. Of this amount, approximately $74 million was paid to AAP.

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

	Distributions to AAP’s Partners
Year	Noncontrolling Interests	PAGP	Total Cash Distributions

2023	$47	$209	$256
2022	$39	$162	$201
2021	$36	$140	$176

On February 14, 2024, AAP distributed $74 million to its partners from distributions received from PAA. Of this amount, $11 million was distributed to noncontrolling interests and $63 million was distributed to us.

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

	2023	2022	2021
Permian JV (1)	$249	$273	$—
Cactus II	63	4	—
Red River	21	21	14
	$333	$298	$14

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

At December 31, 2023 and 2022, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings. Although we may be required to post margin on our exchange-traded derivatives transacted through a clearing brokerage account, as described below, we do not require our non-cleared derivative counterparties to post collateral with us.

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

In the normal course of our operations, we purchase and sell commodities. We use derivatives to manage the associated risks and to optimize profits. As of December 31, 2023, net derivative positions related to these activities included:
•A net long position of 6.3 million barrels associated with our crude oil purchases, which was unwound ratably during January 2024 to match monthly average pricing.
•A net short time spread position of 5.6 million barrels, which hedges a portion of our anticipated crude oil lease gathering purchases through January 2025.
•A net crude oil basis spread position of 2.3 million barrels at multiple locations through December 2024. These derivatives allow us to lock in grade and location basis differentials.
•A net short position of 18.2 million barrels through March 2025 related to anticipated net sales of crude oil and NGL inventory.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
We purchase natural gas for processing and operational needs. Additionally, we purchase NGL mix for fractionation and sell the resulting individual specification products (including ethane, propane, butane and condensate). In conjunction with these activities, we hedge the price risk associated with the purchase of the natural gas and the subsequent sale of the individual specification products. The following table summarizes our open derivative positions utilized to hedge the price risk associated with anticipated purchases and sales related to our natural gas processing and NGL fractionation activities as of December 31, 2023.

	Notional Volume (Short)/Long	Remaining Tenor
Natural gas purchases	78.2 Bcf	December 2025
Propane sales	(14.1) MMbls	December 2025
Butane sales	(2.5) MMbls	December 2024
Condensate sales	(3.1) MMbls	December 2024
Fuel gas requirements (1)	7.1 Bcf	December 2024
Power supply requirements (1)	2.4 TWh	December 2030

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

Our commodity derivatives are not designated in a hedging relationship for accounting purposes; as such, changes in the fair value are reported in earnings. The following table summarizes the impact of our commodity derivatives recognized in earnings (in millions):

	Year Ended December 31,
	2023	2022	2021
Product sales revenues	$13	$179	$(710)
Field operating costs	(45)	59	71
Net gain/(loss) from commodity derivative activity	$(32)	$238	$(639)

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

	December 31,
	2023	2022
Initial margin	$77	$93
Variation margin returned	(65)	(236)
Letters of credit	(25)	(25)
Net broker payable	$(13)	$(168)

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

	December 31, 2023				December 31, 2022
			Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet			Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Commodity Derivatives				Commodity Derivatives
	Assets	Liabilities			Assets	Liabilities
Derivative Assets
Other current assets	$153	$(79)	$(13)	$61	$300	$(71)	$(168)	$61
Other long-term assets, net	3	—	—	3	9	(5)	—	4
Derivative Liabilities
Other current liabilities	1	(64)	—	(63)	2	(13)	—	(11)
Other long-term liabilities and deferred credits	1	(15)	—	(14)	—	—	—	—
Total	$158	$(158)	$(13)	$(13)	$311	$(89)	$(168)	$54

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

The following table summarizes the terms of our outstanding interest rate derivatives as of December 31, 2023 (notional amounts in millions):

Hedged Transaction	Number and Types of Derivatives Employed	Notional Amount	Expected Termination Date	Average Rate Locked	Accounting Treatment
Anticipated interest payments	8 forward starting swaps (30-year)	$200	6/15/2026	3.09%	Cash flow hedge
Anticipated interest payments	4 forward starting swaps (30-year)	$100	6/14/2024	0.74%	Cash flow hedge

During the year ended December 31, 2023, we terminated $200 million of notional interest hedging instruments previously expected to terminate in June 2023 for proceeds of $80 million, of which $73 million was recorded in AOCI. As of December 31, 2023, there was a net loss of $81 million deferred in AOCI. The deferred net loss recorded in AOCI is expected to be reclassified to future earnings contemporaneously with interest expense accruals associated with underlying debt instruments. The early termination did not result in an impact to the relationship between the hedging instrument and hedged item. We estimate that substantially all of the remaining deferred loss will be reclassified to earnings through 2056 as the underlying hedged transactions impact earnings. A portion of these amounts is based on market prices as of December 31, 2023; thus, actual amounts to be reclassified will differ and could vary materially as a result of changes in market conditions.

The following table summarizes the net unrealized gain/(loss) recognized in AOCI for derivatives (in millions):

	Year Ended December 31,
	2023	2022	2021
Interest rate derivatives, net	$15	$94	$19

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2023, the net fair value of our interest rate hedges, which were included in “Other current assets” and “Other long-term assets, net” on our Consolidated Balance Sheet, totaled $51 million and $4 million, respectively. At December 31, 2022, the net fair value of these hedges totaled $75 million and $45 million, which were included in “Other current assets” and “Other long-term assets, net”, respectively.

Preferred Distribution Rate Reset Option

In January 2023, PAA received notice that the Series A preferred unitholders elected the Preferred Distribution Rate Reset Option. Prior to this election, the Preferred Distribution Rate Reset Option was accounted for as an embedded derivative. A derivative feature embedded in a contract that does not meet the definition of a derivative in its entirety must be bifurcated and accounted for separately if the economic characteristics and risks of the embedded derivative are not clearly and closely related to those of the host contract. The Preferred Distribution Rate Reset Option embedded derivative was required to be bifurcated from the related host contract, the PAA partnership agreement, and recorded at fair value on our Consolidated Balance Sheet. The fair value of the Preferred Distribution Rate Reset Option, which was included in “Other long-term liabilities and deferred credits” on our Consolidated Balance Sheet, totaled $189 million at December 31, 2022. The Preferred Distribution Rate Reset Option was settled when we received notice that the Series A preferred unitholders elected the Preferred Distribution Rate Reset Option. The fair value of the Preferred Distribution Rate Reset Option on the settlement date was $131 million. The Preferred Distribution Rate Reset Option embedded derivative was not designated in a hedging relationship for accounting purposes and corresponding changes in fair value were recognized in “Other income/(expense), net” in our Consolidated Statements of Operations. For the years ended December 31, 2023, 2022 and 2021, we recognized a gain of $58 million, a net loss of $189 million, and a net gain of $14 million, respectively. See Note 11 for additional information regarding the Preferred Distribution Rate Reset Option.

Recurring Fair Value Measurements

Derivative Financial Assets and Liabilities

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis (in millions):

	Fair Value as of December 31, 2023				Fair Value as of December 31, 2022
Recurring Fair Value Measures (1)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity derivatives	$9	$(9)	$—	$—	$(7)	$229	$—	$222
Interest rate derivatives	—	55	—	55	—	120	—	120
Preferred Distribution Rate Reset Option	—	—	—	—	—	—	(189)	(189)
Total net derivative asset/(liability)	$9	$46	$—	$55	$(7)	$349	$(189)	$153

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

Level 3

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Level 3 of the fair value hierarchy includes the Preferred Distribution Rate Reset Option contained in our partnership agreement which was classified as an embedded derivative. As discussed above, the Preferred Distribution Rate Reset Option was settled on January 31, 2023. The fair value of the Preferred Distribution Rate Reset Option was based on a Monte Carlo valuation model that estimated the fair value of the Series A preferred units with and without the Preferred Distribution Rate Reset Option. This model relied on assumptions for forecasts for the ten-year U.S. Treasury rate, PAA’s common unit price, and default probabilities which impacted timing estimates as to when the option would be exercised.

Rollforward of Level 3 Net Asset/(Liability)

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our derivatives classified as Level 3 (in millions):

	Year Ended December 31,
	2023	2022
Beginning Balance	$(189)	$(2)
Net gains/(losses) for the period included in earnings	58	(189)
Settlements	131	2
Ending Balance	$—	$(189)

Change in unrealized gains/(losses) included in earnings relating to Level 3 derivatives still held at the end of the period	$—	$(189)

Note 13—Leases

Lessee

We evaluate all agreements entered into or modified that convey to us the use of property or equipment for a term to determine whether the agreement is or contains a lease. Significant judgment is required when determining whether we obtain the right to direct the use of identified property or equipment. We lease certain property and equipment under noncancelable and cancelable operating and finance leases. Our operating leases primarily relate to railcars, office space, land, vehicles, and storage tanks, and our finance leases primarily relate to tractor trailers, land, storage tanks and vehicles. One of our finance leases is for storage tanks owned by an equity method investee, in which we own a 50% interest. For leases with an initial term of greater than 12 months, we recognize a right-of-use asset and lease liability on the balance sheet. Leases with an initial term of 12 months or less are not recorded on the balance sheet. We have elected the non-lease component separation practical expedient for certain classes of assets where we are the lessee. Our lease agreements have remaining lease terms ranging from one year to approximately 57 years. When applicable, this range includes additional terms associated with leases for which we are reasonably certain to exercise the option to renew and such renewal options are recognized as part of our right-of-use assets and lease liabilities. We have renewal options for leases with terms ranging from one year to 25 years that are not recognized as part of our right-of-use assets or lease liabilities as we have determined we are not reasonably certain to exercise the option to renew.

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table presents components of lease cost, including both amounts recognized in income and amounts capitalized (in millions):

	Year Ended December 31,
Lease Cost	2023	2022	2021
Operating lease cost	$86	$91	$96
Short-term lease cost	15	18	19
Other (1)	8	15	14
Total lease cost	$109	$124	$129

(1)Includes finance lease costs, variable lease costs and sublease income.

The following table presents information related to cash flows arising from lease transactions (in millions):

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$81	$92	$91
Operating cash flows for finance leases	$6	$6	$7
Financing cash flows for finance leases	$11	$12	$11

Non-cash change in lease liabilities arising from obtaining new right-of-use assets or modifications:
Operating leases	$32	$43	$94
Finance leases	$27	$2	$1

Information related to the weighted-average remaining lease term and discount rate is presented in the table below:

	December 31,
	2023	2022
Weighted-average remaining lease term (in years):
Operating leases	13	12
Finance leases	8	9

Weighted-average discount rate:
Operating leases	4.9%	4.3%
Finance leases	11.3%	12.3%

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the amount and location of our operating and finance lease right-of-use assets and liabilities on our Consolidated Balance Sheets (in millions):

		December 31,
Leases	Balance Sheet Location	2023	2022
Assets
Operating lease right-of-use assets	Long-term operating lease right-of-use assets, net	$313	$349

Finance lease right-of-use assets (1)	Property and equipment	$144	$124
	Accumulated depreciation	(46)	(41)
	Property and equipment, net	$98	$83

Total lease right-of-use assets		$411	$432

Liabilities
Operating lease liabilities
Current	Other current liabilities	$69	$71
Noncurrent	Long-term operating lease liabilities	274	308
Total operating lease liabilities		$343	$379

Finance lease liabilities (1)
Current	Short-term debt	$13	$10
Noncurrent	Other long-term debt, net	63	50
Total finance lease liabilities		$76	$60

Total lease liabilities		$419	$439

(1)Includes right-of-use assets of $28 million and $30 million and lease liabilities of $34 million and $35 million as of December 31, 2023 and 2022, respectively, associated with leased storage tanks owned by an equity method investee, in which we own a 50% interest.

The following table presents the maturity of undiscounted cash flows for future minimum lease payments under noncancelable leases as of December 31, 2023 reconciled to our lease liabilities on our Consolidated Balance Sheet (amounts in millions):

	Operating	Finance (2)
Future minimum lease payments (1):
2024	$80	$20
2025	68	17
2026	51	13
2027	43	12
2028	34	15
Thereafter	238	48
Total	514	125
Less: Present value discount	(171)	(49)
Lease liabilities	$343	$76

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(1)Excludes future minimum payments for short-term and other immaterial leases not included on our Consolidated Balance Sheet.
(2)Includes payments of approximately $6 million for each of the years ending 2024 through 2028 and approximately $45 million thereafter associated with leased storage tanks owned by an equity method investee, in which we own a 50% interest.

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

The following table presents our lease revenue for the periods indicated (in millions):

	Year Ended December 31,
	2023	2022	2021
Operating lease revenue (1)	$32	$29	$28

(1)These amounts are included in “Services revenues” on our Consolidated Statements of Operations.

The table below presents the maturity of lease payments for operating lease agreements in effect as of December 31, 2023. This presentation includes minimum fixed lease payments and does not include an estimate of variable lease consideration. These agreements have remaining lease terms ranging from one year to 18 years. The following table presents the undiscounted cash flows expected to be received related to these agreements (in millions):

	2024	2025	2026	2027	2028	Thereafter
Future minimum lease revenue	$24	$18	$15	$16	$16	$154

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

Pursuant to FASB guidance related to accounting for uncertainty in income taxes, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax position and also the past administrative practices and precedents of the taxing authority. As of December 31, 2023 and 2022, we had not recognized any material amounts in connection with uncertainty in income taxes.

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

Tax Components

Components of income tax expense are as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Current income tax expense:
State income tax	$2	$1	$2
Canadian federal and provincial income tax	143	83	48
Total current income tax expense	$145	$84	$50

Deferred income tax expense/(benefit):
Federal income tax	$55	$46	$16
State income tax	13	11	23
Canadian federal and provincial income tax	(24)	105	23
Total deferred income tax expense	$44	$162	$62
Total income tax expense	$189	$246	$112

The difference between income tax expense based on the statutory federal income tax rate and our effective income tax expense is summarized as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Income before tax	$1,614	$1,409	$712
Net income attributable to noncontrolling interests	(1,227)	(995)	(540)
Income taxes attributable to noncontrolling interests	(121)	(189)	(73)
	$266	$225	$99
Federal statutory income tax rate	21%	21%	21%
Income tax expense at statutory rate	$56	$47	$21

Deferred tax rate adjustment	9	7	17
State income tax, net of federal benefit	3	3	1
Income taxes attributable to noncontrolling interests:
Canadian federal and provincial income tax	119	188	71
State income tax	2	1	2
Total income tax expense	$189	$246	$112

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Deferred tax assets and liabilities are aggregated by the applicable tax paying entity and jurisdiction and result from the following (in millions):

	December 31,
	2023	2022
Deferred tax assets:
Investment in partnerships	$523	$623
Net operating losses	716	686
Lease liabilities	40	45
Other	45	16
Total deferred tax assets	1,324	1,370

Deferred tax liabilities:
Property and equipment in excess of tax values	(573)	(515)
Derivative instruments	(6)	(46)
Lease assets	(38)	(42)
Other	(3)	(3)
Total deferred tax liabilities	(620)	(606)
Net deferred tax assets	$704	$764

Balance sheet classification of deferred tax assets/(liabilities):
Deferred tax asset	$1,239	$1,309
Other long-term liabilities and deferred credits	(535)	(545)
	$704	$764

As a result of the exchange of the ownership interest in AAP in connection with our IPO and all subsequent exchanges, a deferred tax asset was created. These transfers of ownership were accounted for at the historical carrying basis for GAAP accounting purposes, but were recorded at the fair market value of the Class A shares at the time of exchange for U.S. federal income tax purposes. These transfers were transactions among shareholders, with the basis differences resulting in a deferred tax asset that was recorded as a component of partners’ capital. Also, other equity transactions, including the repurchase of common units by PAA, and the associated adjustment to partners’ capital attributable to PAGP resulted in a corresponding change to the deferred tax asset balance that was recorded as a component of partners’ capital. See Note 11 for additional information regarding exchanges and the repurchase of common units by PAA. The deferred tax asset is amortized to deferred income tax expense as the associated basis step-up is realized on our tax returns.

As of December 31, 2023, our federal and state net operating loss carryforwards for income tax purposes were approximately $3,227 million and $886 million, respectively. If not utilized, the state net operating losses will begin to expire in 2024 and a portion of our federal net operating losses will begin to expire in 2033. Under the Tax Cuts and Jobs Act, U.S. federal NOLs generated after 2017 will have an indefinite carryforward period but may only reduce up to 80% of taxable income in any given year. Our U.S. federal NOLs generated prior to 2018 will not be subject to the taxable income limitation and will remain subject to a 20 year carryforward period.

Generally, tax returns for our Canadian entities are open to audit from 2017 through 2023. Our U.S. and state tax years are generally open to examination from 2020 to 2023.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2023, in reference to tax years 2012 to 2018, we had received notices of reassessment (“notices”) from the Canada Revenue Agency and the Alberta Tax and Revenue Administration (the “Canadian Tax Authorities”) related primarily to transfer pricing associated with cross-border intercompany financing transactions. These notices include assessments, including penalties and interest, associated with these transfer pricing matters totaling approximately $165 million (based on the exchange rate as of December 31, 2023). Payment of a portion of the assessment is required in order to file a notice of objection to dispute the reassessment. Accordingly, we have remitted approximately $87 million (based on the exchange rate as of December 31, 2023) related to the assessments, which is included in “Other long-term assets, net,” on our Consolidated Balance Sheets. We disagree with these notices and have contested the reassessments. We intend to vigorously defend our position, and we plan to pursue all remedies available to us to successfully resolve these matters, including administrative remedies with the Canadian Tax Authorities, and judicial remedies, if necessary. As of December 31, 2023, we believe that our tax position associated with these matters is “more likely than not” to be sustained and have not recognized any amounts for uncertainty in income taxes related to these notices.

Note 15—Major Customers and Concentration of Credit Risk

ExxonMobil Corporation and its subsidiaries accounted for 26%, 20% and 15% of our revenues for the years ended December 31, 2023, 2022 and 2021, respectively. BP p.l.c. and its subsidiaries accounted for 10% of our revenues for the years ended December 31, 2023 and 2021. Marathon Petroleum Corporation and its subsidiaries accounted for 12% of our revenues for the year ended December 31, 2021. No other customers accounted for 10% or more of our revenues during any of the three years ended December 31, 2023. The majority of revenues from these customers pertain to our Crude Oil segment merchant activities, and sales to these customers occur at multiple locations. If we were to lose one or more of these customers, there is risk that we would not be able to identify and access a replacement market at a comparable margin.

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

Note 16—Related Party Transactions

PAA’s Ownership of our Class C Shares

As of December 31, 2023 and 2022, PAA owned 539,445,289 and 528,442,538, respectively, Class C shares. See Note 11 for additional information regarding our Class C shares.

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Transactions with Other Related Parties

Our other related parties include (i) entities in which we hold investments and account for under the equity method of accounting (see Note 8 for information regarding such entities) and (ii) principal owners and their affiliated entities. We recognize as our principal owners entities that have a designated representative on the board of directors of PAGP GP and/or own greater than 10% of the limited partner interests in AAP. Such limited partner interests in AAP translate into a significantly smaller indirect ownership interest in PAA. We also consider subsidiaries or funds identified as affiliated with principal owners to be related parties. As of December 31, 2023, no entities met the criteria to be recognized as a principal owner in PAA.

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

During the three years ended December 31, 2023, we recognized sales and transportation revenues, purchased petroleum products and utilized transportation and storage services from our related parties. These transactions were conducted at posted tariff rates or prices that we believe approximate market.

The impact to our Consolidated Statements of Operations from these transactions is included below (in millions):

	Year Ended December 31,
	2023	2022	2021
Revenues from related parties	$48	$45	$33

Purchases and related costs from related parties	$404	$365	$385

Our receivable and payable amounts with these related parties as reflected on our Consolidated Balance Sheets were as follows (in millions):

	December 31,
	2023	2022
Trade accounts receivable and other receivables, net from related parties (1)	$63	$45

Trade accounts payable to related parties (1) (2)	$72	$79

(1)Includes amounts related to transportation and storage services and amounts owed to us or advanced to us related to investment capital projects of equity method investees where we serve as construction manager.
(2)We have agreements to store crude oil at facilities and transport crude oil or utilize capacity on pipelines that are owned by equity method investees. A portion of our commitment to transport is supported by crude oil buy/sell or other agreements with third parties with commensurate quantities.

Note 17—Equity-Indexed Compensation Plans

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

The following is a summary of the awards authorized under our LTIPs as of December 31, 2023 (in millions):

LTIP	LTIP Awards Authorized
Plains GP Holdings, L.P. Long-Term Incentive Plan	3.8
Plains All American 2021 Long-Term Incentive Plan	28.8
Plains All American PNG Successor Long-Term Incentive Plan	1.3
Plains All American GP LLC 2006 Long-Term Incentive Tracking Unit Plan	13.4
Total (1)	47.3

(1)Of the 47.3 million total awards authorized, 20.6 million awards are currently available for future grant. The remaining balance has already vested or is currently outstanding.

As of December 31, 2023, 12.2 million PAA LTIP awards and 0.3 million PAGP LTIP awards were outstanding. Of the awards outstanding, 9.6 million PAA LTIP awards and 0.3 million PAGP LTIP awards include associated DERs. At December 31, 2023, certain of the outstanding LTIP awards were considered probable of vesting and such awards are expected to vest at various dates between May 2024 and August 2028. As of December 31, 2023, the outstanding awards that are considered probable of vesting have a remaining unrecognized fair value of approximately $74 million.

Note 18—Commitments and Contingencies

Commitments

We have commitments (some of which are leases) related to real property, equipment and operating facilities. We also incur costs associated with leased land, rights-of-way, permits and regulatory fees. Future noncancelable commitments related to these items at December 31, 2023 are summarized below (in millions):

	2024	2025	2026	2027	2028	Thereafter	Total
Leases (1)	$100	$85	$64	$55	$49	$286	$639
Other commitments (2)	367	336	249	217	117	425	1,711
Total	$467	$421	$313	$272	$166	$711	$2,350

(1)Includes both operating and finance leases as defined by FASB guidance. Leases are primarily for (i) railcars, (ii) office space, (iii) land, (iv) vehicles, (v) storage tanks and (vi) tractor trailers. See Note 13 for additional information.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(2)Primarily includes storage, transportation and pipeline throughput agreements, as well as certain rights-of-way easements. Expense associated with our storage, transportation and pipeline throughput agreements was approximately $396 million, $336 million and $270 million for 2023, 2022 and 2021, respectively. A majority of the storage, transportation and pipeline throughput commitments are associated with agreements to store crude oil at facilities and transport crude oil on pipelines owned by equity method investees at posted tariff rates or prices that we believe approximate market. A portion of our commitment to transport is supported by crude oil buy/sell or other agreements with third parties with commensurate quantities.

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

At December 31, 2023, our estimated undiscounted reserve for environmental liabilities (excluding liabilities related to the Line 901 incident, as discussed further below) totaled $56 million, of which $10 million was classified as short-term and $46 million was classified as long-term. At December 31, 2022, our estimated undiscounted reserve for environmental liabilities (excluding liabilities related to the Line 901 incident) totaled $55 million, of which $10 million was classified as short-term and $45 million was classified as long-term. Such short-term liabilities are reflected in “Other current liabilities” and long-term liabilities are reflected in “Other long-term liabilities and deferred credits” on our Consolidated Balance Sheets. At both December 31, 2023 and 2022, we had recorded receivables (excluding receivables related to the Line 901 incident) totaling $4 million for amounts probable of recovery under insurance and from third parties under indemnification agreements, approximately $1 million of which for each period is reflected in “Other long-term assets, net” and the remainder is reflected in “Trade accounts receivable and other receivables, net” on our Consolidated Balance Sheets.

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

Plains formally submitted claims for reimbursement of the Class Action Settlement to our insurance carriers on November 7, 2022. To date, we have received payment of approximately $3.6 million from one insurer, which represents the final payment obligation of such insurer and brings the total amount collected from all insurers under such program to $275 million of the $500 million policy limits as of December 31, 2023. Insurers responsible for $185 million of the remaining $225 million of coverage formally communicated a denial of coverage for the Class Action Settlement generally alleging that some or all damages encompassed by the Class Action Settlement are not covered by their policies and that all or some portion of the $275 million for which Plains has already received insurance reimbursement does not properly exhaust the underlying policies that paid those sums. The insurer responsible for the final $40 million of coverage under such insurance program has not formally responded to our reimbursement demands. We have initiated final and binding arbitration proceedings against the insurers responsible for $175 million of coverage and intend to vigorously pursue recovery from our insurers of all amounts for which we have claimed reimbursement. We believe that our claim for reimbursement from our insurers of the Class Action Settlement payment is strong and that our ultimate recovery of such amounts is probable. Our belief is based on: (i) our analysis of the terms of the underlying insurance policies as applied to the facts and circumstances that comprise our claim for reimbursement, (ii) our experience with the cost submissions and timely collection of claims for the $275 million collected to date for this incident under the same insurance program as the denied claims, including from some of the same insurers who are now denying claims, (iii) our extensive legal review and assessment of the insurer’s claimed basis for denial of coverage, which review and assessment includes the advice of external legal counsel experienced in these type of matters and solidly supports our belief that our insurers are required to provide coverage based on the terms of the policies and the nature of our claims, and (iv) the financial strength of the insurance carriers as determined by an independent credit ratings agency. Various factors could impact the timing and amount of recovery of our insurance receivable, including future developments that adversely impact our assessment of the strength of our coverage claims, the outcome of any dispute resolution proceedings with respect to our coverage claims and the extent to which insurers may become insolvent in the future. An unfavorable resolution could have a material impact on our results of operations.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In connection with the foregoing, including the Class Action Settlement, we have made adjustments to our total estimated Line 901 costs and the portion of such costs that we believe are probable of recovery from insurance carriers, net of deductibles. Effective as of December 31, 2023, we estimate that the aggregate total costs we have incurred or will incur with respect to the Line 901 incident will be approximately $750 million, which includes actual and projected emergency response and clean-up costs, natural resource damage assessments, fines and penalties payable pursuant to the Consent Decree, certain third-party claims settlements (including the Class Action Settlement), and estimated costs associated with our remaining Line 901 lawsuits and claims as described above, as well as estimates for certain legal fees and statutory interest where applicable. We accrue such estimates of aggregate total costs to “Field operating costs” in our Consolidated Statements of Operations. This estimate considers our prior experience in environmental investigation and remediation matters and available data from, and in consultation with, our environmental and other specialists, as well as currently available facts and presently enacted laws and regulations. We have made assumptions for (i) the resolution of certain third-party claims and lawsuits, but excluding claims and lawsuits with respect to which losses are not probable and reasonably estimable, and excluding future claims and lawsuits and (ii) the nature, extent and cost of legal services that will be required in connection with all lawsuits, claims and other matters requiring legal or expert advice associated with the Line 901 incident. Our estimate does not include any lost revenue associated with the shutdown of Line 901 or 903 and does not include any liabilities or costs that are not reasonably estimable at this time or that relate to contingencies where we currently regard the likelihood of loss as being only reasonably possible or remote. We believe we have accrued adequate amounts for all probable and reasonably estimable costs; however, this estimate is subject to uncertainties associated with the assumptions that we have made. For example, with respect to potential losses that we regard as only reasonably possible or remote, we have made assumptions regarding the strength of our legal position based on our assessment of the relevant facts and applicable law and precedent; if our assumptions regarding such matters turn out to be inaccurate (i.e., we are found to be liable under circumstances where we regard the likelihood of loss as being only reasonably possible or remote), we could be responsible for significant costs and expenses that are not currently included in our estimates and accruals. In addition, for any potential losses that we regard as probable and for which we have accrued an estimate of the potential losses, our estimates regarding damages, legal fees, court costs and interest could turn out to be inaccurate and the actual losses we incur could be significantly higher than the amounts included in our estimates and accruals. Also, the amount of time it takes for us to resolve all of the current and future lawsuits and claims that relate to the Line 901 incident could turn out to be significantly longer than we have assumed, and as a result the costs we incur for legal services could be significantly higher than we have estimated. Accordingly, our assumptions and estimates may turn out to be inaccurate and our total costs could turn out to be materially higher; therefore, we can provide no assurance that we will not have to accrue significant additional costs in the future with respect to the Line 901 incident.

During the years ended December 31, 2023, 2022 and 2021, we recognized costs, net of amounts probable of recovery from insurance carriers, of $10 million, $95 million and $15 million, respectively. As of December 31, 2023 and 2022, we had a remaining undiscounted gross liability of approximately $94 million and $105 million, respectively, related to the Line 901 incident, which aggregate amounts are reflected in “Current liabilities” on our Consolidated Balance Sheet. As discussed above, we maintain insurance coverage, which is subject to certain exclusions and deductibles, in the event of such liabilities. As of December 31, 2023, our incurred costs for the Line 901 incident have exceeded our insurance coverage limit of $500 million related to our 2015 insurance program applicable to the Line 901 incident by $250 million. Through December 31, 2023, we had collected, subject to customary reservations, approximately $280 million out of the $505 million of release costs that we believe are probable of recovery from insurance carriers (including the 2015 insurance program and our directors and officers (D&O) insurance policies), net of deductibles. Therefore, as of December 31, 2023, we have recognized a long-term receivable of approximately $225 million for the portion of the release costs that we believe is probable of recovery from insurance, net of deductibles and amounts already collected. We anticipate that the process to enforce our coverage claims with respect to the Class Action Settlement will take time and, accordingly, have recognized such amount as a long-term asset in “Other assets” on our Consolidated Balance Sheet.

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

Note 19—Segment Information

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

Our CODM (our Chief Executive Officer) evaluates segment performance based on measures including Segment Adjusted EBITDA (as defined below) and maintenance capital. The measure of Segment Adjusted EBITDA forms the basis of our internal financial reporting and is the primary performance measure used by our CODM in assessing performance and allocating resources among our operating segments. We define Segment Adjusted EBITDA as revenues and equity earnings in unconsolidated entities less (a) purchases and related costs, (b) field operating costs and (c) segment general and administrative expenses, plus (d) our proportionate share of the depreciation and amortization expense (including write-downs related to cancelled projects and impairments) of unconsolidated entities, further adjusted (e) for certain selected items including (i) gains and losses on derivative instruments that are related to underlying activities in another period (or the reversal of such adjustments from a prior period), gains and losses on derivatives that are either related to investing activities (such as the purchase of linefill) or purchases of long-term inventory, and inventory valuation adjustments, as applicable, (ii) long-term inventory costing adjustments, (iii) charges for obligations that are expected to be settled with the issuance of equity instruments, (iv) amounts related to deficiencies associated with minimum volume commitments, net of the applicable amounts subsequently recognized into revenue and (v) other items that our CODM believes are integral to understanding our core segment operating performance and (f) to exclude the portion of all preceding items that is attributable to noncontrolling interests in consolidated joint venture entities (“Segment amounts attributable to noncontrolling interests in consolidated joint ventures”).

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following tables reflect certain financial data for each segment (in millions):

	Crude Oil	NGL	Intersegment Revenues Elimination	Total
Year Ended December 31, 2023
Revenues (1):
Product sales	$45,587	$1,765	$(378)	$46,974
Services	1,587	170	(19)	1,738
Total revenues	$47,174	$1,935	$(397)	$48,712
Equity earnings in unconsolidated entities	$369	$—		$369
Segment Adjusted EBITDA	$2,163	$522		$2,685
Investment and acquisition capital expenditures (2) (3)	$765	$65		$830
Maintenance capital expenditures (3)	$145	$86		$231

As of December 31, 2023
Investments in unconsolidated entities	$2,820	$—		$2,820

	Crude Oil	NGL	Intersegment Revenues Elimination	Total
Year Ended December 31, 2022
Revenues (1):
Product sales	$53,840	$2,575	$(467)	$55,948
Services	1,240	186	(32)	1,394
Total revenues	$55,080	$2,761	$(499)	$57,342
Equity earnings in unconsolidated entities	$403	$—		$403
Segment Adjusted EBITDA	$1,986	$518		$2,504
Investment and acquisition capital expenditures (2) (3)	$461	$157		$618
Maintenance capital expenditures (3)	$112	$99		$211

As of December 31, 2022
Investments in unconsolidated entities	$3,084	$—		$3,084

	Crude Oil	NGL	Intersegment Revenues Elimination	Total
Year Ended December 31, 2021
Revenues (1):
Product sales	$39,395	$1,829	$(341)	$40,883
Services	1,075	139	(19)	1,195
Total revenues	$40,470	$1,968	$(360)	$42,078
Equity earnings in unconsolidated entities	$274	$—		$274
Segment Adjusted EBITDA	$1,909	$285		$2,194
Investment and acquisition capital expenditures (2) (3)	$212	$57		$269
Maintenance capital expenditures (3)	$100	$68		$168

As of December 31, 2021
Investments in unconsolidated entities	$3,805	$—		$3,805

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

Segment Adjusted EBITDA Reconciliation

The following table reconciles Segment Adjusted EBITDA to Net income attributable to PAGP (in millions):

	Year Ended December 31,
	2023	2022	2021
Segment Adjusted EBITDA	$2,685	$2,504	$2,194
Adjustments (1):
Depreciation and amortization of unconsolidated entities (2)	(87)	(85)	(123)
Derivative activities and inventory valuation adjustments (3)	(159)	280	271
Long-term inventory costing adjustments (4)	(35)	4	94
Deficiencies under minimum volume commitments, net (5)	(12)	(7)	7
Equity-indexed compensation expense (6)	(36)	(32)	(19)
Foreign currency revaluation (7)	(24)	(4)	4
Line 901 incident (8)	(10)	(95)	(15)
Transaction-related expenses (9)	(1)	—	(16)
Segment amounts attributable to noncontrolling interests in consolidated joint ventures (10)	454	364	94
Unallocated general and administrative expenses (11)	(6)	(5)	(6)
Depreciation and amortization	(1,051)	(968)	(777)
Gains/(losses) on asset sales and asset impairments, net	152	(269)	(592)
Gains/(losses) on investments in unconsolidated entities, net	28	346	2
Interest expense, net	(386)	(405)	(425)
Other income/(expense), net	102	(219)	19
Income before tax	1,614	1,409	712
Income tax expense	(189)	(246)	(112)
Net income	1,425	1,163	600
Net income attributable to noncontrolling interests	(1,227)	(995)	(540)
Net income attributable to PAGP	$198	$168	$60

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
(5)We, and certain of our equity method investees, have certain agreements that require counterparties to deliver, transport or throughput a minimum volume over an agreed upon period. Substantially all of such agreements were entered into with counterparties to economically support the return on capital expenditure necessary to construct the related asset. Some of these agreements include make-up rights if the minimum volume is not met. We record a receivable from the counterparty in the period that services are provided or when the transaction occurs, including amounts for deficiency obligations from counterparties associated with minimum volume commitments. If a counterparty has a make-up right associated with a deficiency, we defer the revenue attributable to the counterparty’s make-up right and subsequently recognize the revenue at the earlier of when the deficiency volume is delivered or shipped, when the make-up right expires or when it is determined that the counterparty’s ability to utilize the make-up right is remote. We include the impact of amounts billed to counterparties for their deficiency obligation, net of applicable amounts subsequently recognized into revenue or equity earnings, as a selected item impacting comparability. Our CODM views the inclusion of the contractually committed revenues associated with that period as meaningful to Segment Adjusted EBITDA as the related asset has been constructed, is standing ready to provide the committed service and the fixed operating costs are included in the current period results.
(6)Our total equity-indexed compensation expense includes expense associated with awards that will be settled in PAA common units and awards that will be settled in cash. The awards that will be settled in PAA common units are included in PAA’s diluted net income per unit calculation when the applicable performance criteria have been met. We exclude compensation expense associated with these awards in determining Segment Adjusted EBITDA as the dilutive impact of the outstanding awards is included in PAA’s diluted net income per unit calculation, as applicable. The portion of compensation expense associated with awards that will be settled in cash is not excluded in determining Segment Adjusted EBITDA. See Note 17 for information regarding our equity-indexed compensation plans.
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
(9)Includes expenses associated with the Rattler Permian Transaction in 2023 and the Permian JV transaction in 2021. See Note 7 for additional discussion. An adjustment for these non-recurring expenses is included in the calculation of Segment Adjusted EBITDA for the years ended December 31, 2023 and 2021 as our CODM does not view such expenses as integral to understanding our core segment operating performance.
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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Geographic Data

We have operations in the United States and Canada. Set forth below are revenues and long-lived assets attributable to these geographic areas (in millions):

	Year Ended December 31,
Revenues (1)	2023	2022	2021
United States	$42,308	$46,903	$34,458
Canada	6,404	10,439	7,620
	$48,712	$57,342	$42,078

(1)Revenues are primarily attributed to each region based on where the services are provided or the product is shipped.

	December 31,
Long-Lived Assets (1)	2023	2022
United States	$18,591	$18,658
Canada	3,820	3,802
	$22,411	$22,460

(1)Excludes long-term derivative assets and long-term deferred tax assets.