Form 10-Q
period 2024-03-31
PLAINS GP HOLDINGS LP
filed 2024-05-10
CIK 1581990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________________________________________

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
As of May 1, 2024, there were 197,252,259 Class A Shares outstanding.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$334	$453
Trade accounts receivable and other receivables, net	4,040	3,760
Inventory	453	548
Other current assets	177	155
Total current assets	5,004	4,916

PROPERTY AND EQUIPMENT	21,162	21,143
Accumulated depreciation	(5,491)	(5,361)
Property and equipment, net	15,671	15,782

OTHER ASSETS
Investments in unconsolidated entities	2,878	2,820
Intangible assets, net	1,807	1,875
Deferred tax asset	1,231	1,239
Linefill	981	976
Long-term operating lease right-of-use assets, net	298	313
Long-term inventory	299	265
Other long-term assets, net	421	411
Total assets	$28,590	$28,597

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES
Trade accounts payable	$3,992	$3,845
Short-term debt	554	446
Other current liabilities	600	714
Total current liabilities	5,146	5,005

LONG-TERM LIABILITIES
Senior notes, net	7,244	7,242
Other long-term debt, net	64	63
Long-term operating lease liabilities	261	274
Other long-term liabilities and deferred credits	997	1,041
Total long-term liabilities	8,566	8,620

COMMITMENTS AND CONTINGENCIES (NOTE 9)

PARTNERS’ CAPITAL
Class A shareholders (197,252,259 and 196,416,760 shares outstanding, respectively)	1,518	1,548
Noncontrolling interests	13,360	13,424
Total partners’ capital	14,878	14,972
Total liabilities and partners’ capital	$28,590	$28,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Three Months Ended March 31,
	2024	2023
	(unaudited)
REVENUES
Product sales revenues	$11,546	$11,943
Services revenues	449	398
Total revenues	11,995	12,341

COSTS AND EXPENSES
Purchases and related costs	10,917	11,323
Field operating costs	358	357
General and administrative expenses	97	87
Depreciation and amortization	254	257
(Gains)/losses on asset sales, net	—	(154)
Total costs and expenses	11,626	11,870

OPERATING INCOME	369	471

OTHER INCOME/(EXPENSE)
Equity earnings in unconsolidated entities	95	89
Interest expense (net of capitalized interest of $2 and $2, respectively)	(95)	(98)
Other income/(expense), net	(5)	64

INCOME BEFORE TAX	364	526
Current income tax expense	(53)	(61)
Deferred income tax (expense)/benefit	25	(22)

NET INCOME	336	443
Net income attributable to noncontrolling interests	(294)	(374)
NET INCOME ATTRIBUTABLE TO PAGP	$42	$69

Basic and diluted weighted average Class A shares outstanding	197	194

Basic and diluted net income per Class A share	$0.21	$0.35

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended March 31,
	2024	2023
	(unaudited)
Net income	$336	$443
Other comprehensive loss	(71)	(1)
Comprehensive income	265	442
Comprehensive income attributable to noncontrolling interests	(243)	(373)
Comprehensive income attributable to PAGP	$22	$69

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
(in millions)

	Derivative Instruments	Translation Adjustments	Total
	(unaudited)
Balance at December 31, 2023	$(81)	$(755)	$(836)

Reclassification adjustments	2	—	2
Unrealized gain on hedges	13	—	13
Currency translation adjustments	—	(86)	(86)
Total period activity	15	(86)	(71)
Balance at March 31, 2024	$(66)	$(841)	$(907)

	Derivative Instruments	Translation Adjustments	Other	Total
	(unaudited)
Balance at December 31, 2022	$(107)	$(846)	$(1)	$(954)

Reclassification adjustments	2	—	—	2
Unrealized loss on hedges	(5)	—	—	(5)
Currency translation adjustments	—	1	—	1
Other	—	—	1	1
Total period activity	(3)	1	1	(1)
Balance at March 31, 2023	$(110)	$(845)	$—	$(955)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31,
	2024	2023
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$336	$443
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	254	257
(Gains)/losses on asset sales, net	—	(154)
Deferred income tax expense/(benefit)	(25)	22
Change in fair value of Preferred Distribution Rate Reset Option (Note 7)	—	(58)
Equity earnings in unconsolidated entities	(95)	(89)
Distributions on earnings from unconsolidated entities	132	108
Other	8	15
Changes in assets and liabilities, net of acquisitions	(192)	198
Net cash provided by operating activities	418	742

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in connection with acquisitions, net of cash acquired	(91)	—
Investments in unconsolidated entities	(3)	(4)
Additions to property, equipment and other	(157)	(122)
Cash paid for purchases of linefill	(13)	—
Proceeds from sales of assets	3	284
Net cash provided by/(used in) investing activities	(261)	158

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under PAA commercial paper program (Note 5)	107	—
Repayments of PAA senior notes	—	(400)
Distributions paid to Class A shareholders (Note 6)	(63)	(52)
Distributions paid to noncontrolling interests (Note 6)	(324)	(268)
Contributions from noncontrolling interests	12	—
Other financing activities	(4)	(55)
Net cash used in financing activities	(272)	(775)

Effect of translation adjustment	(4)	—

Net increase/(decrease) in cash and cash equivalents and restricted cash	(119)	125
Cash and cash equivalents and restricted cash, beginning of period	453	404
Cash and cash equivalents and restricted cash, end of period	$334	$529

Cash paid/(received) for:
Interest, net of amounts capitalized	$64	$65
Income taxes, net of amounts refunded	$86	$(18)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(in millions)

	Class A Shareholders	Noncontrolling Interests	Total Partners’ Capital
	(unaudited)
Balance at December 31, 2023	$1,548	$13,424	$14,972
Net income	42	294	336
Distributions (Note 6)	(63)	(323)	(386)
Other comprehensive loss	(20)	(51)	(71)
Contributions from noncontrolling interests	—	12	12
Other	11	4	15
Balance at March 31, 2024	$1,518	$13,360	$14,878

	Class A Shareholders	Noncontrolling Interests	Total Partners’ Capital
	(unaudited)
Balance at December 31, 2022	$1,524	$13,114	$14,638
Net income	69	374	443
Distributions	(52)	(273)	(325)
Other comprehensive loss	—	(1)	(1)
Other	3	6	9
Balance at March 31, 2023	$1,544	$13,220	$14,764

 The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Basis of Consolidation and Presentation

Organization

Plains GP Holdings, L.P. (“PAGP”) is a Delaware limited partnership formed in 2013 that has elected to be taxed as a corporation for United States federal income tax purposes. PAGP does not directly own any operating assets; as of March 31, 2024, its principal source of cash flow is derived from an indirect investment in Plains All American Pipeline, L.P. (“PAA”), a publicly traded Delaware limited partnership. As used in this Form 10-Q and unless the context indicates otherwise (taking into account the fact that PAGP has no operating activities apart from those conducted by PAA and its subsidiaries), the terms “Partnership,” “we,” “us,” “our,” “ours” and similar terms refer to PAGP and its subsidiaries.

As of March 31, 2024, we owned an approximate 85% limited partner interest in Plains AAP L.P. (“AAP”) through our ownership of approximately 197.3 million Class A units of AAP (“AAP Units”). We also own a 100% managing member interest in Plains All American GP LLC (“GP LLC”), a Delaware limited liability company that holds the non-economic general partner interest in AAP. AAP is a Delaware limited partnership that, as of March 31, 2024, directly owned a limited partner interest in PAA through its ownership of approximately 232.7 million PAA common units (approximately 30% of PAA’s total outstanding common units and Series A preferred units combined). AAP is the sole member of PAA GP LLC (“PAA GP”), a Delaware limited liability company that directly holds the non-economic general partner interest in PAA.

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

Basis of Consolidation and Presentation

The accompanying unaudited condensed consolidated interim financial statements and related notes thereto should be read in conjunction with our 2023 Annual Report on Form 10-K. The accompanying condensed consolidated financial statements include the accounts of PAGP and all of its wholly owned subsidiaries and those entities that it controls. Investments in entities over which we have significant influence but not control are accounted for by the equity method. We apply proportionate consolidation for pipelines and other assets in which we own undivided joint interests. The financial statements have been prepared in accordance with the instructions for interim reporting as set forth by the SEC. The condensed consolidated balance sheet data as of December 31, 2023 was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three months ended March 31, 2024 should not be taken as indicative of results to be expected for the entire year. All adjustments (consisting only of normal recurring adjustments) that in the opinion of management were necessary for a fair statement of the results for the interim periods have been reflected. All significant intercompany balances and transactions have been eliminated in consolidation.

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

With the exception of a deferred tax asset of $1.231 billion and $1.239 billion as of March 31, 2024 and December 31, 2023, respectively, substantially all assets and liabilities presented on PAGP’s Condensed Consolidated Balance Sheets are those of PAA. Only the assets of each respective VIE can be used to settle the obligations of that individual VIE, and the creditors of each/either of those VIEs do not have recourse against the general credit of PAGP. PAGP did not provide any financial support to PAA or AAP during the three months ended March 31, 2024 or the year ended December 31, 2023. See Note 16 to our Consolidated Financial Statements included in Part IV of our 2023 Annual Report on Form 10-K for information regarding the Omnibus Agreement entered into by the Plains Entities on November 15, 2016.

Subsequent Events

Subsequent events have been evaluated through the financial statements issuance date and have been included in the following footnotes where applicable.

Recent Accounting Pronouncements and Disclosure Rules

Except as discussed in our 2023 Annual Report on Form 10-K, there have been no new accounting pronouncements that have become effective or have been issued during the three months ended March 31, 2024 that are of significance or potential significance to us.

In March 2024, the SEC adopted final rules (“climate disclosure rules”) requiring registrants to disclose, among other things, information about material climate-related risks and their impact on a registrant’s strategy, business model and outlook; information about material direct and indirect greenhouse gas emissions (Scope 1 and Scope 2), which are subject to assurance requirements; and the financial statement effects of severe weather events and other natural conditions. Such disclosure requirements will begin phasing in for annual periods beginning in 2025. In April 2024, the SEC stayed the climate disclosure rules pending resolution of legal challenges. We are currently evaluating the climate disclosure rules to determine the impact on our related disclosures.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 2—Revenues and Accounts Receivable

Revenue Recognition

We disaggregate our revenues by segment and type of activity. See Note 3 to our Consolidated Financial Statements included in Part IV of our 2023 Annual Report on Form 10-K for additional information regarding our types of revenues and policies for revenue recognition.

Revenues from Contracts with Customers. The following tables present our revenues from contracts with customers disaggregated by segment and type of activity (in millions):

	Three Months Ended March 31,
	2024	2023
Crude Oil segment revenues from contracts with customers
Sales	$11,185	$11,381
Transportation	300	250
Terminalling, Storage and Other	92	90
Total Crude Oil segment revenues from contracts with customers	$11,577	$11,721

	Three Months Ended March 31,
	2024	2023
NGL segment revenues from contracts with customers
Sales	$600	$660
Transportation	10	8
Terminalling, Storage and Other	21	28
Total NGL segment revenues from contracts with customers	$631	$696

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

Three Months Ended March 31, 2024	Crude Oil	NGL	Total
Revenues from contracts with customers	$11,577	$631	$12,208
Other revenues	5	(124)	(119)
Total revenues of reportable segments	$11,582	$507	$12,089
Intersegment revenues elimination			(94)
Total revenues			$11,995

Three Months Ended March 31, 2023	Crude Oil	NGL	Total
Revenues from contracts with customers	$11,721	$696	$12,417
Other revenues	37	(6)	31
Total revenues of reportable segments	$11,758	$690	$12,448
Intersegment revenues elimination			(107)
Total revenues			$12,341

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

Counterparty Deficiencies	Financial Statement Classification	March 31, 2024	December 31, 2023
Billed and collected	Other current liabilities	$60	$77

Contract Balances. Our contract balances consist of amounts received associated with services or sales for which we have not yet completed the related performance obligation. The following table presents the changes in the liability balance associated with contracts with customers (in millions):

Contract Liabilities
Balance at December 31, 2023	$228
Amounts recognized as revenue	(20)
Additions	17
Other	(5)
Balance at March 31, 2024	$220

Remaining Performance Obligations. The information below includes the amount of consideration allocated to partially and wholly unsatisfied remaining performance obligations under contracts that existed as of the end of the periods and the timing of revenue recognition of those remaining performance obligations. Certain contracts meet the requirements for the presentation as remaining performance obligations. These contracts include a fixed minimum level of service, typically a set volume of service, and do not contain any variability other than expected timing within a limited range. The following table presents the amount of consideration associated with remaining performance obligations for the population of contracts with external customers meeting the presentation requirements as of March 31, 2024 (in millions):

	Remainder of 2024	2025	2026	2027	2028	2029 and Thereafter
Pipeline revenues supported by minimum volume commitments and capacity agreements (1)	$299	$354	$163	$109	$80	$194
Terminalling, storage and other agreement revenues	182	169	132	118	100	708
Total	$481	$523	$295	$227	$180	$902

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Trade Accounts Receivable and Other Receivables, Net

At March 31, 2024 and December 31, 2023, substantially all of our trade accounts receivable were less than 30 days past their invoice date. Our expected credit losses are immaterial. Although we consider our credit procedures to be adequate to mitigate any significant credit losses, the actual amount of current and future credit losses could vary significantly from estimated amounts.

The following is a reconciliation of trade accounts receivable from revenues from contracts with customers to total Trade accounts receivable and other receivables, net as presented on our Condensed Consolidated Balance Sheets (in millions):

	March 31, 2024	December 31, 2023
Trade accounts receivable arising from revenues from contracts with customers	$4,347	$3,999
Other trade accounts receivables and other receivables (1)	8,284	7,535
Impact due to contractual rights of offset with counterparties	(8,591)	(7,774)
Trade accounts receivable and other receivables, net	$4,040	$3,760

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

Exchanges of potentially dilutive AAP units are assumed to have occurred at the beginning of the period and the incremental income attributable to PAGP resulting from the assumed exchanges is representative of the incremental income that would have been attributable to PAGP if the assumed exchanges occurred on that date. See Note 11 to our Consolidated Financial Statements included in Part IV of our 2023 Annual Report on Form 10-K for information regarding exchanges of AAP units. PAGP LTIP awards that are deemed to be dilutive are reduced by a hypothetical share repurchase based on the remaining unamortized fair value, as prescribed by the treasury stock method in guidance issued by the FASB. See Note 17 to our Consolidated Financial Statements included in Part IV of our 2023 Annual Report on Form 10-K for information regarding PAGP LTIP awards.

On a weighted-average basis, for the three months ended March 31, 2024 and 2023, the possible exchange of 36 million and 47 million AAP units, respectively, would not have had a dilutive effect on basic net income per Class A share. For each of the three months ended March 31, 2024 and 2023, our PAGP LTIP awards were dilutive; however, this did not change the presentation of diluted weighted average Class A shares outstanding or diluted net income per Class A share.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the computation of basic and diluted net income per Class A share (in millions, except per share data):

	Three Months Ended March 31,
	2024	2023
Basic and Diluted Net Income per Class A Share
Net income attributable to PAGP	$42	$69
Basic and diluted weighted average Class A shares outstanding	197	194

Basic and diluted net income per Class A share	$0.21	$0.35

Note 4—Inventory, Linefill and Long-term Inventory

Inventory, linefill and long-term inventory consisted of the following (barrels in thousands and carrying value in millions):

	March 31, 2024				December 31, 2023
	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)
Inventory
Crude oil	5,578	barrels	$374	$67.05	5,877	barrels	$383	$65.17
NGL	2,604	barrels	68	$26.11	5,957	barrels	154	$25.85
Other	N/A		11	N/A	N/A		11	N/A
Inventory subtotal			453				548

Linefill
Crude oil	15,541	barrels	914	$58.81	15,409	barrels	909	$58.99
NGL	2,242	barrels	67	$29.88	2,168	barrels	67	$30.90
Linefill subtotal			981				976

Long-term inventory
Crude oil	3,279	barrels	262	$79.90	3,256	barrels	232	$71.25
NGL	1,325	barrels	37	$27.92	1,326	barrels	33	$24.89
Long-term inventory subtotal			299				265

Total			$1,733				$1,789

(1)Price per unit of measure is comprised of a weighted average associated with various grades, qualities and locations. Accordingly, these prices may not coincide with any published benchmarks for such products.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 5—Debt

Debt consisted of the following (in millions):

	March 31, 2024	December 31, 2023
SHORT-TERM DEBT
PAA commercial paper notes, bearing a weighted-average interest rate of 5.7% and 5.8%, respectively (1)	$540	$433
Other	14	13
Total short-term debt	554	446

LONG-TERM DEBT
PAA senior notes, net of unamortized discounts and debt issuance costs of $39 and $41, respectively (2)	7,244	7,242
Other	64	63
Total long-term debt	7,308	7,305
Total debt (3)	$7,862	$7,751

(1)We classified these PAA commercial paper notes as short-term as of March 31, 2024 and December 31, 2023, as these notes were primarily designated as working capital borrowings, were required to be repaid within one year and were primarily for hedged NGL and crude oil inventory and NYMEX and ICE margin deposits.
(2)As of March 31, 2024 and December 31, 2023, we classified PAA’s $750 million, 3.60% senior notes due November 2024 as long-term based on our ability and intent to refinance these notes on a long-term basis.
(3)PAA’s fixed-rate senior notes had a face value of approximately $7.3 billion as of March 31, 2024 and December 31, 2023. We estimated the aggregate fair value of these notes as of March 31, 2024 and December 31, 2023 to be approximately $6.9 billion. PAA’s fixed-rate senior notes are traded among institutions, and these trades are routinely published by a reporting service. Our determination of fair value is based on reported trading activity near the end of the reporting period. We estimate that the carrying value of outstanding borrowings under PAA’s commercial paper program approximates fair value as interest rates reflect current market rates. The fair value estimates for PAA’s senior notes and commercial paper program are based upon observable market data and are classified in Level 2 of the fair value hierarchy.

Borrowings and Repayments

Total borrowings under the PAA credit facilities and commercial paper program for the three months ended March 31, 2024 and 2023 were approximately $9.1 billion and $1.5 billion, respectively. Total repayments under the PAA credit facilities and commercial paper program were approximately $9.0 billion and $1.5 billion for the three months ended March 31, 2024 and 2023, respectively. The variance in total gross borrowings and repayments is impacted by various business and financial factors including, but not limited to, the timing, average term and method of general partnership borrowing activities.

Letters of Credit

In connection with our merchant activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil and NGL. Additionally, we issue letters of credit to support insurance programs, derivative transactions, including hedging-related margin obligations, and construction activities. At March 31, 2024 and December 31, 2023, we had outstanding letters of credit of $161 million and $205 million, respectively.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 6—Partners’ Capital and Distributions

Shares Outstanding

The following tables present the activity for our Class A shares, Class B shares and Class C shares:

	Class A Shares	Class B Shares	Class C Shares
Outstanding at December 31, 2023	196,416,760	36,237,168	539,445,289
Exchange Right exercises (1)	835,499	(835,499)	—
Other	—	—	62,282
Outstanding at March 31, 2024	197,252,259	35,401,669	539,507,571

	Class A Shares	Class B Shares	Class C Shares
Outstanding at December 31, 2022	194,407,642	46,205,947	528,442,538
Conversion of AAP Management Units (1) (2)	—	388,839	—
Redemption Right exercises (1)	—	(181,916)	181,916
Other	—	—	35,508
Outstanding at March 31, 2023	194,407,642	46,412,870	528,659,962

(1)See Note 11 to our Consolidated Financial Statements included in Part IV of our 2023 Annual Report on Form 10-K for information regarding conversions of AAP Management Units, Exchange Rights and Redemption Rights.
(2)Following this conversion, no AAP Management Units remain outstanding.

Distributions

The following table details distributions to our Class A shareholders paid during or pertaining to the first three months of 2024 (in millions, except per share data):

Distribution Payment Date	Distributions to Class A Shareholders	Distributions per Class A Share
May 15, 2024 (1)	$63	$0.3175
February 14, 2024	$63	$0.3175

(1)Payable to shareholders of record at the close of business on May 1, 2024 for the period from January 1, 2024 through March 31, 2024.

Consolidated Subsidiaries

Noncontrolling Interests in Subsidiaries

As of March 31, 2024, noncontrolling interests in our subsidiaries consisted of (i) limited partner interests in PAA including a 70% interest in PAA’s common units and PAA’s Series A preferred units combined and 100% of PAA’s Series B preferred units, (ii) an approximate 15% limited partner interest in AAP, (iii) a 35% interest in Plains Oryx Permian Basin LLC (the “Permian JV”), (iv) a 30% interest in Cactus II Pipeline LLC (“Cactus II”) and (v) a 33% interest in Red River Pipeline Company LLC (“Red River”).

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Subsidiary Distributions

PAA Series A Preferred Unit Distributions. Distributions on PAA’s Series A preferred units accumulate and are payable quarterly within 45 days following the end of each quarter. See Note 11 to our Consolidated Financial Statements included in Part IV of our 2023 Annual Report on Form 10-K for additional information regarding PAA Series A preferred unit distributions. The following table details distributions to PAA’s Series A preferred unitholders paid during or pertaining to the first three months of 2024 (in millions, except per unit data):

	Series A Preferred Unitholders
Distribution Payment Date	Cash Distribution	Distribution per Unit
May 15, 2024 (1)	$44	$0.615
February 14, 2024	$44	$0.615

(1)Payable to unitholders of record at the close of business on May 1, 2024 for the period from January 1, 2024 through March 31, 2024. At March 31, 2024, such amount was accrued as distributions payable in “Other current liabilities” on our Condensed Consolidated Balance Sheet.

PAA Series B Preferred Unit Distributions. Distributions on PAA’s Series B preferred units accumulate and are payable quarterly in arrears on the 15th day of February, May, August and November. See Note 11 to our Consolidated Financial Statements included in Part IV of our 2023 Annual Report on Form 10-K for additional information regarding PAA Series B preferred unit distributions. The following table details distributions paid or to be paid to PAA’s Series B preferred unitholders (in millions, except per unit data):

	Series B Preferred Unitholders
Distribution Payment Date	Cash Distribution	Distribution per Unit
May 15, 2024 (1)	$19	$24.20
February 15, 2024	$20	$24.92

(1)Payable to unitholders of record at the close of business on May 1, 2024 for the period from February 15, 2024 through May 14, 2024. At March 31, 2024, approximately $10 million of accrued distributions payable to PAA’s Series B preferred unitholders was included in “Other current liabilities” on our Condensed Consolidated Balance Sheet.

PAA Common Unit Distributions. The following table details distributions to PAA’s common unitholders paid during or pertaining to the first three months of 2024 (in millions, except per unit data):

	Distributions			Distribution per Common Unit
	Common Unitholders		Total Cash Distribution
Distribution Payment Date	Public	AAP
May 15, 2024 (1)	$149	$74	$223	$0.3175
February 14, 2024	$149	$74	$223	$0.3175

(1)Payable to unitholders of record at the close of business on May 1, 2024 for the period from January 1, 2024 through March 31, 2024.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AAP Distributions. The following table details the distributions to AAP’s partners paid during or pertaining to the first three months of 2024 from distributions received from PAA (in millions):

	Distributions to AAP’s Partners
Distribution Payment Date	Noncontrolling Interests	PAGP	Total Cash Distribution
May 15, 2024 (1)	$11	$63	$74
February 14, 2024	$11	$63	$74

(1)Payable to unitholders of record at the close of business on May 1, 2024 for the period from January 1, 2024 through March 31, 2024.

Consolidated Joint Venture Distributions. The following table details distributions paid to noncontrolling interests in consolidated joint ventures during the periods presented (in millions):

	Three Months Ended March 31,
	2024	2023
Permian JV	$74	$58
Cactus II	20	14
Red River	6	6
	$100	$78

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2024 and December 31, 2023, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings. Although we may be required to post margin on our exchange-traded derivatives transacted through a clearing brokerage account, as described below, we do not require our non-cleared derivative counterparties to post collateral with us.

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

In the normal course of our operations, we purchase and sell commodities. We use derivatives to manage the associated risks and to optimize profits. As of March 31, 2024, net derivative positions related to these activities included:

•A net long position of 5.6 million barrels associated with our crude oil purchases, which was unwound ratably during April 2024 to match monthly average pricing.
•A net short time spread position of 4.8 million barrels, which hedges a portion of our anticipated crude oil lease gathering purchases through April 2025.
•A net crude oil basis spread position of 2.8 million barrels at multiple locations through November 2025. These derivatives allow us to lock in grade and location basis differentials.
•A net short position of 13.4 million barrels through March 2026 related to anticipated net sales of crude oil and NGL inventory.

We purchase natural gas for processing and operational needs. Additionally, we purchase NGL mix for fractionation and sell the resulting individual specification products (including ethane, propane, butane and condensate). In conjunction with these activities, we hedge the price risk associated with the purchase of the natural gas and the subsequent sale of the individual specification products. The following table summarizes our open derivative positions utilized to hedge the price risk associated with anticipated purchases and sales related to our natural gas processing and NGL fractionation activities as of March 31, 2024:

Notional Volume
	(Short)/Long	Remaining Tenor
Natural gas purchases	68.5 Bcf	June 2025
Propane sales	(12.4) MMbls	June 2025
Butane sales	(2.1) MMbls	December 2024
Condensate sales	(2.8) MMbls	March 2025
Fuel gas requirements (1)	5.7 Bcf	December 2025
Power supply requirements (1)	2.5 TWh	December 2030

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Our commodity derivatives are not designated in a hedging relationship for accounting purposes; as such, changes in the fair value are reported in earnings. The following table summarizes the impact of our commodity derivatives recognized in earnings (in millions):

	Three Months Ended March 31,
	2024	2023
Product sales revenues	$(173)	$(1)
Field operating costs	(16)	(19)
Net gain/(loss) from commodity derivative activity	$(189)	$(20)

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

	March 31, 2024	December 31, 2023
Initial margin	$64	$77
Variation margin posted/(returned)	102	(65)
Letters of credit	(25)	(25)
Net broker receivable/(payable)	$141	$(13)

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

	March 31, 2024				December 31, 2023
			Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet			Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Commodity Derivatives				Commodity Derivatives
	Assets	Liabilities			Assets	Liabilities
Derivative Assets
Other current assets	$42	$(106)	$141	$77	$153	$(79)	$(13)	$61
Other long-term assets, net	2	(1)	—	1	3	—	—	3
Derivative Liabilities
Other current liabilities	2	(50)	—	(48)	1	(64)	—	(63)
Other long-term liabilities and deferred credits	—	(26)	—	(26)	1	(15)	—	(14)
Total	$46	$(183)	$141	$4	$158	$(158)	$(13)	$(13)

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the terms of our outstanding interest rate derivatives as of March 31, 2024 (notional amounts in millions):

Hedged Transaction	Number and Types of Derivatives Employed	Notional Amount	Expected Termination Date	Average Rate Locked	Accounting Treatment
Anticipated interest payments	8 forward starting swaps (30-year)	$200	6/15/2026	3.09%	Cash flow hedge
Anticipated interest payments	4 forward starting swaps (30-year)	$100	6/14/2024	0.74%	Cash flow hedge

As of March 31, 2024, there was a net loss of $66 million deferred in AOCI. The deferred net loss recorded in AOCI is expected to be reclassified to future earnings contemporaneously with interest expense accruals associated with underlying debt instruments. We estimate that substantially all of the remaining deferred loss will be reclassified to earnings through 2056 as the underlying hedged transactions impact earnings. A portion of these amounts is based on market prices as of March 31, 2024; thus, actual amounts to be reclassified will differ and could vary materially as a result of changes in market conditions.

The following table summarizes the net unrealized gain/(loss) recognized in AOCI for derivatives (in millions):

	Three Months Ended March 31,
	2024	2023
Interest rate derivatives, net	$13	$(5)

At March 31, 2024, the net fair value of our interest rate hedges, which were included in “Other current assets” and “Other long-term assets, net” on our Condensed Consolidated Balance Sheet, totaled $55 million and $13 million, respectively. At December 31, 2023, the net fair value of these hedges totaled $51 million and $4 million, which were included in “Other current assets” and “Other long-term assets, net”, respectively.

Recurring Fair Value Measurements

Derivative Financial Assets and Liabilities

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis (in millions):

	Fair Value as of March 31, 2024			Fair Value as of December 31, 2023
Recurring Fair Value Measures (1)	Level 1	Level 2	Total	Level 1	Level 2	Total
Commodity derivatives	$(10)	$(127)	$(137)	$9	$(9)	$—
Interest rate derivatives	—	68	68	—	55	55
Total net derivative asset/(liability)	$(10)	$(59)	$(69)	$9	$46	$55

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Rollforward of Level 3 Net Asset/(Liability)

The Preferred Distribution Rate Reset Option was accounted for as an embedded derivative that was bifurcated from the related host contract and recorded at fair value. The Preferred Distribution Rate Reset Option was settled in January 2023 when we received notice that the Series A preferred unitholders elected the Preferred Distribution Rate Reset Option, which resulted in a gain of $58 million recognized in “Other income/(expense), net” in our Condensed Consolidated Statement of Operations for the three months ended March 31, 2023. See Note 12 to our Consolidated Financial Statements included in Part IV of our 2023 Annual Report on Form 10-K for additional information regarding the Preferred Distribution Rate Reset Option.

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the Preferred Distribution Rate Reset Option embedded derivative, which was classified as Level 3 in the fair value hierarchy (in millions):

Three Months Ended March 31, 2023
Beginning Balance	$(189)
Net gains/(losses) for the period included in earnings	58
Settlements	131
Ending Balance	$—

Change in unrealized gains/(losses) included in earnings relating to Level 3 derivatives still held at the end of the period	$—

Note 8—Related Party Transactions

See Note 16 to our Consolidated Financial Statements included in Part IV of our 2023 Annual Report on Form 10-K for a complete discussion of related parties, including the determination of our related parties and nature of involvement with such related parties.

During the three months ended March 31, 2024 and 2023, we recognized sales and transportation revenues, purchased petroleum products and utilized transportation and storage services from related parties. These transactions were conducted at posted tariff rates or prices that we believe approximate market.

The impact to our Condensed Consolidated Statements of Operations from these transactions is included below (in millions):

	Three Months Ended March 31,
	2024	2023
Revenues from related parties	$11	$11

Purchases and related costs from related parties	$97	$99

Our receivable and payable amounts with these related parties as reflected on our Condensed Consolidated Balance Sheets were as follows (in millions):

	March 31, 2024	December 31, 2023
Trade accounts receivable and other receivables, net from related parties (1)	$46	$63

Trade accounts payable to related parties (1) (2)	$67	$72

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

At March 31, 2024, our estimated undiscounted reserve for environmental liabilities (excluding liabilities related to the Line 901 incident, as discussed further below) totaled $56 million, of which $11 million was classified as short-term and $45 million was classified as long-term. At December 31, 2023, our estimated undiscounted reserve for environmental liabilities (excluding liabilities related to the Line 901 incident) totaled $56 million, of which $10 million was classified as short-term and $46 million was classified as long-term. Such short-term liabilities are reflected in “Other current liabilities” and long-term liabilities are reflected in “Other long-term liabilities and deferred credits” on our Condensed Consolidated Balance Sheets. At both March 31, 2024 and December 31, 2023, we had recorded receivables (excluding receivables related to the Line 901 incident) totaling $4 million for amounts probable of recovery under insurance and from third parties under indemnification agreements, approximately $1 million of which for each period is reflected in “Other long-term assets, net” and the remainder is reflected in “Trade accounts receivable and other receivables, net” on our Condensed Consolidated Balance Sheets.

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

We also received several individual lawsuits and claims from companies, governmental agencies and individuals alleging damages arising out of the Line 901 incident. These lawsuits and claims generally seek restitution, compensatory and punitive damages, and/or injunctive relief. The majority of these lawsuits have been settled or dismissed by the court. In addition to the other lawsuits disclosed herein, the following lawsuits remain: (i) a lawsuit in California Superior Court in Santa Barbara County for lost revenue or profit asserted by a former oil producer that declared bankruptcy and shut in its offshore production platform following the Line 901 incident, which is currently scheduled for trial in July 2024; (ii) a lawsuit filed by the California State Land Commission in California Superior Court in Santa Barbara County seeking lost royalties following the shut-down of Line 901, as well as costs related to the decommissioning of such platform, which is currently scheduled for trial in October 2024, and (iii) lawsuits filed in California Superior Court in Santa Barbara County by various companies and individuals who provided labor, goods, or services associated with oil production activities they claim were disrupted following the Line 901 incident, which lawsuits have not yet been set for trial. We are vigorously defending these remaining lawsuits and believe we have strong defenses.

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Additionally, a class action lawsuit was filed against us in United States District Court for the Central District of California in which the class plaintiffs seek a declaratory judgment that Plains’ right-of-way agreements would not allow Plains to lay a new pipeline to replace Line 901 and/or the non-operating segment of Line 903 without paying additional compensation. The purchaser of Line 901 and the Sisquoc to Pentland portion of Line 903 has assumed liability for these claims with respect to its interest in such acquired pipelines and Plains has been dismissed from this portion of the lawsuit. In the same proceeding, a small subset of plaintiffs are also claiming damages to compensate them for trespass and the alleged diminished value of their properties due to the stigma of the oil spill. We are vigorously defending against these immaterial claims. This case is currently scheduled to go to trial in July 2024.

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

Plains formally submitted claims for reimbursement of the Class Action Settlement to our insurance carriers on November 7, 2022. To date, we have received payment of approximately $3.6 million from one insurer, which represents the final payment obligation of such insurer and brings the total amount collected from all insurers under such program to $275 million of the $500 million policy limits as of March 31, 2024. Insurers responsible for $185 million of the remaining $225 million of coverage have formally communicated a denial of coverage for the Class Action Settlement, generally alleging that some or all damages encompassed by the Class Action Settlement are not covered by their policies and that all or some portion of the $275 million for which Plains has already received insurance reimbursement does not properly exhaust the underlying policies that paid those sums. The insurer responsible for the final $40 million of coverage under such insurance program has not yet accepted nor denied coverage. We have initiated final and binding arbitration proceedings against all of the insurers responsible for the remaining $225 million of coverage with respect to which we have not received reimbursement. We believe that our claim for reimbursement from our insurers of the Class Action Settlement payment is strong and that our ultimate recovery of such amounts is probable. Our belief is based on: (i) our analysis of the terms of the underlying insurance policies as applied to the facts and circumstances that comprise our claim for reimbursement, (ii) our experience with the cost submissions and timely collection of claims for the $275 million collected to date for this incident under the same insurance program as the denied claims, including from some of the same insurers who are now denying claims, (iii) our extensive legal review and assessment of the insurer’s claimed basis for denial of coverage, which review and assessment includes the advice of external legal counsel experienced in these type of matters and solidly supports our belief that our insurers are required to provide coverage based on the terms of the policies and the nature of our claims, and (iv) the financial strength of the insurance carriers as determined by an independent credit ratings agency. Various factors could impact the timing and amount of recovery of our insurance receivable, including future developments that adversely impact our assessment of the strength of our coverage claims, the outcome of any dispute resolution proceedings with respect to our coverage claims and the extent to which insurers may become insolvent in the future. An unfavorable resolution could have a material impact on our results of operations.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In connection with the foregoing, including the Class Action Settlement, we have made adjustments to our total estimated Line 901 costs and the portion of such costs that we believe are probable of recovery from insurance carriers, net of deductibles. Effective as of March 31, 2024, we estimate that the aggregate total costs we have incurred or will incur with respect to the Line 901 incident will be approximately $750 million, which includes actual and projected emergency response and clean-up costs, natural resource damage assessments, fines and penalties payable pursuant to the Consent Decree, certain third-party claims settlements (including the Class Action Settlement), and estimated costs associated with our remaining Line 901 lawsuits and claims as described above, as well as estimates for certain legal fees and statutory interest where applicable. We accrue such estimates of aggregate total costs to “Field operating costs” in our Condensed Consolidated Statements of Operations. This estimate considers our prior experience in environmental investigation and remediation matters and available data from, and in consultation with, our environmental and other specialists, as well as currently available facts and presently enacted laws and regulations. We have made assumptions for (i) the resolution of certain third-party claims and lawsuits, but excluding claims and lawsuits with respect to which losses are not probable and reasonably estimable, and excluding future claims and lawsuits and (ii) the nature, extent and cost of legal services that will be required in connection with all lawsuits, claims and other matters requiring legal or expert advice associated with the Line 901 incident. Our estimate does not include any lost revenue associated with the shutdown of Line 901 or 903 and does not include any liabilities or costs that are not reasonably estimable at this time or that relate to contingencies where we currently regard the likelihood of loss as being only reasonably possible or remote. We believe we have accrued adequate amounts for all probable and reasonably estimable costs; however, this estimate is subject to uncertainties associated with the assumptions that we have made. For example, with respect to potential losses that we regard as only reasonably possible or remote, we have made assumptions regarding the strength of our legal position based on our assessment of the relevant facts and applicable law and precedent; if our assumptions regarding such matters turn out to be inaccurate (i.e., we are found to be liable under circumstances where we regard the likelihood of loss as being only reasonably possible or remote), we could be responsible for significant costs and expenses that are not currently included in our estimates and accruals. In addition, for any potential losses that we regard as probable and for which we have accrued an estimate of the potential losses, our estimates regarding damages, legal fees, court costs and interest could turn out to be inaccurate and the actual losses we incur could be significantly higher than the amounts included in our estimates and accruals. Also, the amount of time it takes for us to resolve all of the current and future lawsuits and claims that relate to the Line 901 incident could turn out to be significantly longer than we have assumed, and as a result the costs we incur for legal services could be significantly higher than we have estimated. Accordingly, our assumptions and estimates may turn out to be inaccurate and our total costs could turn out to be materially higher; therefore, we can provide no assurance that we will not have to accrue significant additional costs in the future with respect to the Line 901 incident.

We did not recognize any costs, net of amounts probable of recovery from insurance carriers, during the three months ended March 31, 2024 and 2023. As of March 31, 2024, we had a remaining undiscounted gross liability of approximately $90 million related to the Line 901 incident, which aggregate amount is reflected in “Current liabilities” on our Condensed Consolidated Balance Sheet. As discussed above, we maintain insurance coverage, which is subject to certain exclusions and deductibles, in the event of such liabilities. As of March 31, 2024, our incurred costs for the Line 901 incident have exceeded our insurance coverage limit of $500 million related to our 2015 insurance program applicable to the Line 901 incident by $250 million. Through March 31, 2024, we had collected, subject to customary reservations, approximately $280 million out of the $505 million of release costs that we believe are probable of recovery from insurance carriers (including the 2015 insurance program and our directors and officers (D&O) insurance policies), net of deductibles. Therefore, as of March 31, 2024, we have recognized a long-term receivable of approximately $225 million for the portion of the release costs that we believe is probable of recovery from insurance, net of deductibles and amounts already collected. We anticipate that the process to enforce our coverage claims with respect to the Class Action Settlement will take time and, accordingly, have recognized such amount as a long-term asset in “Other assets” on our Condensed Consolidated Balance Sheet.

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other Litigation Matters. On July 19, 2022 Hartree Natural Gas Storage, LLC (“Hartree”) filed a lawsuit under seal in the Superior Court for the State of Delaware asserting claims against PAA Natural Gas Storage, L.P. and PAA arising out of a Membership Interest Purchase Agreement relating to the 2021 sale of the Pine Prairie Energy Center natural gas storage facility to Hartree. We believe the claims are without merit and that the outcome of the lawsuit will not have a material adverse effect on our financial condition, results of operations or cash flows. We intend to vigorously defend against the claims asserted in this lawsuit, which is currently scheduled for trial in May 2024.

Note 10—Segment Information

We manage our operations through two operating segments, which are also our reportable segments: Crude Oil and NGL. See Note 19 to our Consolidated Financial Statements included in Part IV of our 2023 Annual Report on Form 10-K for a summary of the types of products and services from which each segment derives its revenues. Our CODM (our Chief Executive Officer) evaluates segment performance based on measures including Segment Adjusted EBITDA (as defined below) and maintenance capital.

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables reflect certain financial data for each segment (in millions):

	Crude Oil	NGL	Intersegment Revenues Elimination	Total
Three Months Ended March 31, 2024
Revenues (1):
Product sales	$11,176	$458	$(88)	$11,546
Services	406	49	(6)	449
Total revenues	$11,582	$507	$(94)	$11,995
Equity earnings in unconsolidated entities	$95	$—		$95
Segment Adjusted EBITDA	$553	$159		$712
Maintenance capital expenditures	$46	$11		$57

Three Months Ended March 31, 2023
Revenues (1):
Product sales	$11,409	$635	$(101)	$11,943
Services	349	55	(6)	398
Total revenues	$11,758	$690	$(107)	$12,341
Equity earnings in unconsolidated entities	$89	$—		$89
Segment Adjusted EBITDA	$517	$192		$709
Maintenance capital expenditures	$32	$16		$48

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Segment Adjusted EBITDA Reconciliation

The following table reconciles Segment Adjusted EBITDA to Net income attributable to PAGP (in millions):

	Three Months Ended March 31,
	2024	2023
Segment Adjusted EBITDA	$712	$709
Adjustments: (1)
Depreciation and amortization of unconsolidated entities (2)	(19)	(22)
Derivative activities and inventory valuation adjustments (3)	(159)	(92)
Long-term inventory costing adjustments (4)	33	(29)
Deficiencies under minimum volume commitments, net (5)	12	7
Equity-indexed compensation expense (6)	(9)	(10)
Foreign currency revaluation (7)	21	3
Segment amounts attributable to noncontrolling interests in consolidated joint ventures (8)	128	98
Unallocated general and administrative expenses (9)	(1)	(1)
Depreciation and amortization	(254)	(257)
Gains/(losses) on asset sales, net	—	154
Interest expense, net	(95)	(98)
Other income/(expense), net	(5)	64
Income before tax	364	526
Income tax expense	(28)	(83)
Net income	336	443
Net income attributable to noncontrolling interests	(294)	(374)
Net income attributable to PAGP	$42	$69

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
(6)Our total equity-indexed compensation expense includes expense associated with awards that will be settled in PAA common units and awards that will be settled in cash. The awards that will be settled in PAA common units are included in PAA’s diluted net income per unit calculation when the applicable performance criteria have been met. We exclude compensation expense associated with these awards in determining Segment Adjusted EBITDA as the dilutive impact of the outstanding awards is included in PAA’s diluted net income per unit calculation, as applicable. The portion of compensation expense associated with awards that will be settled in cash is not excluded in determining Segment Adjusted EBITDA. See Note 17 to our Consolidated Financial Statements included in Part IV of our 2023 Annual Report on Form 10-K for a discussion regarding our equity-indexed compensation plans.
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
(8)Reflects amounts attributable to noncontrolling interests in the Permian JV, Cactus II and Red River.
(9)Represents general and administrative expenses incremental to those of PAA, which are not allocated to our reporting segments in determining Segment Adjusted EBITDA.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion is intended to provide investors with an understanding of our financial condition and results of our operations and should be read in conjunction with our historical Consolidated Financial Statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in our 2023 Annual Report on Form 10-K. For more detailed information regarding the basis of presentation for the following financial information, see the Condensed Consolidated Financial Statements and related notes that are contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our discussion and analysis includes the following:

•Executive Summary
•Results of Operations
•Liquidity and Capital Resources
•Recent Accounting Pronouncements
•Forward-Looking Statements

Executive Summary

Company Overview

We are a Delaware limited partnership that has elected to be taxed as a corporation for United States federal income tax purposes. As of March 31, 2024, our sole cash-generating assets consisted of an approximate 85% limited partner interest in AAP. We also own a 100% managing member interest in GP LLC, which holds the non-economic general partner interest in AAP. As of March 31, 2024, AAP directly owned a limited partner interest in PAA through its ownership of approximately 232.7 million PAA common units (approximately 30% of PAA’s total outstanding common units and Series A preferred units combined). AAP is the sole member of PAA GP, which holds the non-economic general partner interest in PAA.

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

Overview of Operating Results

During the first three months of 2024, we recognized net income of $336 million compared to $443 million during the first three months of 2023. Net income for the 2023 period includes favorable impacts from gains on asset sales and the mark-to-market adjustment of the Preferred Distribution Rate Reset Option, contributing to the relative decrease in net income in 2024. For the first quarter of 2024 compared to 2023, more favorable results from our Crude Oil segment were substantially offset by less favorable results from our NGL segment.

See the “Results of Operations” section below for further discussion.

Results of Operations

Consolidated Results

The following table sets forth an overview of our consolidated financial results calculated in accordance with GAAP (in millions, except per share data):

	Three Months Ended March 31,		Variance
	2024	2023	$	%
Product sales revenues	$11,546	$11,943	$(397)	(3)%
Services revenues	449	398	51	13%
Purchases and related costs	(10,917)	(11,323)	406	4%
Field operating costs	(358)	(357)	(1)	—%
General and administrative expenses	(97)	(87)	(10)	(11)%
Depreciation and amortization	(254)	(257)	3	1%
Gains/(losses) on asset sales, net	—	154	(154)	(100)%
Equity earnings in unconsolidated entities	95	89	6	7%
Interest expense, net	(95)	(98)	3	3%
Other income/(expense), net	(5)	64	(69)	(108)%
Income tax expense	(28)	(83)	55	66%
Net income	336	443	(107)	(24)%
Net income attributable to noncontrolling interests	(294)	(374)	80	21%
Net income attributable to PAGP	$42	$69	$(27)	(39)%

Basic and diluted net income per Class A share	$0.21	$0.35	$(0.14)	**
Basic and diluted weighted average Class A shares outstanding	197	194	3	**

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

A majority of our sales and purchases are indexed to the prompt month price of the NYMEX Light, Sweet crude oil futures contract (“NYMEX Price”). The following table presents the range of the NYMEX Price over the last two years (in dollars per barrel):

	NYMEX Price
	Low	High	Average
Three Months Ended March 31, 2024	$70	$83	$77
Three Months Ended March 31, 2023	$67	$82	$76

Product sales revenues and purchases for the three months ended March 31, 2024 were relatively in line with product sales revenues and purchases for the three months ended March 31, 2023.

Revenues from services increased for the three months ended March 31, 2024 compared to the same period in 2023 primarily due to higher pipeline volumes and tariff escalations, as well as the impact of acquisitions.

See further discussion of our net revenues (revenues less purchases and related costs) in the “—Analysis of Operating Segments” section below.

Field Operating Costs

See discussion of field operating costs in the “—Analysis of Operating Segments” section below.

General and Administrative Expenses

The increase in general and administrative expenses for the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to (i) higher information systems costs due to ongoing systems integration work and (ii) higher employee-related costs, including an increase in equity-indexed compensation expense (a portion of which is excluded in the calculation of Adjusted EBITDA and Segment Adjusted EBITDA).

Gains/(Losses) on Asset Sales, Net

The net gain on asset sales for the three months ended March 31, 2023 was primarily comprised of a gain of approximately $140 million related to the sale of our Keyera Fort Saskatchewan facility in the first quarter of 2023. See Note 7 to our Consolidated Financial Statements included in Part IV of our 2023 Annual Report on Form 10-K for additional information.

Other Income/(Expense), Net

The following table summarizes the components impacting Other income/(expense), net (in millions):

	Three Months Ended March 31,
	2024	2023
Net loss on foreign currency revaluation (1)	$(12)	$—
Gain on mark-to-market adjustment of Preferred Distribution Rate Reset Option embedded derivative (2)	—	58
Other	7	6
	$(5)	$64

(1)The activity during the periods presented was primarily related to the impact from the change in the USD to CAD exchange rate on the portion of our intercompany net investment that is not long-term in nature.
(2)See Note 7 to our Condensed Consolidated Financial Statements for additional information.

Income Tax (Expense)/Benefit

The net favorable income tax variance for the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to the tax impact of (i) the Keyera Fort Saskatchewan divestiture in the first quarter of 2023, (ii) lower year-over-year income within our Canadian operations and (iii) lower earnings at PAA on income attributable to PAGP.

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

Non-GAAP Financial Performance Measures

Adjusted EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization (including our proportionate share of depreciation and amortization, including write-downs related to cancelled projects and impairments, of unconsolidated entities), gains and losses on asset sales and gains or losses on investments in unconsolidated entities, adjusted for certain selected items impacting comparability. Adjusted EBITDA attributable to PAA excludes the portion of Adjusted EBITDA that is attributable to noncontrolling interests in consolidated joint venture entities.

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

The following table sets forth the reconciliation of the non-GAAP financial performance measures Adjusted EBITDA and Adjusted EBITDA attributable to PAA to Net Income (in millions):

	Three Months Ended March 31,		Variance
	2024	2023	$	%
Net income	$336	$443	$(107)	(24)%
Interest expense, net	95	98	(3)	(3)%
Income tax expense	28	83	(55)	(66)%
Depreciation and amortization	254	257	(3)	(1)%
(Gains)/losses on asset sales, net	—	(154)	154	100%
Depreciation and amortization of unconsolidated entities (1)	19	22	(3)	(14)%
Unallocated general and administrative expenses (2)	1	1	—	—%
Selected Items Impacting Comparability:
Derivative activities and inventory valuation adjustments	159	92	67	**
Long-term inventory costing adjustments	(33)	29	(62)	**
Deficiencies under minimum volume commitments, net	(12)	(7)	(5)	**
Equity-indexed compensation expense	9	10	(1)	**
Foreign currency revaluation	(21)	(3)	(18)	**
Selected Items Impacting Comparability - Segment Adjusted EBITDA (3)	102	121	(19)	**
Mark-to-market adjustment of Preferred Distribution Rate Reset Option embedded derivative (4)	—	(58)	58	**
Foreign currency revaluation (5)	12	—	12	**
Selected Items Impacting Comparability - Adjusted EBITDA (6)	114	63	51	**
Adjusted EBITDA (6)	$847	$813	$34	4%
Adjusted EBITDA attributable to noncontrolling interests in consolidated joint ventures (7)	(129)	(98)	(31)	(32)%
Adjusted EBITDA attributable to PAA	$718	$715	$3	—%

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

Analysis of Operating Segments

We manage our operations through two operating segments: Crude Oil and NGL. Our CODM (our Chief Executive Officer) evaluates segment performance based on a variety of measures including Segment Adjusted EBITDA, segment volumes and maintenance capital investment. See Note 10 to our Condensed Consolidated Financial Statements for our definition of Segment Adjusted EBITDA and a reconciliation of Segment Adjusted EBITDA to Net income attributable to PAGP. See Note 19 to our Consolidated Financial Statements included in Part IV of our 2023 Annual Report on Form 10-K for our definition of maintenance capital.

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

Our Crude Oil segment generates revenue through a combination of tariffs, pipeline capacity agreements and other transportation fees, month-to-month and multi-year storage and terminalling agreements and the sale of gathered and bulk-purchased crude oil. Tariffs and other fees on our pipeline systems are typically based on volumes transported and vary by receipt point and delivery point. Fees for our terminalling and storage services are based on capacity leases and throughput volumes. Generally, results from our merchant activities are impacted by (i) increases or decreases in our lease gathering crude oil purchases volumes and (ii) volatility in commodity price differentials, particularly grade and location differentials, as well as time spreads. The segment results also include the direct fixed and variable field costs of operating the crude oil assets, as well as an allocation of indirect operating costs.

The following tables set forth our operating results from our Crude Oil segment:

Operating Results (1)	Three Months Ended March 31,		Variance
(in millions)	2024	2023	$	%
Revenues	$11,582	$11,758	$(176)	(1)%
Purchases and related costs	(10,665)	(10,940)	275	3%
Field operating costs	(266)	(257)	(9)	(4)%
Segment general and administrative expenses (2)	(73)	(67)	(6)	(9)%
Equity earnings in unconsolidated entities	95	89	6	7%

Adjustments (3):
Depreciation and amortization of unconsolidated entities	19	22	(3)	**
Derivative activities and inventory valuation adjustments	37	(12)	49	**
Long-term inventory costing adjustments	(28)	21	(49)	**
Deficiencies under minimum volume commitments, net	(12)	(7)	(5)	**
Equity-indexed compensation expense	9	10	(1)	**
Foreign currency revaluation	(17)	(2)	(15)	**
Segment amounts attributable to noncontrolling interests in consolidated joint ventures	(128)	(98)	(30)	**
Segment Adjusted EBITDA	$553	$517	$36	7%

Maintenance capital expenditures	$46	$32	$14	44%

	Three Months Ended March 31,		Variance
Average Volumes	2024	2023	Volumes	%
Crude oil pipeline tariff (by region) (4)
Permian Basin (5)	6,428	6,295	133	2%
Other (5)	2,172	1,985	187	9%
Total crude oil pipeline tariff	8,600	8,280	320	4%

Commercial crude oil storage capacity (5)(6)	72	72	—	—%

Crude oil lease gathering purchases (4)	1,508	1,428	80	6%

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

Segment Adjusted EBITDA

Crude Oil Segment Adjusted EBITDA increased for the three months ended March 31, 2024 compared to the same period in 2023 primarily due to higher tariff volumes on our pipelines, tariff escalations and contributions from acquisitions, partially offset by fewer market-based opportunities.

The following is a more detailed discussion of the significant factors impacting Segment Adjusted EBITDA for the three months ended March 31, 2024 compared to the same period in 2023.

Net Revenues and Equity Earnings. Our results were favorably impacted by (i) higher volumes across our pipeline systems driven by increased production as well as increased movements from the Rocky Mountain region to Cushing, Oklahoma, (ii) tariff escalations and (iii) contributions from acquisitions.

Additionally, our results for the three months ended March 31, 2024 compared to 2023 reflect fewer crude oil market-based opportunities.

Field Operating Costs. For the three months ended March 31, 2024 compared to the same period in 2023, we recognized higher expenses associated with (i) employee-related costs primarily resulting from higher average headcount and salaries, (ii) property taxes due to the impact of adjustments received in 2023 and (iii) incremental consolidated operating costs in connection with acquisitions. The unfavorable variance for the three months ended March 31, 2024 compared to 2023 was partially offset by (iv) lower utilities-related costs as a result of lower prices, (v) a decrease in the amount of drag reducing agents used and (vi) decreased costs resulting from lower third-party trucked volumes.

Maintenance Capital

The increase in maintenance capital spending for the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to timing of routine integrity maintenance.

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

Generally, our segment results are impacted by (i) increases or decreases in our NGL sales volumes, (ii) volatility in commodity price differentials, primarily the differential between the price of natural gas and the extracted NGL (“frac spread”), as well as location differentials and time spreads, (iii) the volume of natural gas transported on third-party assets through our Empress straddle plant and (iv) our share of the NGL’s received from a third party straddle plant.

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

The following tables set forth our operating results from our NGL segment:

Operating Results (1)	Three Months Ended March 31,		Variance
(in millions)	2024	2023	$	%
Revenues	$507	$690	$(183)	(27)%
Purchases and related costs	(346)	(490)	144	29%
Field operating costs	(92)	(100)	8	8%
Segment general and administrative expenses (2)	(23)	(19)	(4)	(21)%

Adjustments (3):
Derivative activities	122	104	18	**
Long-term inventory costing adjustments	(5)	8	(13)	**
Foreign currency revaluation	(4)	(1)	(3)	**
Segment Adjusted EBITDA	$159	$192	$(33)	(17)%

Maintenance capital expenditures	$11	$16	$(5)	(31)%

	Three Months Ended March 31,		Variance
Average Volumes (in thousands of barrels per day) (4)	2024	2023	Volumes	%
NGL fractionation	128	144	(16)	(11)%

NGL pipeline tariff	214	194	20	10%

Propane and butane sales	128	138	(10)	(7)%

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

Segment Adjusted EBITDA

NGL Segment Adjusted EBITDA decreased for the three months ended March 31, 2024 compared to the same period in 2023 primarily due to lower realized frac spreads.

Significant variances in the components of Segment Adjusted EBITDA are discussed in more detail below.

Net Revenues. Net revenues include the impact of derivative activities and long-term inventory costing adjustments, which are excluded from Segment Adjusted EBITDA and thus are reflected as an “Adjustment” in the table above. Excluding such impacts, net revenues decreased for the three months ended March 31, 2024 compared to the same period in 2023 primarily due to (i) lower realized frac spreads, (ii) lower propane and butane sales volumes, and (iii) lower field operating costs recoveries at our Empress straddle plants realized through our commercial agreements.

Field Operating Costs. The decrease in field operating costs for the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to decreased utilities-related costs, largely as a result of lower prices. This decrease was partially offset by the lower benefit to net revenues of operating cost recoveries realized through commercial agreements.

Maintenance Capital

The decrease in maintenance capital spending for the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to timing of equipment repairs and replacement projects for certain of our pipeline systems and fractionation facilities.

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

As of March 31, 2024, although we had a working capital deficit of $142 million, we had approximately $2.5 billion of liquidity available to meet our ongoing operating, investing and financing needs, subject to continued covenant compliance, as noted below (in millions):

As of March 31, 2024
Availability under PAA senior unsecured revolving credit facility (1) (2)	$1,350
Availability under PAA senior secured hedged inventory facility (1) (2)	1,323
Amounts outstanding under PAA commercial paper program	(540)
Subtotal	2,133
Cash and cash equivalents (3)	319
Total	$2,452

(1)Represents availability prior to giving effect to borrowings outstanding under the PAA commercial paper program, which reduce available capacity under the credit facilities.
(2)Available capacity under the PAA senior unsecured revolving credit facility and the PAA senior secured hedged inventory facility was reduced by outstanding letters of credit issued under these facilities of less than $1 million and $27 million, respectively.
(3)Excludes restricted cash of $15 million.

Usage of PAA’s credit facilities, and, in turn, its commercial paper program, is subject to ongoing compliance with covenants. The credit agreements for PAA’s revolving credit facilities (which impact PAA’s ability to access its commercial paper program because they provide the financial backstop that supports its short-term credit ratings) and the indentures governing its senior notes contain cross-default provisions. A default under PAA’s credit agreements or indentures would permit the lenders to accelerate the maturity of the outstanding debt. As long as PAA is in compliance with the provisions in its credit agreements, its ability to make distributions of available cash is not restricted. PAA was in compliance with the covenants contained in its credit agreements and indentures as of March 31, 2024.

We believe that we have, and will continue to have, the ability to access the PAA commercial paper program and credit facilities, which we use to meet our short-term cash needs. We believe that our financial position remains strong and we have sufficient liquid assets, cash flow from operating activities and borrowing capacity under the credit agreements to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures. We are, however, subject to business and operational risks that could adversely affect our cash flow, including extended disruptions in the financial markets and/or energy price volatility resulting from current macroeconomic and geopolitical conditions, including actions by the Organization of Petroleum Exporting Countries (OPEC). A prolonged material decrease in our cash flows would likely produce an adverse effect on our borrowing capacity and cost of borrowing. Our borrowing capacity and borrowing costs are also impacted by PAA’s credit rating. See Item 1A. “Risk Factors” included in our 2023 Annual Report on Form 10-K for further discussion regarding risks that may impact our liquidity and capital resources.

Cash Flow from Operating Activities

For a comprehensive discussion of the primary drivers of cash flow from operating activities, including the impact of varying market conditions and the timing of settlement of our derivatives, see Item 7. “Liquidity and Capital Resources—Cash Flow from Operating Activities” included in our 2023 Annual Report on Form 10-K.

Net cash provided by operating activities for the first three months of 2024 and 2023 was $418 million and $742 million, respectively, and primarily resulted from earnings from our operations. Both periods were also impacted by changes in working capital items. The 2024 period was impacted unfavorably, primarily by margin requirements related to our hedging activities. The 2023 period was impacted favorably, largely associated with reducing inventory levels during the period.

Investing Activities

Capital Expenditures

In addition to our operating needs, we also use cash for our investment capital projects, maintenance capital activities and acquisition activities. We fund these expenditures with cash generated by operating activities, financing activities and/or proceeds from asset sales. The following table summarizes our investment, maintenance and acquisition capital expenditures (in millions):

	Three Months Ended March 31,
	2024	2023
Investment capital (1) (2) (3)	$104	$80
Maintenance capital (1) (3)	57	48
Acquisition capital (2) (4)	93	—
	$254	$128

(1)Capital expenditures made to expand the existing operating and/or earnings capacity of our assets are classified as “Investment capital”. Capital expenditures made to replace and/or refurbish partially or fully depreciated assets in order to maintain the operating and/or earnings capacity of our existing assets are classified as “Maintenance capital”.
(2)Contributions to unconsolidated entities, accounted for under the equity method of accounting, that are related to investment capital projects by such entities are recognized in “Investment capital”. Acquisitions of initial investments or additional interests in unconsolidated entities are included in “Acquisition capital”.

(3)Investment capital and maintenance capital, net to our 65% interest in the Permian JV, was approximately $79 million and $53 million, respectively, for the three months ended March 31, 2024, and approximately $58 million and $45 million, respectively, for the three months ended March 31, 2023.
(4)Acquisition capital for the 2024 period primarily includes the acquisition of an additional ownership interest in an equity method investee.

2024 Investment and Maintenance Capital. Total investment capital for the year ending December 31, 2024 is projected to be approximately $465 million ($375 million net to our interest). Approximately half of our projected investment capital expenditures are expected to be invested in the Permian JV assets. Additionally, maintenance capital for 2024 is projected to be approximately $250 million ($230 million net to our interest). We expect to fund our 2024 investment and maintenance capital expenditures primarily with retained cash flow.

Divestitures

Proceeds from the sale of assets have generally been used to fund our investment capital projects and reduce debt levels. The following table summarizes the proceeds received during the first three months of 2024 and 2023 from sales of assets (in millions):

	Three Months Ended March 31,
	2024	2023
Proceeds from divestitures (1)	$3	$284

(1)Represents proceeds, including working capital adjustments, net of transaction costs. The proceeds from divestitures for the three months ended March 31, 2023 were primarily from the sale of our 21% non-operated/undivided joint interest in the Keyera Fort Saskatchewan facility in February 2023. See Note 7 to our Consolidated Financial Statements included in Part IV of our 2023 Annual Report on Form 10-K for additional discussion of this transaction.

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

We typically do not announce a transaction until after we have executed a definitive agreement. In certain cases, in order to protect our business interests or for other reasons, we may defer public announcement of a transaction until closing or a later date. Past experience has demonstrated that discussions and negotiations regarding a potential transaction can advance or terminate in a short period of time. Moreover, the closing of any transaction for which we have entered into a definitive agreement may be subject to customary and other closing conditions, which may not ultimately be satisfied or waived. Accordingly, we can give no assurance that our current or future efforts with respect to any such transactions will be successful, and we can provide no assurance that our financial expectations with respect to such transactions will ultimately be realized. See Item 1A. “Risk Factors—Risks Related to PAA’s Business—Acquisitions and divestitures involve risks that may adversely affect PAA’s business” included in our 2023 Annual Report on Form 10-K.

Financing Activities

Our financing activities primarily relate to funding investment capital projects, acquisitions and refinancing of our debt maturities, as well as short-term working capital (including borrowings for NYMEX and ICE margin deposits) and hedged inventory borrowings related to our NGL business and contango market activities.

Borrowings and Repayments Under Credit Agreements

During the three months ended March 31, 2024, we had net borrowings under the PAA commercial paper program of $107 million. The net borrowings resulted primarily from borrowings during the period related to funding needs for capital investments, inventory purchases and other general partnership purposes.

We had no net borrowings or repayments under the PAA credit facilities or commercial paper program during the three months ended March 31, 2023.

Common Equity Repurchase Program

There were no repurchases under the Common Equity Repurchase Program (the “Program”) during the three months ended March 31, 2024 or 2023. The remaining available capacity under the Program as of March 31, 2024 was $198 million.

Registration Statements

PAGP Registration Statements. We have filed with the SEC a shelf registration statement that, subject to effectiveness at the time of use, allows us to issue up to a specified amount of equity securities (“PAGP Traditional Shelf”). At March 31, 2024, we had approximately $939 million of unsold securities available. We also have access to a universal shelf registration statement (“PAGP WKSI Shelf”), which provides us with the ability to offer and sell an unlimited amount of equity securities, subject to market conditions and our capital needs. We did not conduct any offerings under the PAGP Traditional Shelf or PAGP WKSI Shelf during the three months ended March 31, 2024.

PAA Registration Statements. PAA periodically accesses the capital markets for both equity and debt financing. PAA has filed with the SEC a universal shelf registration statement that, subject to effectiveness at the time of use, allows PAA to issue up to a specified amount of debt or equity securities (“PAA Traditional Shelf”), under which PAA had approximately $1.1 billion of unsold securities available at March 31, 2024. PAA also has access to a universal shelf registration statement (“PAA WKSI Shelf”), which provides it with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and its capital needs. PAA did not conduct any offerings under the PAA Traditional Shelf or the PAA WKSI Shelf during the three months ended March 31, 2024.

Distributions to Our Class A Shareholders

On May 15, 2024, we will pay a quarterly cash distribution of $0.3175 per Class A share ($1.27 per Class A share on an annualized basis) to shareholders of record at the close of business on May 1, 2024 for the period from January 1, 2024 through March 31, 2024, which is unchanged from the distribution per share paid in February of 2024. See Note 6 to our Condensed Consolidated Financial Statements for details of distributions paid during the first three months of 2024.

Distributions to Noncontrolling Interests

Distributions to noncontrolling interests represent amounts paid on interests in consolidated entities that are not owned by us. As of March 31, 2024, noncontrolling interests in our subsidiaries consisted of (i) limited partner interests in PAA including a 70% interest in PAA’s common units and PAA’s Series A preferred units combined and 100% of PAA’s Series B preferred units, (ii) an approximate 15% limited partner interest in AAP, (iii) a 35% interest in the Permian JV, (iv) a 30% interest in Cactus II and (v) a 33% interest in Red River.

On May 15, 2024, PAA will pay a quarterly cash distribution of approximately $0.615 per unit to its Series A preferred unitholders of record at the close of business on May 1, 2024 for the period from January 1, 2024 through March 31, 2024.

On May 15, 2024, PAA will pay a quarterly cash distribution of approximately $24.20 per unit to its Series B preferred unitholders of record at the close of business on May 1, 2024 for the period from February 15, 2024 through May 14, 2024.

On May 15, 2024, PAA will pay a quarterly cash distribution of $0.3175 per common unit ($1.27 per unit on an annualized basis) to common unitholders of record at the close of business on May 1, 2024 for the period from January 1, 2024 through March 31, 2024, which is unchanged from the distribution per unit paid in February of 2024.

See Note 6 to our Condensed Consolidated Financial Statements for details of distributions paid to noncontrolling interests during the three months ended March 31, 2024.

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

The following table includes our best estimate of the amount and timing of these payments as of March 31, 2024 (in millions):

	Remainder of 2024	2025	2026	2027	2028	2029 and Thereafter	Total
Crude oil, NGL and other purchases (1)	$20,135	$21,649	$19,624	$17,031	$13,914	$34,178	$126,531

(1)Amounts are primarily based on estimated volumes and market prices based on average activity during March 2024. The actual physical volume purchased and actual settlement prices will vary from the assumptions used in the table. Uncertainties involved in these estimates include levels of production at the wellhead, weather conditions, changes in market prices and other conditions beyond our control.

Letters of Credit. In connection with our merchant activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil, NGL and natural gas. Our liabilities with respect to these purchase obligations are recorded in accounts payable on our balance sheet in the month the product is purchased. Generally, these letters of credit are issued for periods of up to seventy days and are terminated upon completion of each transaction. Additionally, we issue letters of credit to support insurance programs, derivative transactions, including hedging-related margin obligations, and construction activities. At March 31, 2024 and December 31, 2023, we had outstanding letters of credit of approximately $161 million and $205 million, respectively.

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
•declines in global crude oil demand and/or crude oil prices or other factors that correspondingly lead to a significant reduction of North American crude oil and natural gas liquids (“NGL”) production (whether due to reduced producer cash flow to fund drilling activities or the inability of producers to access capital, or both, the unavailability of pipeline and/or storage capacity, the shutting-in of production by producers, government-mandated pro-ration orders, or other factors), which in turn could result in significant declines in the actual or expected volume of crude oil and NGL shipped, processed, purchased, stored, fractionated and/or gathered at or through the use of our assets and/or the reduction of the margins we can earn or the commercial opportunities that might otherwise be available to us;
•fluctuations in refinery capacity and other factors affecting demand for various grades of crude oil and NGL and resulting changes in pricing conditions or transportation throughput requirements;
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
•the impact of current and future laws, rulings, legislation, governmental regulations, executive orders, trade policies, accounting standards and statements, and related interpretations that (i) prohibit, restrict or regulate the development of oil and gas resources and the related infrastructure on lands dedicated to or served by our pipelines or (ii) negatively impact our ability to develop, operate or repair midstream assets;
•negative impacts on production levels in the Permian Basin or elsewhere due to issues associated with (or laws, rules or regulations relating to) hydraulic fracturing and related activities (including wastewater injection or disposal), including earthquakes, subsidence, expansion or other issues;
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

Other factors described herein, as well as factors that are unknown or unpredictable, could also have a material adverse effect on future results. Please read “Risk Factors” discussed in Item 1A of our 2023 Annual Report on Form 10-K. Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information.

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

The fair value of our commodity derivatives and the change in fair value as of March 31, 2024 that would be expected from a 10% price increase or decrease is shown in the table below (in millions):

	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease
Crude oil	$(10)	$(39)	$40
Natural gas	(50)	$10	$(10)
NGL and other	(77)	$(51)	$51
Total fair value	$(137)

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

Interest Rate Risk

Debt. Our use of variable rate debt and any forecasted issuances of fixed rate debt expose us to interest rate risk. Therefore, from time to time, we use interest rate derivatives to hedge interest rate risk associated with anticipated interest payments and, in certain cases, outstanding debt instruments. All of PAA’s senior notes are fixed rate notes and thus are not subject to interest rate risk. PAA’s variable rate debt outstanding at March 31, 2024, approximately $540 million, was subject to interest rate resets that generally range from less than one week to approximately one month. The average interest rate on variable rate debt that was outstanding during the three months ended March 31, 2024 was 5.8%, based upon rates in effect during such period. The fair value of our interest rate derivatives was a net asset of $68 million as of March 31, 2024. A 10% increase in the forward SOFR curve as of March 31, 2024 would have resulted in an increase of $18 million to the fair value of our interest rate derivatives. A 10% decrease in the forward SOFR curve as of March 31, 2024 would have resulted in a decrease of $18 million to the fair value of our interest rate derivatives. See Note 7 to our Condensed Consolidated Financial Statements for a discussion of our interest rate risk hedging activities.

Series B Preferred Units. Distributions on PAA’s Series B preferred units accumulate and are payable quarterly in arrears on the 15th day of February, May, August and November. Distributions on PAA’s Series B preferred units accumulate based on the applicable three-month SOFR, plus certain adjustments. Based upon the Series B preferred units outstanding at March 31, 2024 and the liquidation preference of $1,000 per unit, a change of 100 basis points in interest rates would increase or decrease the annual distributions on PAA’s Series B preferred units by approximately $8 million. See Note 11 to our Consolidated Financial Statements included in Part IV of our 2023 Annual Report on Form 10-K for additional information regarding PAA’s Series B preferred unit distributions.

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

Applicable SEC rules require an evaluation of the effectiveness of our DCP. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our DCP as of March 31, 2024, the end of the period covered by this report, and, based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our DCP is effective.

Changes in Internal Control over Financial Reporting

In addition to the information concerning our DCP, we are required to disclose certain changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

For a discussion of our risk factors, see Item 1A. of our 2023 Annual Report on Form 10-K. Those risks and uncertainties are not the only ones facing us and there may be additional matters of which we are unaware or that we currently consider immaterial. All of those risks and uncertainties could adversely affect our business, financial condition and/or results of operations.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

In connection with our IPO and related transactions, the former owners of Plains All American GP LLC (the “Legacy Owners”) acquired the following interests (collectively, the “Stapled Interests”): (i) Class A units of AAP (“AAP units”) representing an economic limited partner interest in AAP; (ii) general partner units representing a non-economic membership interest in our general partner; and (iii) Class B shares representing a non-economic limited partner interest in us. The Legacy Owners and any permitted transferees of their Stapled Interests have the right to exchange (the “Exchange Right”) all or a portion of such Stapled Interests for an equivalent number of Class A shares. In connection with the exercise of the Exchange Right, the Stapled Interests are transferred to us and the applicable Class B shares are canceled. Although we issue one Class A share for each Stapled Interest that is exchanged, we also receive one AAP unit and one general partner unit. As a result, the exercise by Legacy Owners of the Exchange Right is not dilutive. During the three months ended March 31, 2024, certain Legacy Owners or their permitted transferees exercised the Exchange Right, which resulted in the issuance of 835,499 Class A shares. The issuance of Class A shares in connection with the exercise of the Exchange Right was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

Issuer Purchases of Equity Securities

None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.   MINE SAFETY DISCLOSURES

Not applicable.

Item 5.   OTHER INFORMATION

During the quarter ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

4.14	—	Description of Our Securities (incorporated by reference to Exhibit 4.14 to our Annual Report on Form 10-K for the year ended December 31, 2023).

31.1 †	—	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2 †	—	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1 ††	—	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350.

32.2 ††	—	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.

101.INS†	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	—	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

May 9, 2024

	By:	/s/ Al Swanson
Al Swanson,
Executive Vice President and Chief Financial Officer of PAA GP Holdings LLC
(Principal Financial Officer)

May 9, 2024

	By:	/s/ Chris Herbold
Chris Herbold,
Senior Vice President, Finance and Chief Accounting Officer of PAA GP Holdings LLC
(Principal Accounting Officer)

May 9, 2024