Form 10-Q
period 2024-06-30
PLAINS GP HOLDINGS LP
filed 2024-08-09
CIK 1581990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________________________________________

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
As of July 31, 2024, there were 197,263,697 Class A Shares outstanding.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$556	$453
Trade accounts receivable and other receivables, net	4,208	3,760
Inventory	502	548
Other current assets	114	155
Total current assets	5,380	4,916

PROPERTY AND EQUIPMENT	21,254	21,143
Accumulated depreciation	(5,638)	(5,361)
Property and equipment, net	15,616	15,782

OTHER ASSETS
Investments in unconsolidated entities	2,862	2,820
Intangible assets, net	1,741	1,875
Deferred tax asset	1,221	1,239
Linefill	980	976
Long-term operating lease right-of-use assets, net	312	313
Long-term inventory	290	265
Other long-term assets, net	265	411
Total assets	$28,667	$28,597

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES
Trade accounts payable	$4,016	$3,845
Short-term debt	765	446
Other current liabilities	617	714
Total current liabilities	5,398	5,005

LONG-TERM LIABILITIES
Senior notes, net	7,139	7,242
Other long-term debt, net	72	63
Long-term operating lease liabilities	279	274
Other long-term liabilities and deferred credits	979	1,041
Total long-term liabilities	8,469	8,620

COMMITMENTS AND CONTINGENCIES (NOTE 9)

PARTNERS’ CAPITAL
Class A shareholders (197,263,697 and 196,416,760 shares outstanding, respectively)	1,490	1,548
Noncontrolling interests	13,310	13,424
Total partners’ capital	14,800	14,972
Total liabilities and partners’ capital	$28,667	$28,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
REVENUES
Product sales revenues	$12,493	$11,201	$24,039	$23,145
Services revenues	440	401	889	798
Total revenues	12,933	11,602	24,928	23,943

COSTS AND EXPENSES
Purchases and related costs	11,858	10,544	22,775	21,867
Field operating costs	350	333	708	690
General and administrative expenses	95	87	192	174
Depreciation and amortization	257	260	511	517
(Gains)/losses on asset sales, net	1	3	1	(150)
Total costs and expenses	12,561	11,227	24,187	23,098

OPERATING INCOME	372	375	741	845

OTHER INCOME/(EXPENSE)
Equity earnings in unconsolidated entities	106	89	201	178
Interest expense (net of capitalized interest of $2, $3, $4, and $5, respectively)	(96)	(95)	(190)	(193)
Other income, net	8	20	3	85

INCOME BEFORE TAX	390	389	755	915
Current income tax expense	(69)	(20)	(123)	(81)
Deferred income tax (expense)/benefit	(5)	(36)	21	(58)

NET INCOME	316	333	653	776
Net income attributable to noncontrolling interests	(277)	(285)	(572)	(659)
NET INCOME ATTRIBUTABLE TO PAGP	$39	$48	$81	$117

Basic and diluted weighted average Class A shares outstanding	197	195	197	195

Basic and diluted net income per Class A share	$0.20	$0.25	$0.41	$0.60

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Net income	$316	$333	$653	$776
Other comprehensive income/(loss)	(33)	85	(104)	85
Comprehensive income	283	418	549	861
Comprehensive income attributable to noncontrolling interests	(253)	(346)	(497)	(720)
Comprehensive income attributable to PAGP	$30	$72	$52	$141

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
(in millions)

	Derivative Instruments	Translation Adjustments	Total
	(unaudited)
Balance at December 31, 2023	$(81)	$(755)	$(836)

Reclassification adjustments	5	—	5
Unrealized gain on hedges	18	—	18
Currency translation adjustments	—	(127)	(127)
Total period activity	23	(127)	(104)
Balance at June 30, 2024	$(58)	$(882)	$(940)

	Derivative Instruments	Translation Adjustments	Other	Total
	(unaudited)
Balance at December 31, 2022	$(107)	$(846)	$(1)	$(954)

Reclassification adjustments	5	—	—	5
Unrealized gain on hedges	2	—	—	2
Currency translation adjustments	—	77	—	77
Other	—	—	1	1
Total period activity	7	77	1	85
Balance at June 30, 2023	$(100)	$(769)	$—	$(869)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended June 30,
	2024	2023
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$653	$776
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	511	517
(Gains)/losses on asset sales, net	1	(150)
Deferred income tax expense/(benefit)	(21)	58
(Gain)/loss on foreign currency revaluation	(17)	1
Settlement of terminated interest rate hedging instruments (Note 7)	57	80
Change in fair value of Preferred Distribution Rate Reset Option (Note 7)	—	(58)
Equity earnings in unconsolidated entities	(201)	(178)
Distributions on earnings from unconsolidated entities	250	219
Other	38	35
Changes in assets and liabilities, net of acquisitions	(201)	329
Net cash provided by operating activities	1,070	1,629

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in connection with acquisitions, net of cash acquired	(111)	—
Investments in unconsolidated entities	(3)	(19)
Additions to property, equipment and other	(296)	(267)
Cash paid for purchases of linefill	(16)	(14)
Proceeds from sales of assets	6	284
Cash received from sales of linefill	—	9
Other investing activities	2	1
Net cash used in investing activities	(418)	(6)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under PAA commercial paper program (Note 5)	(433)	—
Proceeds from the issuance of PAA senior notes (Note 5)	650	—
Repayments of PAA senior notes	—	(400)
Distributions paid to Class A shareholders (Note 6)	(125)	(104)
Distributions paid to noncontrolling interests (Note 6)	(645)	(536)
Contributions from noncontrolling interests	24	—
Other financing activities	(14)	(59)
Net cash used in financing activities	(543)	(1,099)

Effect of translation adjustment	(6)	8

Net increase in cash and cash equivalents and restricted cash	103	532
Cash and cash equivalents and restricted cash, beginning of period	453	404
Cash and cash equivalents and restricted cash, end of period	$556	$936

Cash paid for:
Interest, net of amounts capitalized	$180	$188
Income taxes, net of amounts refunded	$193	$8

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(in millions)

	Class A Shareholders	Noncontrolling Interests	Total Partners’ Capital
	(unaudited)
Balance at December 31, 2023	$1,548	$13,424	$14,972
Net income	81	572	653
Distributions (Note 6)	(125)	(645)	(770)
Other comprehensive loss	(29)	(75)	(104)
Contributions from noncontrolling interests	—	24	24
Other	15	10	25
Balance at June 30, 2024	$1,490	$13,310	$14,800

	Class A Shareholders	Noncontrolling Interests	Total Partners’ Capital
	(unaudited)
Balance at March 31, 2024	$1,518	$13,360	$14,878
Net income	39	277	316
Distributions (Note 6)	(63)	(320)	(383)
Other comprehensive loss	(9)	(24)	(33)
Contributions from noncontrolling interests	—	12	12
Other	5	5	10
Balance at June 30, 2024	$1,490	$13,310	$14,800

	Class A Shareholders	Noncontrolling Interests	Total Partners’ Capital
	(unaudited)
Balance at December 31, 2022	$1,524	$13,114	$14,638
Net income	117	659	776
Distributions	(104)	(542)	(646)
Other comprehensive income	24	61	85
Other	7	7	14
Balance at June 30, 2023	$1,568	$13,299	$14,867

	Class A Shareholders	Noncontrolling Interests	Total Partners’ Capital
	(unaudited)
Balance at March 31, 2023	$1,544	$13,220	$14,764
Net income	48	285	333
Distributions	(52)	(270)	(322)
Other comprehensive income	24	61	85
Other	4	3	7
Balance at June 30, 2023	$1,568	$13,299	$14,867

 The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Basis of Consolidation and Presentation

Organization

Plains GP Holdings, L.P. (“PAGP”) is a Delaware limited partnership formed in 2013 that has elected to be taxed as a corporation for United States federal income tax purposes. PAGP does not directly own any operating assets; as of June 30, 2024, its principal source of cash flow is derived from an indirect investment in Plains All American Pipeline, L.P. (“PAA”), a publicly traded Delaware limited partnership. As used in this Form 10-Q and unless the context indicates otherwise (taking into account the fact that PAGP has no operating activities apart from those conducted by PAA and its subsidiaries), the terms “Partnership,” “we,” “us,” “our,” “ours” and similar terms refer to PAGP and its subsidiaries.

As of June 30, 2024, we owned an approximate 85% limited partner interest in Plains AAP L.P. (“AAP”) through our ownership of approximately 197.3 million Class A units of AAP (“AAP Units”). We also own a 100% managing member interest in Plains All American GP LLC (“GP LLC”), a Delaware limited liability company that holds the non-economic general partner interest in AAP. AAP is a Delaware limited partnership that, as of June 30, 2024, directly owned a limited partner interest in PAA through its ownership of approximately 232.7 million PAA common units (approximately 30% of PAA’s total outstanding common units and Series A preferred units combined). AAP is the sole member of PAA GP LLC (“PAA GP”), a Delaware limited liability company that directly holds the non-economic general partner interest in PAA.

PAA’s business model integrates large-scale supply aggregation capabilities with the ownership and operation of critical midstream infrastructure systems that connect major producing regions to key demand centers and export terminals. As one of the largest crude oil midstream service providers in North America, PAA owns an extensive network of pipeline transportation, terminalling, storage and gathering assets in key crude oil and natural gas liquids (“NGL”) producing basins (including the Permian Basin) and transportation corridors and at major market hubs in the United States and Canada. PAA’s assets and the services it provides are primarily focused on and conducted through two operating segments: Crude Oil and NGL. See Note 10 for further discussion of our operating segments.

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Definitions

Additional defined terms are used in this Form 10-Q and shall have the meanings indicated below:

AOCI	=	Accumulated other comprehensive income/(loss)
ASC	=	Accounting Standards Codification
ASU	=	Accounting Standards Update
Bcf	=	Billion cubic feet
Btu	=	British thermal unit
CAD	=	Canadian dollar
CODM	=	Chief Operating Decision Maker
EBITDA	=	Earnings before interest, taxes, depreciation and amortization
EPA	=	United States Environmental Protection Agency
FASB	=	Financial Accounting Standards Board
GAAP	=	Generally accepted accounting principles in the United States
ICE	=	Intercontinental Exchange
ISDA	=	International Swaps and Derivatives Association
LTIP	=	Long-term incentive plan
Mcf	=	Thousand cubic feet
MMbls	=	Million barrels
NGL	=	Natural gas liquids, including ethane, propane and butane
NYMEX	=	New York Mercantile Exchange
OECD	=	Organisation for Economic Co-operation and Development
SEC	=	United States Securities and Exchange Commission
SOFR	=	Secured Overnight Financing Rate
TWh	=	Terawatt hour
USD	=	United States dollar
WTI	=	West Texas Intermediate

Basis of Consolidation and Presentation

The accompanying unaudited condensed consolidated interim financial statements and related notes thereto should be read in conjunction with our 2023 Annual Report on Form 10-K. The accompanying condensed consolidated financial statements include the accounts of PAGP and all of its wholly owned subsidiaries and those entities that it controls. Investments in entities over which we have significant influence but not control are accounted for by the equity method. We apply proportionate consolidation for pipelines and other assets in which we own undivided joint interests. The financial statements have been prepared in accordance with the instructions for interim reporting as set forth by the SEC. The condensed consolidated balance sheet data as of December 31, 2023 was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and six months ended June 30, 2024 should not be taken as indicative of results to be expected for the entire year. All adjustments (consisting only of normal recurring adjustments) that in the opinion of management were necessary for a fair statement of the results for the interim periods have been reflected. All significant intercompany balances and transactions have been eliminated in consolidation, and certain reclassifications have been made to information from previous years to conform to the current presentation.

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

With the exception of a deferred tax asset of $1.221 billion and $1.239 billion as of June 30, 2024 and December 31, 2023, respectively, substantially all assets and liabilities presented on PAGP’s Condensed Consolidated Balance Sheets are those of PAA. Only the assets of each respective VIE can be used to settle the obligations of that individual VIE, and the creditors of each/either of those VIEs do not have recourse against the general credit of PAGP. PAGP did not provide any financial support to PAA or AAP during the six months ended June 30, 2024 or the year ended December 31, 2023. See Note 16 to our Consolidated Financial Statements included in Part IV of our 2023 Annual Report on Form 10-K for information regarding the Omnibus Agreement entered into by the Plains Entities on November 15, 2016.

Subsequent Events

Subsequent events have been evaluated through the financial statements issuance date and have been included in the following footnotes where applicable.

Recent Accounting Pronouncements, Disclosure Rules and Other Legislation

Except as discussed in our 2023 Annual Report on Form 10-K, there have been no new accounting pronouncements that have become effective or have been issued during the six months ended June 30, 2024 that are of significance or potential significance to us.

SEC Climate Disclosure Rules

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

International Tax Reform

Recently, several countries, including Canada, have enacted legislation to implement key aspects of the global minimum top-up tax in accordance with the Pillar Two model rules of the OECD tax framework. We continue to evaluate the new legislation, but do not currently expect a material impact on our financial position, results of operations or cash flows.

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

Revenues from Contracts with Customers. The following tables present our revenues from contracts with customers disaggregated by segment and type of activity (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Crude Oil segment revenues from contracts with customers
Sales	$12,327	$10,937	$23,513	$22,318
Transportation	295	255	595	505
Terminalling, Storage and Other	95	94	187	185
Total Crude Oil segment revenues from contracts with customers	$12,717	$11,286	$24,295	$23,008

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
NGL segment revenues from contracts with customers
Sales	$302	$232	$902	$885
Transportation	9	8	18	15
Terminalling, Storage and Other	19	23	40	52
Total NGL segment revenues from contracts with customers	$330	$263	$960	$952

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

Three Months Ended June 30, 2024	Crude Oil	NGL	Total
Revenues from contracts with customers	$12,717	$330	$13,047
Other revenues	18	(37)	(19)
Total revenues of reportable segments	$12,735	$293	$13,028
Intersegment revenues elimination			(95)
Total revenues			$12,933

Three Months Ended June 30, 2023	Crude Oil	NGL	Total
Revenues from contracts with customers	$11,286	$263	$11,549
Other revenues	9	118	127
Total revenues of reportable segments	$11,295	$381	$11,676
Intersegment revenues elimination			(74)
Total revenues			$11,602

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2024	Crude Oil	NGL	Total
Revenues from contracts with customers	$24,295	$960	$25,255
Other revenues	22	(159)	(137)
Total revenues of reportable segments	$24,317	$801	$25,118
Intersegment revenues elimination			(190)
Total revenues			$24,928

Six Months Ended June 30, 2023	Crude Oil	NGL	Total
Revenues from contracts with customers	$23,008	$952	$23,960
Other revenues	45	119	164
Total revenues of reportable segments	$23,053	$1,071	$24,124
Intersegment revenues elimination			(181)
Total revenues			$23,943

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

Counterparty Deficiencies	Financial Statement Classification	June 30, 2024	December 31, 2023
Billed and collected	Other current liabilities	$63	$77

Contract Balances. Our contract balances consist of amounts received associated with services or sales for which we have not yet completed the related performance obligation. The following table presents the changes in the liability balance associated with contracts with customers (in millions):

Contract Liabilities
Balance at December 31, 2023	$228
Amounts recognized as revenue	(27)
Additions	23
Other	(7)
Balance at June 30, 2024	$217

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Remaining Performance Obligations. The information below includes the amount of consideration allocated to partially and wholly unsatisfied remaining performance obligations under contracts that existed as of the end of the periods and the timing of revenue recognition of those remaining performance obligations. Certain contracts meet the requirements for the presentation as remaining performance obligations. These contracts include a fixed minimum level of service, typically a set volume of service, and do not contain any variability other than expected timing within a limited range. The following table presents the amount of consideration associated with remaining performance obligations for the population of contracts with external customers meeting the presentation requirements as of June 30, 2024 (in millions):

	Remainder of 2024	2025	2026	2027	2028	2029 and Thereafter
Pipeline revenues supported by minimum volume commitments and capacity agreements (1)	$201	$402	$265	$215	$180	$234
Terminalling, storage and other agreement revenues	129	201	161	146	113	708
Total	$330	$603	$426	$361	$293	$942

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

Trade Accounts Receivable and Other Receivables, Net

At June 30, 2024 and December 31, 2023, substantially all of our trade accounts receivable were less than 30 days past their invoice date. Our expected credit losses are immaterial. Although we consider our credit procedures to be adequate to mitigate any significant credit losses, the actual amount of current and future credit losses could vary significantly from estimated amounts.

The following is a reconciliation of trade accounts receivable from revenues from contracts with customers to total Trade accounts receivable and other receivables, net as presented on our Condensed Consolidated Balance Sheets (in millions):

	June 30, 2024	December 31, 2023
Trade accounts receivable arising from revenues from contracts with customers	$4,254	$3,999
Other trade accounts receivables and other receivables (1)	8,445	7,535
Impact due to contractual rights of offset with counterparties	(8,491)	(7,774)
Trade accounts receivable and other receivables, net	$4,208	$3,760

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

On a weighted-average basis, for each of the three and six months ended June 30, 2024, the possible exchange of 35 million AAP units would not have had a dilutive effect on basic net income per Class A share. On a weighted-average basis, for each of the three and six months ended June 30, 2023, the possible exchange of 46 million AAP units would not have had a dilutive effect on basic net income per Class A share. For each of the three and six months ended June 30, 2024 and 2023, our PAGP LTIP awards were dilutive; however, this did not change the presentation of diluted weighted average Class A shares outstanding or diluted net income per Class A share.

The following table sets forth the computation of basic and diluted net income per Class A share (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic and Diluted Net Income per Class A Share
Net income attributable to PAGP	$39	$48	$81	$117
Basic and diluted weighted average Class A shares outstanding	197	195	197	195

Basic and diluted net income per Class A share	$0.20	$0.25	$0.41	$0.60

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 4—Inventory, Linefill and Long-term Inventory

Inventory, linefill and long-term inventory consisted of the following (barrels in thousands and carrying value in millions):

	June 30, 2024				December 31, 2023
	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)
Inventory
Crude oil	4,767	barrels	$340	$71.32	5,877	barrels	$383	$65.17
NGL	6,276	barrels	148	$23.58	5,957	barrels	154	$25.85
Other	N/A		14	N/A	N/A		11	N/A
Inventory subtotal			502				548

Linefill
Crude oil	15,581	barrels	915	$58.73	15,409	barrels	909	$58.99
NGL	2,223	barrels	65	$29.24	2,168	barrels	67	$30.90
Linefill subtotal			980				976

Long-term inventory
Crude oil	3,267	barrels	257	$78.67	3,256	barrels	232	$71.25
NGL	1,355	barrels	33	$24.35	1,326	barrels	33	$24.89
Long-term inventory subtotal			290				265

Total			$1,772				$1,789

(1)Price per unit of measure is comprised of a weighted average associated with various grades, qualities and locations. Accordingly, these prices may not coincide with any published benchmarks for such products.

Note 5—Debt

Debt consisted of the following (in millions):

	June 30, 2024	December 31, 2023
SHORT-TERM DEBT
PAA commercial paper notes, bearing a weighted-average interest rate of 5.8% (1)	$—	$433
PAA senior notes:
3.60% senior notes due November 2024 (2)	750	—
Other	15	13
Total short-term debt	765	446

LONG-TERM DEBT
PAA senior notes, net of unamortized discounts and debt issuance costs of $44 and $41, respectively (2)	7,139	7,242
Other	72	63
Total long-term debt	7,211	7,305
Total debt (3)	$7,976	$7,751

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1)We classified these PAA commercial paper notes as short-term as of December 31, 2023, as these notes were primarily designated as working capital borrowings, were required to be repaid within one year and were primarily for hedged NGL and crude oil inventory and NYMEX and ICE margin deposits.
(2)As of December 31, 2023, we classified PAA’s $750 million, 3.60% senior notes due November 2024 as long-term based on our ability and intent to refinance the notes on a long-term basis at that time.
(3)PAA’s fixed-rate senior notes had a face value of approximately $7.9 billion and $7.3 billion as of June 30, 2024 and December 31, 2023, respectively. We estimated the aggregate fair value of these notes as of June 30, 2024 and December 31, 2023 to be approximately $7.4 billion and $6.9 billion, respectively. PAA’s fixed-rate senior notes are traded among institutions, and these trades are routinely published by a reporting service. Our determination of fair value is based on reported trading activity near the end of the reporting period. We estimate that the carrying value of outstanding borrowings under PAA’s commercial paper program approximates fair value as interest rates reflect current market rates. The fair value estimates for PAA’s senior notes and commercial paper program are based upon observable market data and are classified in Level 2 of the fair value hierarchy.

Senior Notes

In June 2024, PAA completed the offering of $650 million, 5.70% senior notes due September 2034 at a public offering price of 99.953%. Interest payments are due on March 15 and September 15 of each year, commencing on March 15, 2025.

Borrowings and Repayments

Total borrowings under the PAA commercial paper program for the six months ended June 30, 2024 and 2023 were approximately $20.6 billion and $1.5 billion, respectively. Total repayments under the PAA commercial paper program were approximately $21.0 billion and $1.5 billion for the six months ended June 30, 2024 and 2023, respectively. The variance in total gross borrowings and repayments is impacted by various business and financial factors including, but not limited to, the timing, average term and method of general partnership borrowing activities.

Letters of Credit

In connection with our merchant activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil and NGL. Additionally, we issue letters of credit to support insurance programs, derivative transactions, including hedging-related margin obligations, and construction activities. At June 30, 2024 and December 31, 2023, we had outstanding letters of credit of $143 million and $205 million, respectively.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 6—Partners’ Capital and Distributions

Shares Outstanding

The following tables present the activity for our Class A shares, Class B shares and Class C shares:

	Class A Shares	Class B Shares	Class C Shares
Outstanding at December 31, 2023	196,416,760	36,237,168	539,445,289
Exchange Right exercises (1)	835,499	(835,499)	—
Other	—	—	62,282
Outstanding at March 31, 2024	197,252,259	35,401,669	539,507,571
Exchange Right exercises (1)	11,438	(11,438)	—
Other	—	—	10,268
Outstanding at June 30, 2024	197,263,697	35,390,231	539,517,839

	Class A Shares	Class B Shares	Class C Shares
Outstanding at December 31, 2022	194,407,642	46,205,947	528,442,538
Conversion of AAP Management Units (1) (2)	—	388,839	—
Redemption Right exercises (1)	—	(181,916)	181,916
Other	—	—	35,508
Outstanding at March 31, 2023	194,407,642	46,412,870	528,659,962
Exchange Right exercises (1)	1,554,000	(1,554,000)	—
Redemption Right exercises (1)	—	(60,354)	60,354
Outstanding at June 30, 2023	195,961,642	44,798,516	528,720,316

(1)See Note 11 to our Consolidated Financial Statements included in Part IV of our 2023 Annual Report on Form 10-K for information regarding conversions of AAP Management Units, Exchange Rights and Redemption Rights.
(2)Following this conversion, no AAP Management Units remain outstanding.

Distributions

The following table details distributions to our Class A shareholders paid during or pertaining to the first six months of 2024 (in millions, except per share data):

Distribution Payment Date	Distributions to Class A Shareholders	Distributions per Class A Share
August 14, 2024 (1)	$63	$0.3175
May 15, 2024	$63	$0.3175
February 14, 2024	$63	$0.3175

(1)Payable to shareholders of record at the close of business on July 31, 2024 for the period from April 1, 2024 through June 30, 2024.

Consolidated Subsidiaries

Noncontrolling Interests in Subsidiaries

As of June 30, 2024, noncontrolling interests in our subsidiaries consisted of (i) limited partner interests in PAA including a 70% interest in PAA’s common units and PAA’s Series A preferred units combined and 100% of PAA’s Series B preferred units, (ii) an approximate 15% limited partner interest in AAP, (iii) a 35% interest in Plains Oryx Permian Basin LLC (the “Permian JV”), (iv) a 30% interest in Cactus II Pipeline LLC (“Cactus II”) and (v) a 33% interest in Red River Pipeline Company LLC (“Red River”).

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Subsidiary Distributions

PAA Series A Preferred Unit Distributions. Distributions on PAA’s Series A preferred units accumulate and are payable quarterly within 45 days following the end of each quarter. See Note 11 to our Consolidated Financial Statements included in Part IV of our 2023 Annual Report on Form 10-K for additional information regarding PAA Series A preferred unit distributions. The following table details distributions to PAA’s Series A preferred unitholders paid during or pertaining to the first six months of 2024 (in millions, except per unit data):

	Series A Preferred Unitholders
Distribution Payment Date	Cash Distribution	Distribution per Unit
August 14, 2024 (1)	$44	$0.615
May 15, 2024	$44	$0.615
February 14, 2024	$44	$0.615

(1)Payable to unitholders of record at the close of business on July 31, 2024 for the period from April 1, 2024 through June 30, 2024. At June 30, 2024, such amount was accrued as distributions payable in “Other current liabilities” on our Condensed Consolidated Balance Sheet.

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

	Series B Preferred Unitholders
Distribution Payment Date	Cash Distribution	Distribution per Unit
August 15, 2024 (1)	$20	$24.77
May 15, 2024	$19	$24.20
February 15, 2024	$20	$24.92

(1)Payable to unitholders of record at the close of business on August 1, 2024 for the period from May 15, 2024 through August 14, 2024. At June 30, 2024, approximately $10 million of accrued distributions payable to PAA’s Series B preferred unitholders was included in “Other current liabilities” on our Condensed Consolidated Balance Sheet.

PAA Common Unit Distributions. The following table details distributions to PAA’s common unitholders paid during or pertaining to the first six months of 2024 (in millions, except per unit data):

	Distributions			Distribution per Common Unit
	Common Unitholders		Total Cash Distribution
Distribution Payment Date	Public	AAP
August 14, 2024 (1)	$149	$74	$223	$0.3175
May 15, 2024	$149	$74	$223	$0.3175
February 14, 2024	$149	$74	$223	$0.3175

(1)Payable to unitholders of record at the close of business on July 31, 2024 for the period from April 1, 2024 through June 30, 2024.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AAP Distributions. The following table details the distributions to AAP’s partners paid during or pertaining to the first six months of 2024 from distributions received from PAA (in millions):

	Distributions to AAP’s Partners
Distribution Payment Date	Noncontrolling Interests	PAGP	Total Cash Distribution
August 14, 2024 (1)	$11	$63	$74
May 15, 2024	$11	$63	$74
February 14, 2024	$11	$63	$74

(1)Payable to unitholders of record at the close of business on July 31, 2024 for the period from April 1, 2024 through June 30, 2024.

Consolidated Joint Venture Distributions. The following table details distributions paid to noncontrolling interests in consolidated joint ventures during the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Permian JV	$74	$53	$148	$111
Cactus II	16	15	37	29
Red River	7	5	13	11
	$97	$73	$198	$151

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2024 and December 31, 2023, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings. Although we may be required to post margin on our exchange-traded derivatives transacted through a clearing brokerage account, as described below, we do not require our non-cleared derivative counterparties to post collateral with us.

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

In the normal course of our operations, we purchase and sell commodities. We use derivatives to manage the associated risks and to optimize profits. As of June 30, 2024, net derivative positions related to these activities included:

•A net long position of 6.5 million barrels associated with our crude oil purchases, which was unwound ratably during July 2024 to match monthly average pricing.
•A net short time spread position of 4.3 million barrels, which hedges a portion of our anticipated crude oil lease gathering purchases through August 2025.
•A net crude oil basis spread position of 5.9 million barrels at multiple locations through November 2025. These derivatives allow us to lock in grade and location basis differentials.
•A net short position of 15.4 million barrels through March 2026 related to anticipated net sales of crude oil and NGL inventory.

We purchase natural gas for processing and operational needs. Additionally, we purchase NGL mix for fractionation and sell the resulting individual specification products (including ethane, propane, butane and condensate). In conjunction with these activities, we hedge the price risk associated with the purchase of the natural gas and the subsequent sale of the individual specification products. The following table summarizes our open derivative positions utilized to hedge the price risk associated with anticipated purchases and sales related to our natural gas processing and NGL fractionation activities as of June 30, 2024:

Notional Volume
	(Short)/Long	Remaining Tenor
Natural gas purchases	53.5 Bcf	December 2025
Propane sales	(9.2) MMbls	December 2025
Butane sales	(2.1) MMbls	December 2025
Condensate sales	(2.0) MMbls	March 2025
Fuel gas requirements (1)	4.9 Bcf	December 2025
Power supply requirements (1)	2.3 TWh	December 2030

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Our commodity derivatives are not designated in a hedging relationship for accounting purposes; as such, changes in the fair value are reported in earnings. The following table summarizes the impact of our commodity derivatives recognized in earnings (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Product sales revenues	$(51)	$119	$(224)	$118
Field operating costs	(10)	6	(26)	(13)
Net gain/(loss) from commodity derivative activity	$(61)	$125	$(250)	$105

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

	June 30, 2024	December 31, 2023
Initial margin	$59	$77
Variation margin posted/(returned)	123	(65)
Letters of credit	(25)	(25)
Net broker receivable/(payable)	$157	$(13)

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

	June 30, 2024				December 31, 2023
			Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet			Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Commodity Derivatives				Commodity Derivatives
	Assets	Liabilities			Assets	Liabilities
Derivative Assets
Other current assets	$29	$(118)	$157	$68	$153	$(79)	$(13)	$61
Other long-term assets, net	3	(1)	—	2	3	—	—	3
Derivative Liabilities
Other current liabilities	1	(58)	—	(57)	1	(64)	—	(63)
Other long-term liabilities and deferred credits	1	(26)	—	(25)	1	(15)	—	(14)
Total	$34	$(203)	$157	$(12)	$158	$(158)	$(13)	$(13)

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the terms of our outstanding interest rate derivatives as of June 30, 2024 (notional amounts in millions):

Hedged Transaction	Number and Types of Derivatives Employed	Notional Amount	Expected Termination Date	Average Rate Locked	Accounting Treatment
Anticipated interest payments	8 forward starting swaps (30-year)	$200	6/15/2026	3.09%	Cash flow hedge

During the three months ended June 30, 2024, we terminated $100 million of notional interest hedging instruments for proceeds of $57 million, which was recorded in AOCI. As of June 30, 2024, there was a net loss of $58 million deferred in AOCI. The deferred net loss recorded in AOCI is expected to be reclassified to future earnings contemporaneously with interest expense accruals associated with underlying debt instruments. We estimate that substantially all of the remaining deferred loss will be reclassified to earnings through 2056 as the underlying hedged transactions impact earnings. A portion of these amounts is based on market prices as of June 30, 2024; thus, actual amounts to be reclassified will differ and could vary materially as a result of changes in market conditions.

The following table summarizes the net unrealized gain recognized in AOCI for derivatives (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest rate derivatives, net	$5	$8	$18	$2

At June 30, 2024, the net fair value of our interest rate hedges, which were included in “Other long-term assets, net” on our Condensed Consolidated Balance Sheet, totaled $16 million. At December 31, 2023, the net fair value of these hedges totaled $51 million and $4 million, which were included in “Other current assets” and “Other long-term assets, net”, respectively.

Recurring Fair Value Measurements

Derivative Financial Assets and Liabilities

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis (in millions):

	Fair Value as of June 30, 2024			Fair Value as of December 31, 2023
Recurring Fair Value Measures (1)	Level 1	Level 2	Total	Level 1	Level 2	Total
Commodity derivatives	$(7)	$(162)	$(169)	$9	$(9)	$—
Interest rate derivatives	—	16	16	—	55	55
Total net derivative asset/(liability)	$(7)	$(146)	$(153)	$9	$46	$55

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Rollforward of Level 3 Net Asset/(Liability)

The Preferred Distribution Rate Reset Option was accounted for as an embedded derivative that was bifurcated from the related host contract and recorded at fair value. The Preferred Distribution Rate Reset Option was settled in January 2023 when PAA received notice that the Series A preferred unitholders elected the Preferred Distribution Rate Reset Option, which resulted in a gain of $58 million recognized in “Other income, net” in our Condensed Consolidated Statement of Operations for the six months ended June 30, 2023. See Note 12 to our Consolidated Financial Statements included in Part IV of our 2023 Annual Report on Form 10-K for additional information regarding the Preferred Distribution Rate Reset Option.

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the Preferred Distribution Rate Reset Option embedded derivative, which was classified as Level 3 in the fair value hierarchy (in millions):

Six Months Ended June 30, 2023
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

During the three and six months ended June 30, 2024 and 2023, we recognized sales and transportation revenues, purchased petroleum products and utilized transportation and storage services from related parties. These transactions were conducted at posted tariff rates or prices that we believe approximate market.

The impact to our Condensed Consolidated Statements of Operations from these transactions is included below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues from related parties	$11	$12	$22	$23

Purchases and related costs from related parties	$96	$101	$193	$200

Our receivable and payable amounts with these related parties as reflected on our Condensed Consolidated Balance Sheets were as follows (in millions):

	June 30, 2024	December 31, 2023
Trade accounts receivable and other receivables, net from related parties (1)	$43	$63

Trade accounts payable to related parties (1) (2)	$66	$72

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

At June 30, 2024, our estimated undiscounted reserve for environmental liabilities (excluding liabilities related to the Line 901 incident, as discussed further below) totaled $56 million, of which $12 million was classified as short-term and $44 million was classified as long-term. At December 31, 2023, our estimated undiscounted reserve for environmental liabilities (excluding liabilities related to the Line 901 incident) totaled $56 million, of which $10 million was classified as short-term and $46 million was classified as long-term. Such short-term liabilities are reflected in “Other current liabilities” and long-term liabilities are reflected in “Other long-term liabilities and deferred credits” on our Condensed Consolidated Balance Sheets. At both June 30, 2024 and December 31, 2023, we had recorded receivables (excluding receivables related to the Line 901 incident) totaling approximately $4 million for amounts probable of recovery under insurance and from third parties under indemnification agreements, approximately $1 million of which for each period is reflected in “Other long-term assets, net” and the remainder is reflected in “Trade accounts receivable and other receivables, net” on our Condensed Consolidated Balance Sheets.

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

Following an investigation and grand jury proceedings, in May of 2016, PAA was charged by a California state grand jury, pursuant to an indictment filed in California Superior Court, Santa Barbara County (the “May 2016 Indictment”), with alleged violations of California law in connection with the Line 901 incident. Fifteen charges from the May 2016 Indictment were the subject of a jury trial in California Superior Court in Santa Barbara County, and the jury returned a verdict on September 7, 2018, pursuant to which we were (i) found guilty on one felony discharge count and eight misdemeanor counts (which included one reporting count, one strict liability discharge count and six strict liability animal takings counts) and (ii) found not guilty on one strict liability animal takings count. The remaining counts were subsequently dismissed by the Court. On April 25, 2019, PAA was sentenced to pay fines and penalties in the aggregate amount of just under $3.35 million for the convictions covered by the September 2018 jury verdict (the “2019 Sentence”). The fines and penalties imposed in connection with the 2019 Sentence have been paid. In September 2021, the Superior Court concluded a series of hearings on the issue of whether there were any “direct victims” of the spill that are entitled to restitution under applicable criminal law. Through a series of final orders issued at the trial court level and without affecting any rights of the claimants under civil law, the Court dismissed the vast majority of the claims and ruled that the claimants were not entitled to restitution under applicable criminal laws. The Court did award an aggregate amount of less than $150,000 to a handful of claimants and we settled with approximately 40 claimants before the hearings for aggregate consideration that is not material. The prosecution and certain separately represented claimants appealed the Court’s rulings. The Appellate Court’s order resulted in approximately $275,000 of claims being remanded to the trial court for further adjudication and the affirmation of the trial court’s dismissal of all other claims.

We also received several individual lawsuits and claims from companies, governmental agencies and individuals alleging damages arising out of the Line 901 incident. These lawsuits and claims generally seek restitution, compensatory and punitive damages, and/or injunctive relief. The majority of these lawsuits have been settled or dismissed by the court. In addition to the other lawsuits disclosed herein, the following lawsuits remain: (i) a lawsuit in California Superior Court in Santa Barbara County for lost revenue or profit asserted by a former oil producer that declared bankruptcy and shut in its offshore production platform following the Line 901 incident, for which trial began in August 2024; (ii) a lawsuit filed by the California State Land Commission in California Superior Court in Santa Barbara County seeking lost royalties following the shut-down of Line 901, as well as costs related to the decommissioning of such platform, which is currently scheduled for trial in October 2024, and (iii) lawsuits filed in California Superior Court in Santa Barbara County by various companies and individuals who provided labor, goods, or services associated with oil production activities they claim were disrupted following the Line 901 incident, which lawsuits have not yet been set for trial. We are vigorously defending these remaining lawsuits and believe we have strong defenses.

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Additionally, a class action lawsuit was filed against us in United States District Court for the Central District of California in which the class plaintiffs seek a declaratory judgment that Plains’ right-of-way agreements would not allow Plains to lay a new pipeline to replace Line 901 and/or the non-operating segment of Line 903 without paying additional compensation. The purchaser of Line 901 and the Sisquoc to Pentland portion of Line 903 has assumed liability for these claims with respect to its interest in such acquired pipelines and Plains has been dismissed from this portion of the lawsuit. All other claims that were proceeding against Plains in this lawsuit have been settled or dismissed by the court.

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

Plains formally submitted claims for reimbursement of the Class Action Settlement to our insurance carriers on November 7, 2022. To date, we have received payment of approximately $3.6 million from one insurer, which represents the final payment obligation of such insurer and brings the total amount collected from all insurers under such program to $275 million of the $500 million policy limits as of June 30, 2024. Insurers responsible for $185 million of the remaining $225 million of coverage have formally communicated a denial of coverage for the Class Action Settlement, generally alleging that some or all damages encompassed by the Class Action Settlement are not covered by their policies and that all or some portion of the $275 million for which Plains has already received insurance reimbursement does not properly exhaust the underlying policies that paid those sums. The insurer responsible for the final $40 million of coverage under such insurance program has not yet accepted nor denied coverage. We have initiated final and binding arbitration proceedings against all of the insurers responsible for the remaining $225 million of coverage with respect to which we have not received reimbursement. We believe that our claim for reimbursement from our insurers of the Class Action Settlement payment is strong and that our ultimate recovery of such amounts is probable. Our belief is based on: (i) our analysis of the terms of the underlying insurance policies as applied to the facts and circumstances that comprise our claim for reimbursement, (ii) our experience with the cost submissions and timely collection of claims for the $275 million collected to date for this incident under the same insurance program as the denied claims, including from some of the same insurers who are now denying claims, (iii) our extensive legal review and assessment of the insurer’s claimed basis for denial of coverage, which review and assessment includes the advice of external legal counsel experienced in these type of matters and solidly supports our belief that our insurers are required to provide coverage based on the terms of the policies and the nature of our claims, and (iv) the financial strength of the insurance carriers as determined by an independent credit ratings agency. Various factors could impact the timing and amount of recovery of our insurance receivable, including future developments that adversely impact our assessment of the strength of our coverage claims, the outcome of any dispute resolution proceedings with respect to our coverage claims and the extent to which insurers may become insolvent in the future. An unfavorable resolution could have a material impact on our results of operations.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In connection with the foregoing, including the Class Action Settlement, we have made adjustments to our total estimated Line 901 costs and the portion of such costs that we believe are probable of recovery from insurance carriers, net of deductibles. Effective as of June 30, 2024, we estimate that the aggregate total costs we have incurred or will incur with respect to the Line 901 incident will be approximately $750 million, which includes actual and projected emergency response and clean-up costs, natural resource damage assessments, fines and penalties payable pursuant to the Consent Decree, certain third-party claims settlements (including the Class Action Settlement), and estimated costs associated with our remaining Line 901 lawsuits and claims as described above, as well as estimates for certain legal fees and statutory interest where applicable. We accrue such estimates of aggregate total costs to “Field operating costs” in our Condensed Consolidated Statements of Operations. This estimate considers our prior experience in environmental investigation and remediation matters and available data from, and in consultation with, our environmental and other specialists, as well as currently available facts and presently enacted laws and regulations. We have made assumptions for (i) the resolution of certain third-party claims and lawsuits, but excluding claims and lawsuits with respect to which losses are not probable and reasonably estimable, and excluding future claims and lawsuits and (ii) the nature, extent and cost of legal services that will be required in connection with all lawsuits, claims and other matters requiring legal or expert advice associated with the Line 901 incident. Our estimate does not include any lost revenue associated with the shutdown of Line 901 or 903 and does not include any liabilities or costs that are not reasonably estimable at this time or that relate to contingencies where we currently regard the likelihood of loss as being only reasonably possible or remote. We believe we have accrued adequate amounts for all probable and reasonably estimable costs; however, this estimate is subject to uncertainties associated with the assumptions that we have made. For example, with respect to potential losses that we regard as only reasonably possible or remote, we have made assumptions regarding the strength of our legal position based on our assessment of the relevant facts and applicable law and precedent; if our assumptions regarding such matters turn out to be inaccurate (i.e., we are found to be liable under circumstances where we regard the likelihood of loss as being only reasonably possible or remote), we could be responsible for significant costs and expenses that are not currently included in our estimates and accruals. In addition, for any potential losses that we regard as probable and for which we have accrued an estimate of the potential losses, our estimates regarding damages, legal fees, court costs and interest could turn out to be inaccurate and the actual losses we incur could be significantly higher than the amounts included in our estimates and accruals. Also, the amount of time it takes for us to resolve all of the current and future lawsuits and claims that relate to the Line 901 incident could turn out to be significantly longer than we have assumed, and as a result the costs we incur for legal services could be significantly higher than we have estimated. Accordingly, our assumptions and estimates may turn out to be inaccurate and our total costs could turn out to be materially higher; therefore, we can provide no assurance that we will not have to accrue significant additional costs in the future with respect to the Line 901 incident.

We did not recognize any costs, net of amounts probable of recovery from insurance carriers, during the six months ended June 30, 2024 and 2023. As of June 30, 2024, we had a remaining undiscounted gross liability of approximately $81 million related to the Line 901 incident, which aggregate amount is reflected in “Current liabilities” on our Condensed Consolidated Balance Sheet. As discussed above, we maintain insurance coverage, which is subject to certain exclusions and deductibles, in the event of such liabilities. As of June 30, 2024, our incurred costs for the Line 901 incident have exceeded our insurance coverage limit of $500 million related to our 2015 insurance program applicable to the Line 901 incident by $250 million. Through June 30, 2024, we had collected, subject to customary reservations, approximately $280 million out of the $505 million of release costs that we believe are probable of recovery from insurance carriers (including the 2015 insurance program and our directors and officers (D&O) insurance policies), net of deductibles. Therefore, as of June 30, 2024, we have recognized a receivable of approximately $225 million for the portion of the release costs that we believe is probable of recovery from insurance, net of deductibles and amounts already collected. We anticipate that the process to enforce our coverage claims with respect to the Class Action Settlement will take time and, accordingly, have classified the related receivable amounts as short-term and long-term based on the resolution status of the process as of the balance sheet date. As of June 30, 2024, we have classified $175 million of the receivable as a short-term asset in “Trade accounts receivable and other receivables, net” with the remaining $50 million recognized as a long-term asset in “Other long-term assets, net” on our Condensed Consolidated Balance Sheet. As of December 31, 2023, we classified $225 million as a long-term asset in “Other long-term assets, net” on our Condensed Consolidated Balance Sheet.

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other Litigation Matters. On July 19, 2022, Hartree Natural Gas Storage, LLC (“Hartree”) filed a lawsuit under seal in the Superior Court for the State of Delaware asserting claims against PAA Natural Gas Storage, L.P. (“PNGS”) and PAA arising out of a Membership Interest Purchase Agreement relating to the 2021 sale of the Pine Prairie Energy Center natural gas storage facility to Hartree. A bifurcated bench and jury trial was held in May of 2024, with the jury deciding claims asserted against PAA (“PAA claims”) and the court to decide the claims asserted against PNGS (“PNGS claims”). The jury found PAA liable but awarded $0 damages on the PAA claims. We are still awaiting a verdict from the court on the PNGS claims and an entry of judgement on the PAA claims. We expect that the outcome of the lawsuit will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables reflect certain financial data for each segment (in millions):

	Crude Oil	NGL	Intersegment Revenues Elimination	Total
Three Months Ended June 30, 2024
Revenues (1):
Product sales	$12,330	$253	$(90)	$12,493
Services	405	40	(5)	440
Total revenues	$12,735	$293	$(95)	$12,933
Equity earnings in unconsolidated entities	$106	$—		$106
Segment Adjusted EBITDA	$576	$94		$670
Maintenance capital expenditures	$41	$20		$61

Three Months Ended June 30, 2023
Revenues (1):
Product sales	$10,925	$346	$(70)	$11,201
Services	370	35	(4)	401
Total revenues	$11,295	$381	$(74)	$11,602
Equity earnings in unconsolidated entities	$89	$—		$89
Segment Adjusted EBITDA	$529	$62		$591
Maintenance capital expenditures	$36	$26		$62

Six Months Ended June 30, 2024
Revenues (1):
Product sales	$23,505	$712	$(178)	$24,039
Services	812	89	(12)	889
Total revenues	$24,317	$801	$(190)	$24,928
Equity earnings in unconsolidated entities	$201	$—		$201
Segment Adjusted EBITDA	$1,130	$253		$1,383
Maintenance capital expenditures	$87	$31		$118

Six Months Ended June 30, 2023
Revenues (1):
Product sales	$22,333	$982	$(170)	$23,145
Services	720	89	(11)	798
Total revenues	$23,053	$1,071	$(181)	$23,943
Equity earnings in unconsolidated entities	$178	$—		$178
Segment Adjusted EBITDA	$1,046	$254		$1,300
Maintenance capital expenditures	$67	$42		$109

(1)Segment revenues include intersegment amounts that are eliminated in Purchases and related costs. Intersegment activities are conducted at posted tariff rates where applicable, or otherwise at rates similar to those charged to third parties or rates that we believe approximate market at the time the agreement is executed or renegotiated.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Segment Adjusted EBITDA Reconciliation

The following table reconciles Segment Adjusted EBITDA to Net income attributable to PAGP (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Segment Adjusted EBITDA	$670	$591	$1,383	$1,300
Adjustments: (1)
Depreciation and amortization of unconsolidated entities (2)	(17)	(24)	(37)	(47)
Derivative activities and inventory valuation adjustments (3)	(24)	86	(184)	(6)
Long-term inventory costing adjustments (4)	(10)	(2)	24	(31)
Deficiencies under minimum volume commitments, net (5)	(7)	2	5	9
Equity-indexed compensation expense (6)	(10)	(8)	(19)	(17)
Foreign currency revaluation (7)	3	(19)	24	(15)
Segment amounts attributable to noncontrolling interests in consolidated joint ventures (8)	133	103	261	200
Unallocated general and administrative expenses (9)	(2)	(2)	(3)	(3)
Depreciation and amortization	(257)	(260)	(511)	(517)
Gains/(losses) on asset sales, net	(1)	(3)	(1)	150
Interest expense, net	(96)	(95)	(190)	(193)
Other income, net	8	20	3	85
Income before tax	390	389	755	915
Income tax expense	(74)	(56)	(102)	(139)
Net income	316	333	653	776
Net income attributable to noncontrolling interests	(277)	(285)	(572)	(659)
Net income attributable to PAGP	$39	$48	$81	$117

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

Our discussion and analysis includes the following:

•Executive Summary
•Results of Operations
•Liquidity and Capital Resources
•Recent Accounting Pronouncements
•Forward-Looking Statements

Executive Summary

Company Overview

We are a Delaware limited partnership that has elected to be taxed as a corporation for United States federal income tax purposes. As of June 30, 2024, our sole cash-generating assets consisted of an approximate 85% limited partner interest in AAP. We also own a 100% managing member interest in GP LLC, which holds the non-economic general partner interest in AAP. As of June 30, 2024, AAP directly owned a limited partner interest in PAA through its ownership of approximately 232.7 million PAA common units (approximately 30% of PAA’s total outstanding common units and Series A preferred units combined). AAP is the sole member of PAA GP, which holds the non-economic general partner interest in PAA.

PAA’s business model integrates large-scale supply aggregation capabilities with the ownership and operation of critical midstream infrastructure systems that connect major producing regions to key demand centers and export terminals. As one of the largest crude oil midstream service providers in North America, PAA owns an extensive network of pipeline transportation, terminalling, storage and gathering assets in key crude oil and NGL producing basins (including the Permian Basin) and transportation corridors and at major market hubs in the United States and Canada. PAA’s assets and the services it provides are primarily focused on crude oil and NGL.

Overview of Operating Results

During the first six months of 2024, we recognized net income of $653 million compared to $776 million during the first six months of 2023. Net income for the 2023 period includes favorable impacts from gains on asset sales and the mark-to-market adjustment of the Preferred Distribution Rate Reset Option, contributing to the relative decrease in net income in 2024. Our Crude Oil segment results were more favorable for the first six months of 2024 compared to 2023 and our NGL segment results were relatively flat year-over-year.

See the “Results of Operations” section below for further discussion.

Results of Operations

Consolidated Results

The following table sets forth an overview of our consolidated financial results calculated in accordance with GAAP (in millions, except per share data):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2024	2023	$	%	2024	2023	$	%
Product sales revenues	$12,493	$11,201	$1,292	12%	$24,039	$23,145	$894	4%
Services revenues	440	401	39	10%	889	798	91	11%
Purchases and related costs	(11,858)	(10,544)	(1,314)	(12)%	(22,775)	(21,867)	(908)	(4)%
Field operating costs	(350)	(333)	(17)	(5)%	(708)	(690)	(18)	(3)%
General and administrative expenses	(95)	(87)	(8)	(9)%	(192)	(174)	(18)	(10)%
Depreciation and amortization	(257)	(260)	3	1%	(511)	(517)	6	1%
Gains/(losses) on asset sales, net	(1)	(3)	2	67%	(1)	150	(151)	(101)%
Equity earnings in unconsolidated entities	106	89	17	19%	201	178	23	13%
Interest expense, net	(96)	(95)	(1)	(1)%	(190)	(193)	3	2%
Other income, net	8	20	(12)	(60)%	3	85	(82)	(96)%
Income tax expense	(74)	(56)	(18)	(32)%	(102)	(139)	37	27%
Net income	316	333	(17)	(5)%	653	776	(123)	(16)%
Net income attributable to noncontrolling interests	(277)	(285)	8	3%	(572)	(659)	87	13%
Net income attributable to PAGP	$39	$48	$(9)	(19)%	$81	$117	$(36)	(31)%

Basic and diluted net income per Class A share	$0.20	$0.25	$(0.05)	**	$0.41	$0.60	$(0.19)	**
Basic and diluted weighted average Class A shares outstanding	197	195	2	**	197	195	2	**

**    Indicates that variance as a percentage is not meaningful.

Revenues and Purchases

Fluctuations in our consolidated revenues and purchases and related costs are primarily associated with our merchant activities and are generally explained by changes in commodity prices and the impact of gains and losses related to derivative instruments used to manage our commodity price exposure. Because both product sales revenues and purchases and related costs are generally based off of the same pricing indices, the market price of the commodities will not necessarily have an impact on the absolute margins related to those sales and purchases.

A majority of our sales and purchases are indexed to the prompt month price of the NYMEX Light, Sweet crude oil futures contract (“NYMEX Price”). The following table presents the range of the NYMEX Price over the last two years (in dollars per barrel):

	NYMEX Price
	Low	High	Average
Three Months Ended June 30, 2024	$73	$87	$81
Three Months Ended June 30, 2023	$67	$83	$74

Six Months Ended June 30, 2024	$70	$87	$79
Six Months Ended June 30, 2023	$67	$83	$75

Product sales revenues and purchases increased for the three and six months ended June 30, 2024 compared to the same periods in 2023 primarily due to higher commodity prices in the 2024 periods.

Revenues from services increased for the three and six months ended June 30, 2024 compared to the same periods in 2023 primarily due to higher pipeline volumes and tariff escalations, as well as the impact of acquisitions.

See further discussion of our net revenues (revenues less purchases and related costs) in the “—Analysis of Operating Segments” section below.

Field Operating Costs

See discussion of field operating costs in the “—Analysis of Operating Segments” section below.

General and Administrative Expenses

The increase in general and administrative expenses for the three and six months ended June 30, 2024 compared to the same periods in 2023 was primarily due to (i) higher information systems costs due to ongoing systems conversion and integration work and (ii) higher employee-related costs, including an increase in equity-indexed compensation expense (a portion of which is excluded in the calculation of Adjusted EBITDA and Segment Adjusted EBITDA).

Gains/(Losses) on Asset Sales, Net

The net gain on asset sales for the six months ended June 30, 2023 was primarily comprised of a gain of approximately $140 million related to the sale of our Keyera Fort Saskatchewan facility in the first quarter of 2023. See Note 7 to our Consolidated Financial Statements included in Part IV of our 2023 Annual Report on Form 10-K for additional information.

Equity Earnings

See discussion of Equity earnings in unconsolidated entities in the “—Analysis of Operating Segments” section below.

Other Income, Net

The following table summarizes the components impacting Other income, net (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net gain/(loss) on foreign currency revaluation (1)	$4	$14	$(7)	$14
Gain on mark-to-market adjustment of Preferred Distribution Rate Reset Option embedded derivative (2)	—	—	—	58
Interest income	4	6	9	12
Other	—	—	1	1
	$8	$20	$3	$85

(1)The activity during the periods presented was primarily related to the impact from the change in the USD to CAD exchange rate on the portion of our intercompany net investment that is not long-term in nature.
(2)See Note 7 to our Condensed Consolidated Financial Statements for additional information.

Income Tax (Expense)/Benefit

The net favorable income tax variance for the six months ended June 30, 2024 compared to the same period in 2023 was primarily due to the tax impact of (i) the Keyera Fort Saskatchewan divestiture in the first quarter of 2023 (ii) lower year-over-year income within our Canadian operations as impacted by fluctuations of derivative mark-to-market valuations and (iii) lower earnings at PAA on income attributable to PAGP, partially offset by (iv) higher income tax expense in the second quarter of 2024 associated with Canadian withholding tax on dividends from our Canadian entities to other Plains entities.

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

Non-GAAP Financial Performance Measures

Adjusted EBITDA is defined as earnings before interest expense, income tax (expense)/benefit, depreciation and amortization (including our proportionate share of depreciation and amortization, including write-downs related to cancelled projects and impairments, of unconsolidated entities), gains and losses on asset sales and gains or losses on investments in unconsolidated entities, adjusted for certain selected items impacting comparability. Adjusted EBITDA attributable to PAA excludes the portion of Adjusted EBITDA that is attributable to noncontrolling interests in consolidated joint venture entities.

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

The following table sets forth the reconciliation of the non-GAAP financial performance measures Adjusted EBITDA and Adjusted EBITDA attributable to PAA to Net Income (in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2024	2023	$	%	2024	2023	$	%
Net income	$316	$333	$(17)	(5)%	$653	$776	$(123)	(16)%
Interest expense, net	96	95	1	1%	190	193	(3)	(2)%
Income tax expense	74	56	18	32%	102	139	(37)	(27)%
Depreciation and amortization	257	260	(3)	(1)%	511	517	(6)	(1)%
(Gains)/losses on asset sales, net	1	3	(2)	(67)%	1	(150)	151	101%
Depreciation and amortization of unconsolidated entities (1)	17	24	(7)	(29)%	37	47	(10)	(21)%
Unallocated general and administrative expenses (2)	2	2	—	—%	3	3	—	—%
Selected Items Impacting Comparability:
Derivative activities and inventory valuation adjustments	24	(86)	110	**	184	6	178	**
Long-term inventory costing adjustments	10	2	8	**	(24)	31	(55)	**
Deficiencies under minimum volume commitments, net	7	(2)	9	**	(5)	(9)	4	**
Equity-indexed compensation expense	10	8	2	**	19	17	2	**
Foreign currency revaluation	(3)	19	(22)	**	(24)	15	(39)	**
Selected Items Impacting Comparability - Segment Adjusted EBITDA (3)	48	(59)	107	**	150	60	90	**
Mark-to-market adjustment of Preferred Distribution Rate Reset Option embedded derivative (4)	—	—	—	**	—	(58)	58	**
Foreign currency revaluation (5)	(4)	(14)	10	**	7	(14)	21	**
Selected Items Impacting Comparability - Adjusted EBITDA (6)	44	(73)	117	**	157	(12)	169	**
Adjusted EBITDA (6)	$807	$700	$107	15%	$1,654	$1,513	$141	9%
Adjusted EBITDA attributable to noncontrolling interests in consolidated joint ventures (7)	(133)	(103)	(30)	(29)%	(263)	(201)	(62)	(31)%
Adjusted EBITDA attributable to PAA	$674	$597	$77	13%	$1,391	$1,312	$79	6%

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
(6)Other income, net on our Condensed Consolidated Statements of Operations, adjusted for selected items impacting comparability (“Adjusted other income/(expense), net”) is included in Adjusted EBITDA and excluded from Segment Adjusted EBITDA.
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

Crude Oil Segment

Our Crude Oil segment operations generally consist of gathering and transporting crude oil using pipelines, gathering systems, trucks and, at times, on barges or railcars, in addition to providing terminalling, storage and other related services utilizing our integrated assets across the United States and Canada. Our assets provide services to third parties as well as to our merchant activities. Our merchant activities include the purchase of crude oil supply and the movement of this supply on our assets or third-party assets to sales locations, including our terminals, third-party connecting carriers, regional hubs or to refineries. Our merchant activities are governed by our risk management policies.

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

The following tables set forth our operating results from our Crude Oil segment:

Operating Results (1)	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(in millions)	2024	2023	$	%	2024	2023	$	%
Revenues	$12,735	$11,295	$1,440	13%	$24,317	$23,053	$1,264	5%
Purchases and related costs	(11,820)	(10,490)	(1,330)	(13)%	(22,484)	(21,430)	(1,054)	(5)%
Field operating costs	(272)	(256)	(16)	(6)%	(538)	(513)	(25)	(5)%
Segment general and administrative expenses (2)	(72)	(66)	(6)	(9)%	(146)	(133)	(13)	(10)%
Equity earnings in unconsolidated entities	106	89	17	19%	201	178	23	13%

Adjustments (3):
Depreciation and amortization of unconsolidated entities	17	24	(7)	**	37	47	(10)	**
Derivative activities and inventory valuation adjustments	(4)	5	(9)	**	34	(7)	41	**
Long-term inventory costing adjustments	4	10	(6)	**	(25)	31	(56)	**
Deficiencies under minimum volume commitments, net	7	(2)	9	**	(5)	(9)	4	**
Equity-indexed compensation expense	10	8	2	**	19	17	2	**
Foreign currency revaluation	(2)	15	(17)	**	(19)	12	(31)	**
Segment amounts attributable to noncontrolling interests in consolidated joint ventures	(133)	(103)	(30)	**	(261)	(200)	(61)	**
Segment Adjusted EBITDA	$576	$529	$47	9%	$1,130	$1,046	$84	8%

Maintenance capital expenditures	$41	$36	$5	14%	$87	$67	$20	30%

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
Average Volumes	2024	2023	Volumes	%	2024	2023	Volumes	%
Crude oil pipeline tariff (by region) (4)
Permian Basin (5)	6,701	6,304	397	6%	6,565	6,299	266	4%
Rocky Mountain (5)	495	364	131	36%	497	352	145	41%
Other (5)	1,742	1,724	18	1%	1,707	1,685	22	1%
Total crude oil pipeline tariff	8,938	8,392	546	7%	8,769	8,336	433	5%

Commercial crude oil storage capacity (5)(6)	72	72	—	—%	72	72	—	—%

Crude oil lease gathering purchases (4)	1,572	1,408	164	12%	1,540	1,418	122	9%

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

Segment Adjusted EBITDA

Crude Oil Segment Adjusted EBITDA increased for the three and six months ended June 30, 2024 compared to the same periods in 2023 primarily due to higher tariff volumes on our pipelines, tariff escalations and contributions from acquisitions, partially offset by fewer market-based opportunities.

The following is a more detailed discussion of the significant factors impacting Segment Adjusted EBITDA for the three and six months ended June 30, 2024 compared to the same periods in 2023.

Net Revenues and Equity Earnings. Our results were favorably impacted by (i) volume growth across our pipeline systems driven by increased production as well as increased movements from the Rocky Mountain region to Cushing, Oklahoma, (ii) tariff escalations and (iii) contributions from acquisitions.

Additionally, our results for the three and six months ended June 30, 2024 compared to 2023 reflect fewer crude oil market-based opportunities.

Field Operating Costs. For the three and six months ended June 30, 2024 compared to the same periods in 2023, we recognized higher expenses associated with (i) employee-related costs primarily resulting from higher average headcount and salaries, (ii) property taxes due to the impact of favorable adjustments in 2023 and (iii) incremental operating costs associated with acquisitions. The unfavorable variance for the three and six months ended June 30, 2024 compared to 2023 was partially offset by (iv) lower utilities-related costs as a result of lower prices, partially offset by higher volumes, (v) a decrease in the amount of drag reducing agents used and (vi) decreased costs resulting from lower third-party trucked volumes.

Maintenance Capital

The increase in maintenance capital spending for the three and six months ended June 30, 2024 compared to the same periods in 2023 was primarily due to timing of routine integrity maintenance.

NGL Segment

Our NGL segment operations involve natural gas processing and NGL fractionation, storage, transportation and terminalling. Our NGL revenues are primarily derived from a combination of (i) providing gathering, fractionation, storage, and/or terminalling services to third-party customers for a fee, and (ii) our merchant activities of extracting NGL mix from the gas stream processed at our Empress straddle plant facility as well as acquiring NGL mix, which is then transported, stored and fractionated into finished products and sold to customers. The commodity exposure associated with our merchant activities is governed by our risk management policies.

Generally, our segment results are impacted by (i) increases or decreases in our NGL sales volumes, (ii) volatility in commodity price differentials, primarily the differential between the price of natural gas and the extracted NGL (“frac spread”), as well as location differentials and time spreads, (iii) the quality and volume of natural gas transported on third-party assets through our Empress straddle plant and (iv) our share of the NGL’s received from a third party straddle plant.

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

The following tables set forth our operating results from our NGL segment:

Operating Results (1)	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(in millions)	2024	2023	$	%	2024	2023	$	%
Revenues	$293	$381	$(88)	(23)%	$801	$1,071	$(270)	(25)%
Purchases and related costs	(133)	(128)	(5)	(4)%	(481)	(618)	137	22%
Field operating costs	(78)	(77)	(1)	(1)%	(170)	(177)	7	4%
Segment general and administrative expenses (2)	(21)	(19)	(2)	(11)%	(43)	(38)	(5)	(13)%

Adjustments (3):
Derivative activities	28	(91)	119	**	150	13	137	**
Long-term inventory costing adjustments	6	(8)	14	**	1	—	1	**
Foreign currency revaluation	(1)	4	(5)	**	(5)	3	(8)	**
Segment Adjusted EBITDA	$94	$62	$32	52%	$253	$254	$(1)	—%

Maintenance capital expenditures	$20	$26	$(6)	(23)%	$31	$42	$(11)	(26)%

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
Average Volumes (in thousands of barrels per day) (4)	2024	2023	Volumes	%	2024	2023	Volumes	%
NGL fractionation	129	83	46	55%	128	113	15	13%

NGL pipeline tariff	221	147	74	50%	217	170	47	28%

Propane and butane sales	54	39	15	38%	91	89	2	2%

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

Segment Adjusted EBITDA

NGL Segment Adjusted EBITDA increased for the three months ended June 30, 2024 compared to 2023 as a result of higher propane and butane sales volumes, primarily due to turnarounds impacting sales volumes in the second quarter of 2023, and incremental margins from iso-to-normal butane spread benefits in the second quarter of 2024.

NGL Segment Adjusted EBITDA was relatively flat for the six months ended June 30, 2024 compared to 2023 as higher propane and butane sales volumes, as well as higher realized frac spreads, in the first quarter of 2023 more than offset the benefits noted above in the second quarter of 2024 relative to the second quarter of 2023.

Significant variances in the components of Segment Adjusted EBITDA are discussed in more detail below.

Net Revenues. Net revenues include the impact of derivative activities and long-term inventory costing adjustments, which are excluded from Segment Adjusted EBITDA and thus are reflected as an “Adjustment” in the table above. Excluding such impacts, net revenues increased for the second quarter of 2024 compared to 2023 and were relatively flat for the six months ended June 30, 2024 compared to 2023.

The increase in net revenues for the second quarter of 2024 compared to 2023 was primarily due to (i) turnarounds in the second quarter of 2023 impacting straddle production which reduced our propane and butane sales volumes in 2023 and (ii) incremental margins from iso-to-normal butane spread benefits in the second quarter of 2024.

For the six months ended June 30, 2024 compared to 2023, net revenues were relatively flat as higher propane and butane sales volumes, as well as higher realized frac spreads, in the first quarter of 2023 more than offset the benefits noted above in the second quarter of 2024 relative to the second quarter of 2023.

For both the three- and six-month periods ended June 30, 2024 compared to the same periods in 2023, we had lower field operating costs recoveries at our Empress straddle plants realized through our commercial agreements.

Field Operating Costs. The decrease in field operating costs for the six months ended June 30, 2024 compared to the same period in 2023 was primarily due to decreased utilities-related costs largely as a result of lower prices, partially offset by higher maintenance and integrity costs. The decrease in utilities-related costs was partially offset by the lower benefit to net revenues of operating cost recoveries realized through commercial agreements.

Maintenance Capital

The decrease in maintenance capital spending for the three and six months ended June 30, 2024 compared to the same periods in 2023 was primarily due to timing of equipment repairs and replacement projects for certain of our pipeline systems and fractionation facilities.

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

As of June 30, 2024, although we had a working capital deficit of $18 million, we had approximately $3.2 billion of liquidity available to meet our ongoing operating, investing and financing needs, subject to continued covenant compliance, as noted below (in millions):

As of June 30, 2024
Availability under PAA senior unsecured revolving credit facility (1) (2)	$1,350
Availability under PAA senior secured hedged inventory facility (1) (2)	1,311
Amounts outstanding under PAA commercial paper program	—
Subtotal	2,661
Cash and cash equivalents (3)	553
Total	$3,214

(1)Represents availability prior to giving effect to borrowings outstanding under the PAA commercial paper program, which reduce available capacity under the credit facilities.
(2)Available capacity under the PAA senior unsecured revolving credit facility and the PAA senior secured hedged inventory facility was reduced by outstanding letters of credit issued under these facilities of less than $1 million and $39 million, respectively.
(3)Excludes restricted cash of $3 million.

Usage of PAA’s credit facilities, and, in turn, its commercial paper program, is subject to ongoing compliance with covenants. The credit agreements for PAA’s revolving credit facilities (which impact PAA’s ability to access its commercial paper program because they provide the financial backstop that supports its short-term credit ratings) and the indentures governing its senior notes contain cross-default provisions. A default under PAA’s credit agreements or indentures would permit the lenders to accelerate the maturity of the outstanding debt. As long as PAA is in compliance with the provisions in its credit agreements, its ability to make distributions of available cash is not restricted. PAA was in compliance with the covenants contained in its credit agreements and indentures as of June 30, 2024.

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

Net cash provided by operating activities for the first six months of 2024 and 2023 was $1.070 billion and $1.629 billion, respectively, and primarily resulted from earnings from our operations. Both periods were also impacted by changes in working capital items. The 2024 period was impacted unfavorably, primarily by margin requirements related to our hedging activities. The 2023 period was impacted favorably, largely associated with reducing inventory levels during the period.

Investing Activities

Capital Expenditures

In addition to our operating needs, we also use cash for our investment capital projects, maintenance capital activities and acquisition activities. We fund these expenditures with cash generated by operating activities, financing activities and/or proceeds from asset sales. The following table summarizes our investment, maintenance and acquisition capital expenditures (in millions):

	Six Months Ended June 30,
	2024	2023
Investment capital (1) (2) (3)	$185	$182
Maintenance capital (1) (3)	118	109
Acquisition capital (2) (4)	113	—
	$416	$291

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
(3)Investment capital and maintenance capital, net to our 65% interest in the Permian JV, was approximately $144 million and $109 million, respectively, for the six months ended June 30, 2024, and approximately $141 million and $103 million, respectively, for the six months ended June 30, 2023.
(4)Acquisition capital for the 2024 period primarily includes the acquisition of an additional ownership interest in an equity method investee.

2024 Investment and Maintenance Capital. Total investment capital for the year ending December 31, 2024 is projected to be approximately $465 million ($375 million net to our interest). Approximately half of our projected investment capital expenditures are expected to be invested in the Permian JV assets. Additionally, maintenance capital for 2024 is projected to be approximately $270 million ($250 million net to our interest). We expect to fund our 2024 investment and maintenance capital expenditures primarily with retained cash flow.

Divestitures

Proceeds from the sale of assets have generally been used to fund our investment capital projects and reduce debt levels. The following table summarizes the proceeds received during the first six months of 2024 and 2023 from sales of assets (in millions):

	Six Months Ended June 30,
	2024	2023
Proceeds from divestitures (1)	$6	$284

(1)Represents proceeds, including working capital adjustments, net of transaction costs. The proceeds from divestitures for the six months ended June 30, 2023 were primarily from the sale of our 21% non-operated/undivided joint interest in the Keyera Fort Saskatchewan facility in February 2023. See Note 7 to our Consolidated Financial Statements included in Part IV of our 2023 Annual Report on Form 10-K for additional discussion of this transaction.

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

Borrowings and Repayments Under Credit Agreements

During the six months ended June 30, 2024, we had net repayments under the PAA commercial paper program of $433 million. The net repayments resulted primarily from cash flow from operating activities and proceeds from the issuance of PAA’s $650 million, 5.70% senior notes in June 2024, which offset borrowings during the period related to funding needs for capital investments, inventory purchases and other general partnership purposes.

We had no net borrowings or repayments under the PAA credit facilities or commercial paper program during the six months ended June 30, 2023.

Senior Notes

In June 2024, PAA completed the offering of $650 million, 5.70% senior notes due September 2034 at a public offering price of 99.953%. Interest payments are due on March 15 and September 15 of each year, commencing on March 15, 2025. PAA intends to use the net proceeds from this offering of $643 million, after deducting the underwriting discount and offering expenses, to partially repay the principal amount of its $750 million, 3.60% senior notes due November 2024 and, pending such repayment, has used a portion of the proceeds to repay outstanding borrowings under its commercial paper program and for general partnership purposes.

Common Equity Repurchase Program

There were no repurchases under the Common Equity Repurchase Program (the “Program”) during the six months ended June 30, 2024 or 2023. The remaining available capacity under the Program as of June 30, 2024 was $198 million.

Registration Statements

PAGP Registration Statements. We have filed with the SEC a shelf registration statement that, subject to effectiveness at the time of use, allows us to issue up to a specified amount of equity securities (“PAGP Traditional Shelf”). At June 30, 2024, we had approximately $939 million of unsold securities available. We also have access to a universal shelf registration statement (“PAGP WKSI Shelf”), which provides us with the ability to offer and sell an unlimited amount of equity securities, subject to market conditions and our capital needs. We did not conduct any offerings under the PAGP Traditional Shelf or PAGP WKSI Shelf during the six months ended June 30, 2024.

PAA Registration Statements. PAA periodically accesses the capital markets for both equity and debt financing. PAA has filed with the SEC a universal shelf registration statement that, subject to effectiveness at the time of use, allows PAA to issue up to a specified amount of debt or equity securities (“PAA Traditional Shelf”), under which PAA had approximately $1.1 billion of unsold securities available at June 30, 2024. PAA did not conduct any offerings under the PAA Traditional Shelf during the six months ended June 30, 2024. PAA also has access to a universal shelf registration statement (“PAA WKSI Shelf”), which provides it with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and its capital needs. The offering of PAA’s $650 million, 5.70% senior notes in June 2024 was conducted under the PAA WKSI Shelf.

Distributions to Our Class A Shareholders

On August 14, 2024, we will pay a quarterly cash distribution of $0.3175 per Class A share ($1.27 per Class A share on an annualized basis) to shareholders of record at the close of business on July 31, 2024 for the period from April 1, 2024 through June 30, 2024, which is unchanged from the distribution per share paid in May of 2024. See Note 6 to our Condensed Consolidated Financial Statements for details of distributions paid during the first six months of 2024.

Distributions to Noncontrolling Interests

Distributions to noncontrolling interests represent amounts paid on interests in consolidated entities that are not owned by us. As of June 30, 2024, noncontrolling interests in our subsidiaries consisted of (i) limited partner interests in PAA including a 70% interest in PAA’s common units and PAA’s Series A preferred units combined and 100% of PAA’s Series B preferred units, (ii) an approximate 15% limited partner interest in AAP, (iii) a 35% interest in the Permian JV, (iv) a 30% interest in Cactus II and (v) a 33% interest in Red River.

On August 14, 2024, PAA will pay a quarterly cash distribution of approximately $0.615 per unit to its Series A preferred unitholders of record at the close of business on July 31, 2024 for the period from April 1, 2024 through June 30, 2024.

On August 15, 2024 , PAA will pay a quarterly cash distribution of approximately $24.77 per unit to its Series B preferred unitholders of record at the close of business on August 1, 2024 for the period from May 15, 2024 through August 14, 2024.

On August 14, 2024, PAA will pay a quarterly cash distribution of $0.3175 per common unit ($1.27 per unit on an annualized basis) to common unitholders of record at the close of business on July 31, 2024 for the period from April 1, 2024 through June 30, 2024, which is unchanged from the distribution per unit paid in May of 2024.

See Note 6 to our Condensed Consolidated Financial Statements for details of distributions paid to noncontrolling interests during the six months ended June 30, 2024.

Contingencies

For a discussion of contingencies that may impact us, see Note 9 to our Condensed Consolidated Financial Statements.

Commitments

Purchase Obligations. In the ordinary course of doing business, we purchase crude oil and NGL from third parties under contracts, the majority of which range in term from thirty-day evergreen to five years, with a limited number of contracts with remaining terms extending up to 10 years. We establish a margin for these purchases by entering into various types of physical and financial sale and exchange transactions through which we seek to maintain a position that is substantially balanced between purchases on the one hand and sales and future delivery obligations on the other. We do not expect to use a significant amount of internal capital to meet these obligations, as the obligations will be funded by corresponding sales to entities that we deem creditworthy or who have provided credit support we consider adequate.

The following table includes our best estimate of the amount and timing of these payments as of June 30, 2024 (in millions):

	Remainder of 2024	2025	2026	2027	2028	2029 and Thereafter	Total
Crude oil, NGL and other purchases (1)	$13,834	$22,641	$20,764	$18,468	$15,771	$40,255	$131,733

(1)Amounts are primarily based on estimated volumes and market prices based on average activity during June 2024. The actual physical volume purchased and actual settlement prices will vary from the assumptions used in the table. Uncertainties involved in these estimates include levels of production at the wellhead, weather conditions, changes in market prices and other conditions beyond our control.

Letters of Credit. In connection with our merchant activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil, NGL and natural gas. Our liabilities with respect to these purchase obligations are recorded in accounts payable on our balance sheet in the month the product is purchased. Generally, these letters of credit are issued for periods of up to seventy days and are terminated upon completion of each transaction. Additionally, we issue letters of credit to support insurance programs, derivative transactions, including hedging-related margin obligations, and construction activities. At June 30, 2024 and December 31, 2023, we had outstanding letters of credit of approximately $143 million and $205 million, respectively.

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

The fair value of our commodity derivatives and the change in fair value as of June 30, 2024 that would be expected from a 10% price increase or decrease is shown in the table below (in millions):

	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease
Crude oil	$(15)	$(15)	$16
Natural gas	(59)	$6	$(6)
NGL and other	(95)	$(57)	$57
Total fair value	$(169)

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

Interest Rate Risk

Debt. Our use of variable rate debt and any forecasted issuances of fixed rate debt expose us to interest rate risk. Therefore, from time to time, we use interest rate derivatives to hedge interest rate risk associated with anticipated interest payments and, in certain cases, outstanding debt instruments. All of PAA’s senior notes are fixed rate notes and thus are not subject to interest rate risk. We did not have any variable rate debt outstanding at June 30, 2024. The average interest rate on variable rate debt that was outstanding during the six months ended June 30, 2024 was 5.8%, based upon rates in effect during such period. The fair value of our interest rate derivatives was a net asset of $16 million as of June 30, 2024. A 10% increase in the forward SOFR curve as of June 30, 2024 would have resulted in an increase of $12 million to the fair value of our interest rate derivatives. A 10% decrease in the forward SOFR curve as of June 30, 2024 would have resulted in a decrease of $12 million to the fair value of our interest rate derivatives. See Note 7 to our Condensed Consolidated Financial Statements for a discussion of our interest rate risk hedging activities.

Series B Preferred Units. Distributions on PAA’s Series B preferred units accumulate and are payable quarterly in arrears on the 15th day of February, May, August and November. Distributions on PAA’s Series B preferred units accumulate based on the applicable three-month SOFR, plus certain adjustments. Based upon the Series B preferred units outstanding at June 30, 2024 and the liquidation preference of $1,000 per unit, a change of 100 basis points in interest rates would increase or decrease the annual distributions on PAA’s Series B preferred units by approximately $8 million. See Note 11 to our Consolidated Financial Statements included in Part IV of our 2023 Annual Report on Form 10-K for additional information regarding our Series B preferred unit distributions.

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

Applicable SEC rules require an evaluation of the effectiveness of our DCP. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our DCP as of June 30, 2024, the end of the period covered by this report, and, based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our DCP is effective.

Changes in Internal Control over Financial Reporting

In addition to the information concerning our DCP, we are required to disclose certain changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

In connection with our IPO and related transactions, the former owners of Plains All American GP LLC (the “Legacy Owners”) acquired the following interests (collectively, the “Stapled Interests”): (i) Class A units of AAP (“AAP units”) representing an economic limited partner interest in AAP; (ii) general partner units representing a non-economic membership interest in our general partner; and (iii) Class B shares representing a non-economic limited partner interest in us. The Legacy Owners and any permitted transferees of their Stapled Interests have the right to exchange (the “Exchange Right”) all or a portion of such Stapled Interests for an equivalent number of Class A shares. In connection with the exercise of the Exchange Right, the Stapled Interests are transferred to us and the applicable Class B shares are canceled. Although we issue one Class A share for each Stapled Interest that is exchanged, we also receive one AAP unit and one general partner unit. As a result, the exercise by Legacy Owners of the Exchange Right is not dilutive. During the three months ended June 30, 2024, certain Legacy Owners or their permitted transferees exercised the Exchange Right, which resulted in the issuance of 11,438 Class A shares. The issuance of Class A shares in connection with the exercise of the Exchange Right was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

Issuer Purchases of Equity Securities

None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.   MINE SAFETY DISCLOSURES

Not applicable.

Item 5.   OTHER INFORMATION

During the quarter ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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
Thirty-Third Supplemental Indenture (5.70% Senior Notes due 2034) dated June 27, 2024, by and among Plains All American Pipeline, L.P., PAA Finance Corp. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to PAA's Current Report on Form 8-K filed June 27, 2024).

4.14	—
Shareholder and Registration Rights Agreement dated October 21, 2013 by and among Plains GP Holdings, L.P. and the other parties signatory thereto (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed October 25, 2013).

4.15	—	Description of Our Securities (incorporated by reference to Exhibit 4.14 to our Annual Report on Form 10-K for the year ended December 31, 2023).

31.1 †	—	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2 †	—	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1 ††	—	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350.

32.2 ††	—	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.

101.INS†	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	—	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

August 8, 2024

	By:	/s/ Al Swanson
Al Swanson,
Executive Vice President and Chief Financial Officer of PAA GP Holdings LLC
(Principal Financial Officer)

August 8, 2024

	By:	/s/ Chris Herbold
Chris Herbold,
Senior Vice President, Finance and Chief Accounting Officer of PAA GP Holdings LLC
(Principal Accounting Officer)

August 8, 2024