Form 10-K
period 2024-12-31
PLAINS GP HOLDINGS LP
filed 2025-02-28
CIK 1581990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the approximately 192.0 million Class A shares held by non-affiliates of the registrant (treating all executive officers and directors of the registrant and holders of 10% or more of the Class A shares outstanding, for this purpose, as if they are affiliates of the registrant) on June 28, 2024 was approximately $3.6 billion, based on a closing price of $18.82 per Class A share as reported on the Nasdaq Global Select Market on such date.
As of February 14, 2025, there were 197,743,624 Class A shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A pertaining to the 2025 Annual Meeting of Shareholders are incorporated by reference into Part III hereof. The registrant intends to file such Proxy Statement no later than 120 days after the end of the fiscal year covered by this Form 10-K.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
FORM 10-K—2024 ANNUAL REPORT

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
•general economic, market or business conditions in the United States and elsewhere (including the potential for a recession or significant slowdown in economic activity levels, the risk of persistently high inflation and supply chain issues, the impact of global public health events, such as pandemics, on demand and growth, and the timing, pace and extent of economic recovery) that impact (i) demand for crude oil, drilling and production activities and therefore the demand for the midstream services we provide and (ii) commercial opportunities available to us;
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
•the successful operation of joint ventures and joint operating arrangements PAA enters into from time to time, whether relating to assets operated by PAA or by third parties, and the successful integration and future performance of acquired assets or businesses;
•the availability of, and PAA’s ability to consummate, acquisitions, divestitures, joint ventures or other strategic opportunities and realize benefits therefrom;
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
•weather interference with business operations or project construction, including the impact of extreme weather events or conditions (including hurricanes, floods, wildfires and drought);
•the impact of current and future laws, rulings, legislation, governmental regulations, executive orders, trade policies, trade tariffs, accounting standards and statements, and related interpretations that (i) prohibit, restrict or regulate the development of oil and gas resources and the related infrastructure on lands dedicated to or served by our pipelines, (ii) negatively impact our ability to develop, operate or repair midstream assets, or (iii) otherwise negatively impact our business or increase our exposure to risk;

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
•the deferral of current revenue recognition attributable to deficiency payments received from customers who fail to ship or move their minimum contracted volumes;
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

PART I

Items 1 and 2.  Business and Properties

General

Plains GP Holdings, L.P. is a publicly traded Delaware limited partnership that has elected to be taxed as a corporation for United States federal income tax purposes. PAGP’s Class A shares are listed on the Nasdaq Global Select Market (“Nasdaq”) under the ticker symbol “PAGP.” PAGP does not directly own any operating assets; as of December 31, 2024, its sole source of cash flow is derived from an indirect investment in Plains All American Pipeline, L.P. (“PAA”), a publicly traded Delaware limited partnership, through its limited partner interest in Plains AAP, L.P. (“AAP”). We also own a 100% managing member interest in Plains All American GP LLC (“GP LLC”), a Delaware limited liability company that holds the non-economic general partner interest in AAP.

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

PAA’s business is based on the fundamental thesis that hydrocarbons are essential to the security and advancement of human quality of life and will continue to play a major long-term role in the world economy. Midstream energy infrastructure provides a critical link between energy supply and demand, and is fundamental to the maintenance and advancement of our modern-day standard of living. Acknowledging the need for multiple forms of energy to meet growing world-wide demand, we believe absolute hydrocarbon demand will increase over time, driven by global population growth and a desire to improve quality of life in lesser developed countries throughout the world, and that North American crude oil and NGL production will be required to support the growth in demand. Furthermore, we believe existing energy infrastructure will play a critical role in supporting emerging energy and energy transition initiatives. As a result, we believe that midstream energy infrastructure will remain a critical and valuable component of the energy industry value chain.

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

Organizational Structure

The diagram below shows our organizational structure as of December 31, 2024 in a summarized format:

Investors and Management
PAGP Public Class A Shareholders
11.8% Membership Interest*
PAA GP Holdings LLC ("PAGP GP") Board of Directors
Class A Shares 100% Economic Interest 84.8% Limited Partner Interest
Class B Shares 15.2 % Non-Economic Limited Partner Interest
Non-Economic General Partner Interest
Plains GP Holdings, L.P. (Nasdaq: PAGP)
AAP Units 15.2% Economic Limited Partner Interest
AAP Units 84.8% Economic Limited Partner Interest
Non-Economic General Partner Interest
Class C Shares Non-Economic Limited Partner Interest (1) (Pass through voting mechanism on behalf of PAA common and Series A preferred unitholders)
Plains AAP, L.P. ("AAP")
PAA Public Limited Partners (excluding AAP)
Non-Economic General Partner Interest
Common Units (1) 30.1% Economic Limited Partner Interest
Common Units and Series A Preferred Units 69.9% Limited Partner Interest (2)
Series B Preferred Units (1)
Plains All American Pipeline, L.P. (Nasdaq: PAA)
Operating Subsidiaries Unconsolidated Entities and Operating Assets(3)

* The remaining 88.2% membership interest in PAGP GP is owned by PAGP.

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
(2)On January 31, 2025, PAA repurchased approximately 12.7 million Series A Preferred Units. See Note 11 to our Consolidated Financial Statements for additional information regarding this repurchase.
(3)PAA holds (i) direct and indirect ownership interests in consolidated operating subsidiaries including, but not limited to, Plains Marketing, L.P., Plains Pipeline, L.P., Plains Midstream Canada ULC (“PMC ULC”), Plains Oryx Permian Basin LLC (the “Permian JV”), Cactus II Pipeline LLC (“Cactus II”) and Red River Pipeline Company LLC (“Red River”) and (ii) indirect equity interests in unconsolidated entities including, but not limited to, BridgeTex Pipeline Company, LLC, Capline Pipeline Company LLC, Diamond Pipeline LLC, Eagle Ford Pipeline LLC, Eagle Ford Terminals Corpus Christi LLC, Saddlehorn Pipeline Company, LLC, White Cliffs Pipeline, L.L.C. and Wink to Webster Pipeline LLC.

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
•Using its well-positioned network of midstream infrastructure in conjunction with its commercial capabilities to provide its customers with market access, flexibility and value chain solutions, capture market opportunities, address physical market imbalances and generate and grow sustainable cash flow and margin while maintaining an acceptable risk profile;
•Optimizing and enhancing its asset portfolio and operations (through disciplined and accretive capital investments and the pursuit of emerging energy opportunities) to maximize returns on invested capital; and
•Pursuing a balanced, long-term financial strategy that is focused on maintaining an investment grade credit profile and enhancing financial flexibility by making disciplined capital allocation decisions.

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
•PAA has the financial, strategic and technical skills needed to execute strategic transactions that support its business and financial objectives, including joint ventures, joint ownership arrangements, acquisitions and divestitures. PAA is a party to more than 25 joint ventures and/or joint ownership arrangements (including the Permian JV that was formed in October 2021) with strategic partners that support the success of the applicable project or investment.
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

PAA’s Financial Strategy

PAA’s financial strategy and long-term capital allocation framework is focused on generating meaningful multi-year free cash flow and improving shareholder returns by (i) increasing returns of capital to equity holders, primarily through increased distributions, (ii) making disciplined accretive investments and (iii) maintaining an investment grade credit profile and ensuring balance sheet flexibility. Since the completion of its initial public offering in 1998, PAA has completed and integrated over 100 acquisitions with an aggregate purchase price of approximately $14.7 billion, implemented investment capital projects totaling approximately $18.1 billion, returned $19.3 billion to its equity holders, primarily in the form of distributions, and enhanced its credit rating to investment grade from non-investment grade. Additionally, since 2016 PAA has completed more than $4.9 billion of divestitures of non-core assets and/or strategic sales of partial interests in selected assets.

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

At December 31, 2024, PAA’s publicly-traded senior notes comprised approximately 99% of its long-term debt. Additionally, PAA routinely incurs short-term debt primarily in connection with its merchant activities that involve the simultaneous purchase and forward sale of crude oil and NGL. The crude oil and NGL purchased in these transactions are volumetrically hedged. These borrowings are self-liquidating as they are repaid with sales proceeds. PAA also incurs short-term debt to fund New York Mercantile Exchange (“NYMEX”) and Intercontinental Exchange (“ICE”) margin requirements. In certain market conditions, these routine short-term debt levels may increase above baseline levels. Similar to PAA’s working capital borrowings, these borrowings are self-liquidating. PAA does not consider the working capital borrowings or margin requirements associated with these activities to be part of its long-term capital structure.

Values and Sustainability

Our Core Values include Safety and Environmental Stewardship; Ownership and Accountability; Respect, Fairness, and Inclusion; Ethics and Integrity; Teamwork; and Entrepreneurship and Innovation. Our Code of Business Conduct sets forth the ways in which these Core Values govern how our officers and employees conduct themselves and engage in business relationships. Our approach to sustainability involves integrating prudent environmental, social and governance (“ESG”) practices throughout the organization with a focus on transparency and building trust among stakeholders, managing operating and business risks and minimizing environmental impacts, and utilizing our people, assets and systems to maximize long-term value for our stakeholders. Annual environmental and safety performance targets help us measure progress toward meeting our sustainability objectives. Performance against such targets is also a factor in determining annual bonus compensation for our employees, which further incentivizes desired behaviors and outcomes. In addition, our Health, Safety, Environmental and Sustainability (“HSES”) Board Committee provides additional oversight and perspectives with respect to HSES matters. Additional information regarding our Core Values and our commitment to environmental and social responsibility, including our annual Sustainability Report, is available in the Sustainability section of our website. References to sustainability in this report incorporate ESG factors. See “—Available Information” below.

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

The lack of fungibility of the various grades of crude oil can create logistical transportation, terminalling and storage challenges and inefficiencies associated with regional volumetric supply and demand imbalances. These logistical inefficiencies are created as certain qualities of crude oil are indigenous to particular regions or countries. Also, each refinery has a distinct configuration of process units designed to handle particular grades of crude oil. The relative yields and the cost to obtain, transport and process the crude oil, combined with the value of finished goods created, drive a refinery’s choice of feedstock.

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

The figure below provides an illustrative and simplified overview of the assets and activities associated with our Crude Oil segment (within the shaded area):

With respect to the transportation assets in this segment, we primarily generate revenue through a combination of tariffs, pipeline capacity agreements and other transportation fees. With respect to our crude oil terminal and condensate processing assets in this segment, we primarily generate revenue through a combination of month-to-month and multi-year agreements and arrangements which include storage, throughput and loading/unloading fees at our crude oil terminals and processing facilities. We also generate significant revenue through a variety of commercial and merchant activities that often result in increased utilization of our transportation and storage assets.

Crude Oil Segment Assets Overview

As of December 31, 2024, the assets utilized in our Crude Oil segment included the following:

•18,800 miles of active crude oil transportation pipelines and gathering systems;
•72 million barrels of commercial crude oil storage capacity at our terminalling and storage locations;
•40 million barrels of active, above-ground tank capacity used to facilitate pipeline throughput or support our rail assets and help maintain product quality segregation;
•four marine facilities in the United States;
•a condensate processing facility with an aggregate processing capacity of 120,000 barrels per day;
•eight crude oil rail terminals with aggregate loading and unloading capacity of 264,000 and 380,000 barrels per day, respectively;
•1,250 crude oil railcars; and
•815 trucks and 1,335 trailers.

Additionally, our assets include the linefill associated with our commercial activities, including approximately:
•15 million barrels of crude oil linefill in pipelines and tanks owned by us; and

•3 million barrels of crude oil utilized as linefill in pipelines owned by third parties or otherwise required as long-term inventory.

The following table presents additional information about our pipelines and terminals by geographic location, including active pipeline miles and commercial storage capacity as of December 31, 2024 and average daily volumes transported on our crude oil pipelines for the year ended December 31, 2024:

Region	Ownership Percentage	Approximate System Miles (1)	2024 Average Barrels per Day (2)	Commercial Storage Capacity (3)
			(in thousands)	(in millions)
Permian Basin:
Gathering pipelines (4)	65%	5,380	2,895
Intra-basin pipelines (4)	65% - 100%	790	2,305
Long-haul pipelines (5)	17% - 100%	2,165	1,531
Permian Basin Total		8,335	6,731	8

South Texas/Eagle Ford	50% - 100%	790	403	1

Mid-Continent	50% - 100%	2,440	506	36

Gulf Coast (5)	54% - 100%	1,155	218	24

Rocky Mountain (5)	21% - 100%	3,365	474	3

Canada	100%	2,325	346	—

Western	100%	390	256	—

Total		18,800	8,934	72

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

Permian Basin

Gathering Pipelines. We operate over 5,300 miles of gathering pipelines in both the Midland Basin and the Delaware Basin that in aggregate represent approximately 3.8 million barrels per day of pipeline capacity. This gathering capacity includes pipeline capacity that delivers volumes to regional market hubs. Approximately 75% of the capacity of our gathering systems is in the Delaware Basin. Our gathering pipelines are supported by long-term acreage dedications. All of our gathering pipelines in the Permian Basin are owned by the Permian JV, a consolidated entity in which we own a 65% interest. The Permian JV acquired an additional Delaware Basin gathering system in January 2025.

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

Permian to Cushing/Mid-Continent

•Basin Pipeline (Permian to Cushing). We own an approximate 87% UJI in and are the operator of Basin Pipeline. Basin Pipeline has three primary origination locations: Jal, New Mexico; Wink, Texas; and Midland, Texas and, in addition to making intra-basin movements, serves as the primary route for transporting crude oil from the Permian Basin to Cushing, Oklahoma. Basin Pipeline also receives crude oil from a facility in southern Oklahoma which aggregates South Central Oklahoma Oil Province (SCOOP) production.

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

•Wink to Webster Pipeline. We own an approximate 17% interest in the entity that owns the Wink to Webster Pipeline (“W2W Pipeline”), which in turn owns 100% of certain segments of the W2W Pipeline and a 71% UJI in the segment from Midland, Texas to Webster, Texas. The W2W Pipeline originates in the Permian Basin in West Texas and transports crude oil to multiple destinations in the Houston and Galveston market areas. The pipeline system provides approximately 1.5 million barrels per day of crude oil capacity (approximately 1.1 million barrels per day, net to the UJI interest).

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

South Texas/Eagle Ford

Gathering Pipelines. We own and operate various gathering systems in the Eagle Ford producing region that connect into our Eagle Ford joint venture pipeline system or to third-party pipelines. We acquired an additional Eagle Ford gathering system in January 2025.

Long-Haul Pipelines. We own a 50% interest in the entity that owns the Eagle Ford Pipeline through a joint venture with a subsidiary of Enterprise Products Partners, L.P. (“Enterprise Products”). We serve as the operator of the Eagle Ford Pipeline, which has a total capacity of approximately 660,000 barrels per day and connects Permian Basin, through a connection with our Cactus Pipeline, and Eagle Ford area production to Corpus Christi, Texas refiners and terminals. Additionally, the Eagle Ford Pipeline has connectivity to Houston, Texas via a connection with Enterprise Products’ pipeline at Lyssy, Texas. The Eagle Ford Pipeline is supported by long-term shipper commitments.

Terminals. We own a 50% interest in the entity that owns the Eagle Ford Corpus Christi terminal through a joint venture with a subsidiary of Enterprise Products. The Eagle Ford Corpus Christi terminal has a dock with the capacity to export crude oil and approximately one million barrels of commercial storage capacity.

Condensate Processing. We own a 120,000 barrels per day condensate processing facility located in La Salle County, Texas that stabilizes condensate that is primarily sourced from our Eagle Ford area gathering systems. The processed NGL is delivered to a third-party pipeline that delivers into Mont Belvieu, Texas.

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

•Red River Pipeline (Cushing to Longview). We own 67% of the entity that owns the Red River Pipeline through a joint venture with Delek Logistics Partners, LP. The Red River Pipeline is an approximately 235,000 barrel per day capacity pipeline that extends from our Cushing Terminal in Oklahoma to Longview, Texas, where it connects with various pipelines. We serve as operator of the Red River Pipeline. The Red River joint venture owns an approximate 69% UJI in the pipeline segment from Cushing to Hewitt, Oklahoma and owns 100% of the segment of the pipeline extending from Hewitt to Longview, Texas.

•Midway Pipeline and Cushing Connect Pipeline. We own and operate the Midway pipeline and own a 50% interest in the Cushing Connect pipeline, both of which originate at our Cushing terminal and terminate at refineries in Coffeyville, Kansas and Tulsa, Oklahoma, respectively. Our partner in the Cushing Connect pipeline is the refiner customer at the terminus of the pipeline.

Terminals. We are a large provider of crude oil terminalling services in Cushing, Oklahoma, which is one of the largest physical trading hubs in the United States and is the delivery point for the NYMEX light sweet crude oil futures contracts (the benchmark for U.S. crude oil). Our Cushing terminal has been designated by the NYMEX as an approved delivery location.

Our Cushing terminal, which has 27 million barrels of commercial storage capacity, is connected to our long-haul pipelines from the Permian Basin and Rocky Mountain regions, as well as to our Mid-Continent region gathering pipelines. Additionally, the terminal supplies crude oil to all of our joint venture, Mid-Continent region long-haul pipelines. Our Cushing terminal is also connected to a rail unloading facility.

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

•Saddlehorn Pipeline. We own a 40% interest in the entity that owns the Saddlehorn Pipeline which, through a UJI arrangement, owns approximately 290,000 barrels per day of capacity in the Saddlehorn Pipeline. The pipeline extends from the Niobrara and Denver-Julesburg (“DJ”) Basin to Cushing and is operated by ONEOK. The Saddlehorn Pipeline is supported by minimum volume commitments.

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

Intra-basin Pipelines. We own and operate intra-basin pipelines with a capacity of approximately 290,000 barrels per day that deliver crude oil from northern and southern Alberta to the Edmonton, Alberta market hub. These pipelines provide shippers with flexibility to access the Enbridge and TransMountain long-haul pipelines along with the Imperial Oil Refinery.

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

The figure below provides an illustrative and simplified overview of the assets and activities associated with our NGL segment (within the shaded area):

NGL Segment Assets Overview

We operate a highly integrated network of assets, strategically positioned across Canada and the United States, with a particular focus on serving production from the liquids-rich Western Canadian Sedimentary Basin. As of December 31, 2024, the assets utilized in our NGL segment included the following:
•four natural gas processing plants;
•seven fractionation plants located throughout Canada and the United States with an aggregate useable capacity of approximately 172,000 barrels per day;
•NGL storage facilities with approximately 23 million barrels of capacity;
•approximately 1,775 miles of active NGL transportation pipelines;
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

The tables below present approximate volumes and capacities for our NGL assets and activities as of December 31, 2024 and our natural gas processing and NGL infrastructure and activities are described further below.

Natural Gas Processing Facilities	Ownership Interest	Gas Processing Capacity (Bcf/d) (1)	Average Inlet Volume (2) (Bcf/d)
Empress	100%	5.7	4.1

NGL Fractionation Facilities	Ownership Interest	Fractionation Capacity (Bbls/d) (1)	Average Volume (2) (Bbls/d)
Empress	100%	26,000	25,100
Fort Saskatchewan	100%	44,500	35,500
Sarnia	61-85%	76,000	64,100
Other	82-100%	25,500	7,000
		172,000	131,700

NGL Storage Facilities	Ownership Interest	Storage Capacity (1) (MMBbls)
Fort Saskatchewan	48-100%	8
Sarnia	70%	6
Empress	100%	4
Other	50-100%	5
		23

	Ownership Interest	Approximate System Miles (3)	Average Volumes (2) (MBbls/d)
NGL Pipelines	50-100%	1,775	213

	Ownership Interest	Number of Rack Spots	Number of Storage Spots
NGL Rail Facilities	75-100%	264	1,543

(1)Represents total capacity of the facilities, net to our ownership interest.
(2)Average daily volumes are calculated as the total volumes for the year, net to our interest, divided by the number of days in the year.
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

Our Empress plants are capable of processing up to 5.7 Bcf of natural gas per day; however, supply available to these plants is typically in the 3.5 to 4.5 Bcf per day range. These plants produce approximately 65,000 to 100,000 barrels per day of ethane, and 40,000 to 60,000 barrels per day of NGL mix. Our Empress fractionation facility is capable of processing and producing up to 26,000 barrels per day of NGL products and is connected to rail loading infrastructure at Empress and our PPTC pipeline system, which enables NGL to be transported to storage and loading terminals in Saskatchewan and Manitoba.

Co-Ed Pipeline

Our primary NGL transportation supply system, the Co-Ed NGL pipeline system, has transportation capacity of approximately 70,000 barrels per day and gathers NGL from Southwest and Central Alberta (Cardium, Deep Basin, and Alberta Montney) for delivery to our Fort Saskatchewan, Alberta NGL fractionation facilities.

Fort Saskatchewan Complex

Our Fort Saskatchewan facility is located near Edmonton, Alberta in one of the key North American NGL hubs. The facility is a receipt, storage, fractionation and delivery facility for NGL and is connected to other major NGL plants and pipeline systems in the area. The facility’s primary assets include a fractionation plant, 12 storage caverns, and truck and rail loading capability. Our Fort Saskatchewan fractionation facility has an inlet design capacity of 88,400 barrels per day and is able to produce up to approximately 44,500 barrels per day of propane, butane and condensate. The remaining throughput capacity is used to produce a propane and butane mix, which is transported via the Enbridge pipeline system to our Sarnia facility for further fractionation.

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

Impact of Commodity Price Volatility and Dynamic Market Conditions on Our Business Model

Crude oil, NGL and natural gas commodity prices have historically been very volatile. For example, in 2024, the prompt month NYMEX light, sweet futures contract (commonly referred to as “WTI”) price ranged from a low of approximately $66 per barrel to a high of approximately $87 per barrel. Similarly, there has also been volatility within the propane and butane markets as seen through the North American benchmark price located at Mont Belvieu, Texas, as well as with the basis differentials between Mont Belvieu prices and prices realized at various market hubs in North America.

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

Customers

ExxonMobil Corporation and its subsidiaries accounted for 30%, 26% and 20% of our revenues for the years ended December 31, 2024, 2023 and 2022, respectively. BP p.l.c. and its subsidiaries accounted for 10% of our revenues for the year ended December 31, 2023. No other customers accounted for 10% or more of our revenues during any of the three years ended December 31, 2024. The majority of revenues from these customers pertain to our Crude Oil segment merchant activities, and sales to these customers occur at multiple locations. If we were to lose one or more of these customers, there is risk that we would not be able to identify and access a replacement market at a comparable margin. For a discussion of credit and industry concentration risk, see Note 15 to our Consolidated Financial Statements.

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

The following table summarizes our significant joint ventures as of December 31, 2024:

Entity	Type of Operation	Joint Venture Ownership Percentage
BridgeTex Pipeline Company, LLC	Crude Oil Pipeline	20%
Cactus II Pipeline LLC (2)	Crude Oil Pipeline (1)	70%
Capline Pipeline Company LLC	Crude Oil Pipeline	54%
Diamond Pipeline LLC	Crude Oil Pipeline (1)	50%
Eagle Ford Pipeline LLC	Crude Oil Pipeline (1)	50%
Eagle Ford Terminals Corpus Christi LLC	Crude Oil Terminal and Dock (1)	50%
Plains Oryx Permian Basin LLC (2)	Crude Oil Pipelines and Related Assets (1)	65%
Red River Pipeline Company LLC (2) (3)	Crude Oil Pipeline (1)	67%
Saddlehorn Pipeline Company, LLC (3)	Crude Oil Pipeline	40%
White Cliffs Pipeline, L.L.C.	Crude Oil Pipeline	36%
Wink to Webster Pipeline LLC (3)	Crude Oil Pipeline	17%

(1)Assets are operated by Plains.
(2)We consolidate the entity based on control, with our partner’s interest accounted for as a noncontrolling interest.
(3)Entity owns a UJI in the crude oil pipeline.

The following table summarizes our significant UJIs as of December 31, 2024, excluding UJIs that are indirectly owned by us through joint ventures (e.g., Wink to Webster, Saddlehorn and Red River joint ventures):

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

Acquisitions and Divestitures

Since PAA’s initial public offering in 1998, the acquisition of midstream assets and businesses has been an important component of our business strategy. On a regular basis, we selectively analyze and pursue the acquisition of assets and businesses that are strategic and complementary to our existing operations. We also routinely review our asset portfolio to evaluate potential sales of non-core assets and/or sales of partial interests in assets to strategic joint venture partners to optimize our asset portfolio and strengthen our balance sheet and leverage metrics. For example, from 2016 through December 31, 2024, we have completed several acquisitions for an aggregate of approximately $3.0 billion (which figure excludes the value of our Permian JV formed in October 2021), and we have completed asset sales and sales of partial interests in assets to strategic joint venture partners totaling more than $4.9 billion. In addition, in the first quarter of 2025, PAA closed two additional acquisitions for approximately $580 million, net to our interest. See Note 7 to our Consolidated Financial Statements for additional information.

Capital Projects

Our extensive asset base and our relationships with long-term industry partners across the value chain provide us with opportunities for organic growth through the construction of additional assets that are complementary to, and expand or extend, our existing asset base. Our 2025 capital plan consists of capital-efficient, highly contracted projects that help address industry needs.

Total investment capital for the year ending December 31, 2025 is currently projected to be approximately $500 million ($400 million net to our interest), of which over half is expected to be associated with the Permian JV. Additionally, maintenance capital for 2025 is currently projected to be approximately $260 million ($240 million net to our interest). Note that potential variation to current capital cost estimates may result from (i) changes to project design, (ii) final cost of materials and labor and (iii) timing of incurrence of costs due to uncontrollable factors such as receipt of permits or regulatory approvals and weather.

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

United States

Pursuant to the authority under the HLPSA, as amended from time to time, PHMSA has promulgated regulations that require transportation pipeline operators to implement integrity management programs, including frequent inspections, correction of certain identified anomalies and other measures, to ensure pipeline safety in locations where a pipeline leak or rupture could affect high risk areas known as high consequence areas (“HCAs”). The HCAs for crude oil and NGL pipelines are based on high population areas, areas unusually sensitive to environmental damage, and commercially navigable waterways. In the United States, our costs associated with the inspection, testing and correction of identified anomalies were approximately $40 million in 2024. Based on currently available information, our preliminary estimate for 2025 is that we will incur approximately $50 million in expenditures associated with our required pipeline integrity management program. However, significant additional expenses could be incurred if new or more stringently interpreted pipeline safety requirements are implemented. In addition to required activities, our integrity management program includes several voluntary, multi-year initiatives designed to prevent incidents. Costs incurred in connection with these voluntary initiatives were approximately $17 million in 2024, and our preliminary estimate for 2025 is that we will incur approximately $15 million of such costs.

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

The DOT has also generally adopted American Petroleum Institute Standard 653 (“API 653”) as the standard for the inspection, repair, alteration and reconstruction of above ground petroleum storage tanks subject to DOT jurisdiction. API 653 requires regularly scheduled inspection and repair of tanks remaining in service. In the United States, our costs associated with this program were $35 million in 2024. For 2025, we have budgeted approximately $45 million in connection with continued compliance activities with respect to API 653 and similar Environmental Protection Agency (“EPA”) regulations for tanks not regulated by the DOT. Certain storage tanks may be taken out of service if we believe the cost of compliance will exceed the value of the storage tanks and replacement tankage may be constructed.

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

Canada

In Canada, the CER and provincial regulators regulate the safety and integrity management of pipelines and facilities used for hydrocarbon transmission and storage. We have incurred and will continue to incur costs related to compliance with such regulatory requirements. For example, we continue to implement Pipeline, Facility and Cavern Integrity Management Programs in Canada to comply with applicable regulatory requirements and assist in our efforts to mitigate risk. Costs incurred for such integrity management activities were approximately $100 million in 2024. Our preliminary estimate for 2025 is approximately $85 million of costs on such projects.

We cannot predict the potential costs associated with additional, future regulations in Canada or the United States. Significant additional expenses could be incurred, and additional operational requirements and constraints could be imposed, if new or more stringently interpreted pipeline safety and integrity management requirements are implemented.

Occupational Safety and Health

United States

In the United States, we are subject to the requirements of the Occupational Safety and Health Act, as amended, and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the U.S. Occupational Safety and Health Administration (“OSHA”) hazard communication standard and the Emergency Planning and Community Right-to-Know Act require that certain information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens. Certain of our facilities are also subject to OSHA Process Safety Management (“PSM”) regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals. These regulations apply to any process which involves a chemical at or above specified thresholds or any process that involves 10,000 pounds or more of a flammable liquid or gas in one location.

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

Climate Change Initiatives

United States

The threat of climate change continues to attract considerable attention in the United States and around the world. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of carbon dioxide, methane and other greenhouse gases (“GHG”). These efforts have included consideration of cap-and-trade programs, carbon taxes, climate-related disclosure obligations, climate-related mitigation funds, and regulations that directly limit GHG emissions from certain sources. Additionally, certain laws, like the Inflation Reduction Act of 2022 (“IRA”), have been enacted to advance climate-related objectives and provide substantial financial support for alternative or lower GHG-emitting energy production. These proposals and related legislation and policy initiatives could increase operating costs within the oil and gas industry and accelerate the transition away from fossil fuels, which could in turn reduce demand for our products and services and adversely affect our business and results of operations.

In addition, following the U.S. Supreme Court (“SCOTUS”) finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted rules and regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and gas system sources, and impose performance standards for reducing methane emissions from oil and gas operations through limitations on venting and flaring and the implementation of enhanced emission leak detection and repair requirements. For 2024, one of our facilities was subject to the federal GHG reporting requirements for combustion GHG emissions and potential fugitive emissions above the reporting thresholds. We import sufficient quantities of finished fuel products into the United States to be required to report that activity as well. In recent years, there has been considerable uncertainty surrounding regulation of methane emissions. The EPA, under the Biden Administration, revisited federal regulations promulgated during the first Trump Administration regarding methane and promulgated final rules establishing new or more stringent standards for existing and new sources in the oil and gas sector, including the transmission and storage segments. The IRA also imposed a first-ever federal fee on excess methane emissions. Separately, the Bureau of Land Management has also finalized rules to limit venting, flaring, and methane leaks for oil and gas operations on federal lands. Whether or how the current Trump Administration or U.S. Congress may pursue changes to these regulations cannot be predicted at this time.

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

Also, there continues to be uncertainty on the federal government’s applicable jurisdictional reach under the CWA over waters of the United States (“WOTUS”), including wetlands. The EPA and the Corps have pursued multiple rulemakings under the Obama, Trump, and Biden Administrations in attempts to determine the scope of such reach. Following legal actions, implementation of the most recent rule is currently split across the country. The rule is subject to an injunction in 27 states resulting in implementation of the pre-2015 rule adjusted to take in into account jurisdictional limitations decided by SCOTUS in Sackett v. EPA. The other 23 states are subject to a WOTUS-defining rule published in September 2023. Further, the current Trump Administration may pursue a new rulemaking to further revise or clarify the extent of federal jurisdiction under the CWA, though the substance and timing of such action cannot be predicted. In addition, on January 8, 2025, the Corps published revisions to their Ordinary High Water Mark Manual, a key technical document used by the Corps to make jurisdictional determinations. At this time, it is difficult to judge how impactful these revisions will be. In an April 2020 decision, Maui v. Hawaii Wildlife Fund, SCOTUS held that, in certain cases, discharges from a point source to groundwater could fall within the scope of the CWA and require a permit. The Court rejected the EPA’s and Corps’ assertion that groundwater should be totally excluded from the CWA. In response to SCOTUS’ decision, EPA published a draft Maui Guidance on November 27, 2023 which was intended to clarify when certain discharges to groundwater may require a CWA permit. Preliminarily, it appears that this draft guidance requires additional clarity and considerations to better understand permitting requirements specific to groundwater discharges. To date, the guidance has not been finalized and whether or how the current Trump Administration will pursue revisions to the guidance is uncertain. To the extent any new rule or judicial decision expands the scope of the CWA’s jurisdiction in areas where we or our customers conduct operations, such developments could delay, restrict or halt permitting or development of projects, result in longer permitting timelines, or increased compliance expenditures or mitigation costs for our and our customers’ operations, which may reduce the rate of production from operators.

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

Under the Energy Policy Act of 1992 (“EPAct”), liquids pipeline rates in effect for the 365-day period ending on the date of enactment of EPAct are deemed to be just and reasonable under the ICA if such rates had not been subject to complaint, protest or investigation during such 365-day period. Generally, complaints against such “grandfathered” rates may only be pursued if the complainant can show that a substantial change has occurred since the enactment of EPAct in either the economic circumstances of the liquids pipeline or in the nature of the services provided that were a basis for the rate. EPAct places no such limit on challenges to a provision of a liquids pipeline tariff rate or rules as unduly discriminatory or preferential. Many FERC-regulated liquids pipelines also use the FERC indexing methodology to change their rates. For those pipelines that use the FERC indexing methodology, FERC reviews the index formula every five years to determine whether a change in the methodology is required or, if not, to determine the appropriate index for the subsequent five-year period. On January 20, 2022, FERC issued an order on rehearing of its December 17, 2020 Order Establishing Index Level in which FERC reduced the oil pricing index factor for oil pipelines to use for the current five-year period. The ceiling levels computed for July 1, 2022 to June 30, 2023, as well as the ceiling levels for July 1, 2023 to June 30, 2024, and the resulting rates currently in effect for certain of our liquids pipelines, were computed to account for the appropriate index factor. Some parties sought rehearing of the January 20 order on rehearing, which was denied by FERC on May 6, 2022. Certain parties subsequently appealed the January 20 and May 6 orders to the U.S. Court of Appeals for the District of Columbia (“D.C. Circuit”). On July 26, 2024, the D.C. Circuit ruled in LEPA v. FERC that FERC violated the Administrative Procedure Act because the January 20 order modified the index level without following notice and comment. As a result, the D.C. Circuit vacated the January 20 order and on September 17, 2024, the Commission reinstated the index level established by its original December 17 Order Establishing Index Level, directed pipelines to file an informational filing to show their recomputed ceiling levels reflecting the reinstated index level, and stated that pipelines may file to prospectively increase their indexed rates to their recomputed levels. On October 17, 2024, FERC issued a Supplemental Notice of Proposed Rulemaking (“Supplemental NOPR”) that proposes a reduction to the currently effective index by one percent. The Supplemental NOPR could result in the reimplementation through a notice-and-comment rulemaking of the same rulings that were vacated by the D.C. Circuit in LEPA v. FERC. FERC has also retained cost-of-service ratemaking, market-based rates and settlement rates as alternatives to the indexing approach that may be used in certain specified circumstances.

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

The Energy Policy Act of 2005 authorized FERC to impose civil penalties for violations of the ICA and FERC regulations thereunder, up to a maximum amount that is adjusted annually for inflation, which for 2025 equals $16,590 per day, per violation. Should we fail to comply with applicable statutes, rules, regulations and orders administered by FERC, we could be subject to substantial penalties and fines.

Intrastate Regulation in the United States. Our intrastate liquids pipeline transportation activities are subject to various state laws and regulations, as well as orders of state regulatory bodies, including the Railroad Commission of Texas and the California Public Utility Commission (“CPUC”). The CPUC prohibits certain of our subsidiaries from acting as guarantors of our senior notes and credit facilities.

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

Railcar Regulation

We own and operate a number of railcar loading and unloading facilities in the United States and Canada. In connection with these operations, we own and lease a significant number of railcars. Our railcar operations are subject to the regulatory jurisdiction of the Federal Railroad Administration of the DOT, OSHA, as well as other federal and state regulatory agencies and Canadian regulatory agencies for operations in Canada. From time to time, these regulatory bodies may enact new regulations or revise and update existing regulations related to the transportation of oil and NGL by railcar. For example, PHMSA has issued safety advisory warnings and compliance initiatives to reinforce requirements to properly test, characterize, classify, describe, label and, where appropriate, sufficiently degasify hazardous materials prior to and during transportation. We believe our railcar fleet is in compliance in all material respects with current standards for crude oil moved by rail.

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

Transportation Security Administration Security Directives

In response to cybersecurity incidents affecting the pipeline industry, the United States Department of Homeland Security’s Transportation Security Administration has issued comprehensive security directives that include various cybersecurity and reporting requirements for critical infrastructure pipeline owners and/or operators. Compliance with these security directives may have a significant impact on our operations and results of operations.

Cross Border Regulation

As a result of our cross border activities, including the transportation and importation of crude oil and NGL between the United States and Canada, we are subject to a variety of legal requirements including export license requirements, trade tariffs, Canadian and U.S. customs and taxes, and requirements relating to toxic substances. U.S. legal requirements relating to these activities include the United States-Mexico-Canada Agreement (“USMCA”) and the Toxic Substances Control Act (“TSCA”), as well as presidential permit requirements of the U.S. Department of State. Violations of these licensing, trade tariff and tax reporting requirements or failure to provide certifications relating to toxic substances could result in the imposition of significant administrative, civil and criminal penalties. Furthermore, the failure to comply with U.S. federal, state and local tax requirements, as well as Canadian federal and provincial tax requirements, could lead to the imposition of additional taxes, interest and penalties.

Market Anti-Manipulation Regulation

The Federal Trade Commission (“FTC”) has issued regulations pursuant to the Energy Independence and Security Act of 2007 intended to prohibit market manipulation in the petroleum industry. Violators of the regulations face civil penalties of up to approximately $1.5 million per violation per day, subject to the FTC’s annual inflation adjustment. The Dodd-Frank Act incorporates an expansion of the authority of the Commodity Futures Trading Commission (“CFTC”) to prohibit market manipulation in the markets regulated by the CFTC. This authority, with respect to crude oil swaps and futures contracts, is similar to the anti-manipulation authority granted to the FTC with respect to crude oil purchases and sales. CFTC rules subject violators to a civil penalty of up to the greater of approximately $1.49 million, subject to the CFTC’s annual inflation adjustment, or triple the monetary gain to the person for each violation.

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

The occurrence of a significant event not fully insured, indemnified or reserved against, or the failure of a party to meet its insurance or indemnification obligations, could materially and adversely affect our operations and financial condition. While we strive to maintain adequate insurance coverage, our actual costs may exceed our coverage levels and insurance will not cover many types of interruptions or losses that might occur, will not cover amounts up to applicable deductibles and will not cover all risks associated with certain of our assets and operations. With respect to our insurance coverage, our policies are subject to deductibles and retention levels that we consider reasonable and not excessive. Additionally, no assurance can be given that we will be able to maintain adequate insurance in the future at rates we consider reasonable or that the insurance companies that currently insure companies in the energy industry will continue to do so. As a result, we may elect to self-insure or utilize higher deductibles in certain other insurance programs. In addition, although we believe that we have established adequate reserves and that we have sufficient liquidity to the extent such risks are not insured, costs incurred in excess of these reserves may be higher or we may not receive insurance proceeds in a timely manner, which may potentially have a material adverse effect on our financial condition, results of operations or cash flows. See Note 18 to our Consolidated Financial Statements for a discussion regarding the Line 901 incident and our related insurance receivable.

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

Human Capital

General

Our primary human capital management objective is to retain, attract and develop a high quality workforce that will enable us to maintain and enhance a culture that is consistent with our Core Values. To support this objective, we seek to reward and support our employees through competitive pay, benefits and other programs; develop employees and encourage internal talent mobility to prepare employees for critical roles and leadership positions for the future; facilitate the development of a workplace culture that is engaging and inclusive; and promote efficiency and a high performance culture by investing in technology and systems and providing tools and resources that enable employees at work.

Neither we nor our general partner have officers or employees. All of our officers and other personnel necessary for our business to function are employed by GP LLC or PMC ULC. As of December 31, 2024, GP LLC and PMC ULC employed approximately 4,200 people in North America, of which approximately 3,000 were employed in the U.S. and approximately 1,200 were employed in Canada. Approximately 69% of our workforce (approximately 2,900 employees) are field employees, which includes approximately 800 employees in our trucking division. Our employees are located in 24 states in the U.S. and in four provinces in Canada. Approximately 200 employees are covered by six separate collective bargaining agreements, which are open for renegotiation in 2025 through 2027.

Health and Safety

Our people are our most valuable asset. We prioritize the health and safety of our employees and we are committed to protecting our employees and conducting our operations in a safe, reliable and responsible manner. We support our commitment to health and safety through extensive education and training and investment in necessary equipment, systems, processes and other resources, and we have a number of safety programs and campaigns that are shared across our operations, such as “Hazard ID / Near Miss Program” communications, periodic and situation specific safety stand-downs, lessons learned sharing and stop work authorization for all employees. We also have a number of programs that are focused on employee wellness, including an employee assistance program that provides free mental and behavioral support for employees. In addition, in order to incentivize performance in the areas of safety and environmental responsibility, our performance-based annual bonus program includes a component that is tied to safety and environmental performance targets. In addition, the HSES Committee assists the Board in its evaluation and oversight of our management of HSES matters. Through the discharge of its oversight responsibilities, the HSES Committee facilitates the efforts of management to further strengthen our focus on Sustainability matters.

Training and Leadership Development

We are committed to providing a professional work environment where all employees are treated with respect and dignity and provided with opportunities for growth and development. To foster the continued development of our people, we provide a comprehensive set of training programs covering subjects such as field operations, health and safety, regulatory compliance, technical training, management and leadership skills, and professional development. We also operate a number of internal development programs at all levels of the workforce that are designed to identify and develop future leaders of the organization. The Board receives reports from senior management on a regular basis regarding the status of succession plans with respect to executive leadership of the company.

Benefits

Our compensation and benefits programs are designed to retain, attract and motivate our employees and to reward them for their contributions and success. In addition to providing competitive salaries and other compensation opportunities, we offer comprehensive and competitive benefits to our eligible employees including, depending on location, health (medical, dental and vision) insurance, prescription drug benefits, flexible spending accounts, parental leave, disability coverage, mental and behavioral health resources, paid time off, retirement savings plan, education reimbursement program, a disaster relief fund, life insurance and accidental death and dismemberment insurance.

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

This summary does not address all aspects of U.S. federal income taxation or the tax considerations arising under the laws of any non-U.S., state, or local jurisdiction, or under U.S. federal estate and gift tax laws. In addition, this summary does not address tax considerations applicable to investors that may be subject to special treatment under the U.S. federal income tax laws. The tax consequences of ownership of Class A shares depends in part on the owner’s individual tax circumstances. It is the responsibility of each shareholder, either individually or through a tax advisor, to investigate the legal and tax consequences of the shareholder’s investment in us under applicable U.S. federal, state and local law, as well as the law applicable in Canada and the Canadian provinces. Further, it is the responsibility of each shareholder to file all U.S. federal, Canadian, state, provincial and local tax returns that may be required of the shareholder. Also see Item 1A. “Risk Factors—Tax Risks.”

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
•natural disasters, catastrophes, terrorist attacks (including eco-terrorist attacks), process safety failures, equipment failures or other events, including pipeline or facility accidents;
•information or operations technology failures, including cybersecurity attacks, data breaches and other disruptions affecting PAA or its service providers;
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
•an inability to fully implement or realize expected returns or other anticipated benefits associated with acquisitions/divestitures, joint venture and joint ownership arrangements, and other projects;
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
•trade tariffs, duties, quotas, inflation, supply disruptions or other factors affecting the commodities and materials PAA uses in its business;
•pandemics, epidemics or other public health events;
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

At December 31, 2024, we owned an approximate 85% limited partner interest in AAP, which owned approximately 232.9 million PAA common units. All of the cash flow we receive from AAP is derived from its ownership of these PAA common units. Because distributions on PAA common units are dependent on the amount of cash PAA generates, distributions may fluctuate based on PAA’s performance. The actual amount of cash that is available to be distributed each quarter will depend on numerous factors, some of which are beyond our control and the control of PAA. Cash distributions are dependent primarily on cash flow, including cash flow from financial reserves and working capital borrowings, and not solely on profitability, which is affected by non-cash items. Therefore, PAA’s cash distributions might be made during periods when PAA records losses and might not be made during periods when PAA record profits.

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

Our shareholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. If our Class A shareholders are dissatisfied with the performance of our general partner, it may be difficult for them to remove our general partner. Our general partner may only be removed by vote of the holders of at least 66 2/3% of our outstanding shares (including both Class A and Class B shares). At December 31, 2024, the Legacy Owners owned approximately 15% of our outstanding Class A and Class B shares. Without the support of our Legacy Owners, such ownership level may make it more difficult for our Class A shareholders to obtain the requisite vote level required to remove our general partner.

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

At December 31, 2024, through their ownership of Class B shares, the Legacy Owners held approximately 15% of the combined voting power of our Class A and Class B shares. The Legacy Owners are entitled to act separately in their own respective interests with respect to their partnership interests in us, and collectively they currently have the ability to influence (although not the ability to block outright) (i) the outcome of any matters requiring shareholder approval, including certain mergers and other material transactions and (ii) a change in the composition of our board of directors or a change in control of our company that could deprive our shareholders of an opportunity to receive a premium for their Class A shares as part of a sale of our company. So long as the Legacy Owners continue to own a meaningful amount of our outstanding shares, even if such amount is less than 50%, they will continue to be able to influence any matters requiring shareholder approval, regardless of whether or not other shareholders believe that such matters are in their own best interests.

A valuation allowance on our deferred tax asset could reduce our earnings.

As of December 31, 2024, we had a gross deferred tax asset of approximately $1.3 billion. Generally accepted accounting principles in the United States (“GAAP”) requires that a valuation allowance must be established for deferred tax assets when it is more likely than not that they will not be realized. We believe that the deferred tax asset we recorded through 2024 will be realized and that a valuation allowance is not required. However, if we were to determine that a valuation allowance was appropriate for our deferred tax asset, we would be required to take an immediate charge to earnings with a corresponding reduction of partners’ capital and increase in balance sheet leverage as measured by debt-to-total capitalization. In light of the Tax Cuts and Jobs Act of 2017, a valuation allowance will not be required for any U.S. federal deferred tax asset created after 2017.

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

At December 31, 2024, the Legacy Owners owned approximately 15% of our outstanding Class A and Class B shares and approximately 15% of the AAP units. As a result, the Legacy Owners may have conflicting interests with holders of Class A shares. For example, the Legacy Owners may have different tax positions from us which could influence their decisions regarding whether and when to cause us to dispose of assets.

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

If at any time more than 80% of our outstanding Class A shares and Class B shares on a combined basis (including Class A shares issuable upon the exchange of Class B shares) are owned by our general partner, the Legacy Owners (or certain transferees in private, non-exchange transactions) or their respective affiliates, our general partner will have the right (which it may assign to any of its affiliates, the Legacy Owners or us), but not the obligation, to acquire all, but not less than all, of the remaining Class A shares held by public shareholders at a price equal to the greater of (x) the current market price of such shares as of the date three days before notice of exercise of the call right is first mailed and (y) the highest price paid by our general partner, the Legacy Owners (or certain transferees in private, non-exchange transactions) or their respective affiliates for such shares during the 90 day period preceding the date such notice is first mailed. As a result, holders of our Class A shares may be required to sell such Class A shares at an undesirable time or price and may not receive any return of or on their investment. Class A shareholders may also incur a tax liability upon a sale of their Class A shares. At December 31, 2024, the Legacy Owners owned approximately 15% of the Class A shares and Class B shares on a combined basis.

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

Also, except with respect to some of PAA’s more recently constructed long haul pipeline assets, third-party shippers generally do not have long-term contractual commitments to ship crude oil on PAA’s pipelines. A decision by a shipper to substantially reduce or cease to ship volumes of crude oil on PAA’s pipelines could cause a significant decline in its revenues.

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

PAA’s business is highly dependent on the use of information and operations technology systems and the unavailability or ineffectiveness of such systems, whether due to cybersecurity attacks, data breaches, human error or other disruptions affecting PAA, or its service providers, could materially and adversely affect PAA’s business, operations, reputation and financial results.

The continuous and uninterrupted operation of the information and operations technology systems and infrastructure PAA uses (collectively, its “IT systems”), which include a broad array of third party and cloud-based software, technologies, tools, and security products, is critical to the operation of its business and essential to its ability to perform day-to-day operations. If PAA is unable to implement, use and maintain effective IT systems, it could have a material adverse effect on its business.

PAA and certain of its service providers have, from time to time, been subject to cyberattacks. The frequency and magnitude of cyberattacks is expected to increase and attackers are becoming more sophisticated. Infrastructure assets including pipelines, may be specifically targeted by certain groups, such as “hacktivists,” state-sponsored groups, criminal organizations or private individuals. PAA may be unable to anticipate, detect or prevent future attacks, particularly as the methodologies used by attackers change frequently or are not recognized until launched, and PAA may be unable to investigate or remediate incidents because attackers are increasingly using techniques and tools designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

Any breach or failure of PAA’s IT systems, whether due to cyberattacks or other malfeasance, human error, power failures or other disruptions, could result in interruptions to its operations, damage to its assets, safety incidents, damage to the environment and disclosure of sensitive information (including proprietary business information, critical operating information and data, information regarding our customers, suppliers, royalty owners and business partners, and personally identifiable information of our employees). This could in turn cause PAA to incur significant costs and liabilities, including ransom payments, remediation costs, legal claims, regulatory enforcement actions, violation of privacy or securities laws and regulations and the loss of contracts or the inability to fulfil its contractual obligations. Any of these events could have a material adverse effect on its operations, financial position and results of operations. In addition, PAA may be required to invest significant additional resources to enhance its information security and controls or to comply with evolving cybersecurity laws or regulations.

The emergence of new technologies (including generative artificial intelligence) could increase any of the foregoing risks or create new risks. We or our counterparties may rely upon such technologies for our operations or security, which could make us more vulnerable to technology failures. Our competitors may more effectively implement such technologies in their businesses, and we may be unable to compete as effectively. New technologies are also subject to intentional misuse by criminals, terrorists or other bad actors.

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

In March 2024, the SEC finalized a set of climate disclosure rules that would mandate extensive disclosure of climate-related risks, including financial impacts, physical and transition risks, climate-related governance and strategy, and GHG emissions, for all U.S.-listed public companies. Several states, including California, have passed or proposed bills requiring similar, or more extensive, climate disclosure rules. These rules have been subject to legal challenges, and in April 2024 the SEC issued a voluntary stay of its rules. Although the outcome of these challenges is not yet known and the ultimate impact of these rules on PAA’s business is uncertain, compliance with the rules, if implemented, will result in additional legal, accounting and financial compliance costs. In addition, enhanced climate-related disclosure requirements could influence stakeholders and lenders to restrict or seek more stringent conditions with respect to their investments in certain carbon-intensive sectors.

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

Joint ventures, joint ownership arrangements and other capital projects pose unique challenges and PAA may not be able to fully implement or realize synergies, expected returns or other anticipated benefits associated with such projects.

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

PAA currently participates in a number of projects with various counterparties, and may continue to pursue new capital projects in the future. Thees projects can involve the expansion, modification, divestiture or combination of existing assets or the construction of new midstream energy infrastructure assets and involve numerous regulatory, environmental, commercial, economic, weather-related, political and legal uncertainties that are beyond its control, including the following:
•PAA may be unable to realize its forecasted commercial, operational or administrative synergies in connection with its joint ventures and joint ownership arrangements, including the Permian JV;
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

As a result of these uncertainties, the anticipated benefits associated with PAA’s joint ventures, joint ownership arrangements and other capital projects may not be achieved or could be delayed.  In turn, this could negatively impact PAA’s cash flow and its ability to make or increase cash distributions to its partners.

Acquisitions and divestitures involve risks that may adversely affect PAA’s business.

PAA’s ability to execute its financial strategy is in part dependent on its ability to complete strategic transactions, including acquisitions, divestitures or sales of interests to strategic partners. If PAA is unable to successfully complete, integrate or realize the anticipated benefits of future acquisitions or planned divestitures (due to reduced investment in the energy sector, governmental action, litigation, counterparty non-performance or other factors), it may be more difficult for PAA to implement its business strategies, maintain its desired leverage levels, increase returns to equity holders or otherwise accomplish its financial goals. In addition, in connection with our divestitures, PAA may agree to retain responsibility for certain liabilities that relate to its period of ownership, which could adversely impact its future financial performance.

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

PAA has a number of minimum volume commitment contracts that support its pipelines. In addition, certain of the pipelines in which PAA owns a joint venture interest have minimum volume commitment contracts. Pursuant to such contracts, shippers are obligated to pay for a minimum volume of transportation service regardless of whether such volume is actually shipped (typically referred to as a deficiency payment), subject to the receipt of credits that typically expire if not used by a certain date. While such contracts provide greater revenue certainty, if the applicable shipper fails to transport the minimum required volume and is required to make a deficiency payment, under applicable accounting rules, the revenue associated with such deficiency payment may not be recognized until the applicable transportation credit has expired or has been used. Deferred revenue associated with movements by shippers of volumes that are less than minimum volume commitments could be significant and could adversely affect PAA’s profitability and earnings.

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

Generally, it is PAA’s policy to establish a margin for crude oil or other products it purchases by selling such products for physical delivery to third-party users, or by entering into futures or derivative contracts that require future delivery or financial settlement, as applicable Through these transactions, PAA seeks to maintain a position that is substantially balanced between purchases on the one hand, and sales or future delivery obligations on the other hand. PAA’s policy is not to acquire and hold physical inventory or derivative products for the purpose of speculating on commodity price changes. These policies and practices cannot, however, eliminate all risks. For example, any event that disrupts PAA’s anticipated physical supply of crude oil or other products could expose it to risk of loss resulting from price changes. PAA is also exposed to basis risk when crude oil or other products are purchased against one pricing index or benchmark and sold against a different index or benchmark. PAA may also face disruptions to futures markets for crude oil, NGL and other petroleum products, which may impair its ability to execute its commercial or hedging strategies. Margin requirements due to spikes or crashes in commodity prices may require PAA to exit hedge strategies at inopportune times. PAA is also exposed to some risks that are not hedged, including risks on certain of its inventory, such as linefill, which must be maintained in order to transport crude oil on its pipelines. In an effort to maintain a balanced position, specifically authorized personnel can purchase or sell crude oil and NGL, up to predefined limits and authorizations. Although this activity is monitored independently by PAA’s risk management function, it exposes PAA to commodity price risks within these limits.

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

While PAA maintains insurance coverage at levels that it believes to be reasonable and prudent, PAA can provide no assurance that its current levels of insurance will be sufficient to cover any losses that it has incurred or may incur in the future, whether due to deductibles, coverage challenges or other limitations. In addition, over the last several years, as the scale and scope of PAA’s business activities has expanded, the breadth and depth of available insurance markets has contracted. As a result of these factors and other market conditions, as well as the fact that PAA has experienced several incidents in the past, premiums and deductibles for certain insurance policies have increased substantially. Accordingly, PAA can give no assurance that it will be able to maintain adequate insurance in the future at rates or on other terms PAA considers commercially reasonable. In addition, although PAA believes that it currently maintains adequate insurance coverage, insurance will not cover many types of interruptions or losses that might occur and will not cover all risks associated with its operations. In addition, the proceeds of any such insurance may not be paid in a timely manner and may be insufficient if such an event were to occur. The occurrence of a significant event, the consequences of which are either not covered by insurance or not fully insured, or a significant delay in, or denial of, the payment of a major insurance claim, could materially and adversely affect PAA’s financial position, results of operations and cash flows. For a discussion of our Line 901 Incident insurance receivable, please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates— Line 901 Incident Insurance Receivable” and Note 18 to our Consolidated Financial Statements.

Trade tariffs, duties, quotas, inflation, supply disruptions or other factors affecting the commodities and materials PAA uses in its business could have a material and adverse impact on its results of operations, financial condition and cash flows.

Many of the commodities and materials PAA uses in its business are imported and exported. PAA exports crude oil and NGL from Canada into U.S. markets. To the extent these products become subject to import tariffs in the U.S., it could expose PAA to costs that it cannot recover from its customers.Existing and future trade tariffs, import duties and quotas could also materially increase PAA’s costs of procuring the commodities and materials it uses and disrupt the markets for the products it handles, which in turn could have a material adverse effect on its financial position, results of operations and cash flows.

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

PAA’s business also depends on having access to significant amounts of electricity and other commodities. If PAA is unable to obtain commodities sufficient to operate and maintain its assets, or only able to do so at commercially unreasonable prices, it could materially and adversely affect PAA’s business.

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

PAA’s business, results of operations, financial condition, cash flows and unit price can be adversely affected by pandemics, epidemics or other public health events. Such events may cause widespread economic disruption and result in material reductions in demand for crude oil, NGL and other petroleum products, which in turn may result in significant declines in the volume of crude oil and NGL shipped, processed, purchased, stored, fractionated and/or gathered at or through the use of many of our assets. The effects of a public health event depend on a wide variety of factors that are outside of our control, including the clinical severity and transmissibility of the virus or pathogen; the development, deployment, adoption and effectiveness of treatments and vaccines; the capacity of healthcare systems and public health infrastructure; and the response of public health authorities, governments and individuals in areas impacted by such event.

Loss of PAA’s investment grade credit rating or the ability to receive open credit could negatively affect its borrowing costs, ability to purchase crude oil, NGL and natural gas supplies or to capitalize on market opportunities.

PAA’s business is dependent on its ability to maintain an attractive credit rating and continue to receive open credit from its suppliers and trade counterparties. PAA’s senior unsecured debt is currently rated as “investment grade” by Standard & Poor’s, Moody’s Investors Service and Fitch Ratings Inc. A downgrade by such agencies to a level below investment grade could increase PAA’s borrowing costs, reduce its borrowing capacity and cause its counterparties to reduce the amount of open credit it receives from them. This could negatively impact PAA’s ability to capitalize on market opportunities. For example, PAA’s ability to utilize its crude oil storage capacity for merchant activities to capture contango market opportunities is dependent upon having adequate credit facilities, both in terms of the total amount of credit facilities and the cost of such credit facilities, which enables PAA to finance the storage of the crude oil from the time it completes the purchase of the crude oil until the time it completes the sale of the crude oil. Accordingly, loss of PAA’s investment grade credit ratings could adversely impact its cash flows, its ability to make distributions and the value of its outstanding equity and debt securities.

The terms of PAA’s indebtedness may limit its ability to borrow additional funds or capitalize on business opportunities. In addition, PAA’s current or future debt levels, or inability to borrow additional funds or capitalize on business opportunities, may limit its future financial and operating flexibility.

As of December 31, 2024, the face value of PAA’s consolidated debt outstanding was approximately $7.7 billion (excluding unamortized discounts and debt issuance costs of approximately $42 million), consisting of approximately $7.3 billion face value of long-term debt (including senior notes and finance lease obligations) and approximately $408 million of short-term borrowings. As of December 31, 2024, PAA had over $2.6 billion of liquidity available, including cash and cash equivalents and available borrowing capacity under its senior unsecured revolving credit facility and its senior secured hedged inventory facility, subject to continued covenant compliance. Lower Adjusted EBITDA could increase PAA’s leverage ratios and effectively reduce its ability to incur additional indebtedness.

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

As of December 31, 2024, the face value of PAA’s consolidated debt was approximately $7.7 billion (excluding unamortized discounts and debt issuance costs of approximately $42 million), substantially all of which was at fixed interest rates. Significant increases in interest rates above current levels could adversely affect PAA’s results of operations, cash flows and financial position due to, among other things:

•PAA’s exposure to market risk due to the short-term nature of its commercial paper borrowings and the floating interest rates on its credit facilities;
•Any potential refinancing of PAA’s indebtedness at rates higher than historical amounts;
•Increasing interest costs associated with the storage of hedged crude oil and NGL inventory in PAA’s merchant activities; and
•Distributions payable on PAA’s Series B preferred units, which accumulate for each distribution period at a percentage of the liquidation preference equal to the applicable three-month Secured Overnight Financing Rate (SOFR), plus a credit spread adjustment of 0.26161%, plus 4.11% per annum.

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

At December 31, 2024, PAA had approximately $15.4 billion of net property and equipment, $968 million of linefill, $2.8 billion of investments accounted for under the equity method of accounting and approximately $1.7 billion of net intangible assets capitalized on its balance sheet. GAAP requires an assessment for impairment in certain circumstances, including when there is an indication that the carrying value of property and equipment may not be recoverable. If PAA was to determine that any of its property and equipment, linefill, intangibles or equity method investments was impaired, it could be required to take an immediate charge to earnings, which could adversely impact its operating results, with a corresponding reduction of partners’ capital and increase in balance sheet leverage as measured by debt-to-total capitalization. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” for additional discussion of our accounting policies and use of estimates associated with impairments.

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

PAA’s operations involving the storage, treatment, processing, and transportation of liquid hydrocarbons, including crude oil, NGL and natural gas, are subject to stringent federal, state, and local laws and regulations governing the discharge of materials into the environment. PAA’s operations are also subject to laws and regulations relating to protection of the environment, natural resources, operational safety, climate change and related matters. Compliance with these laws and regulations may increase its overall cost of doing business, including its capital costs to construct, maintain and upgrade equipment and facilities. Also, new or additional laws and regulations, new interpretations of existing requirements or changes in PAA’s operations could trigger new permitting requirements applicable to its operations, which could result in increased costs or delays of, or denial of rights to conduct, PAA’s development programs. The failure to comply with any such laws and regulations could result in the assessment of administrative, civil, and criminal penalties, the imposition of investigatory or remedial obligations or the incurrence of capital expenditures, the costs of which may be substantial. Any such failure could also result in the imposition of restrictions, delays or cancellations in the permitting or performance of projects, or the issuance of injunctions that may subject PAA to additional operational requirements and constraints, or claims of damages to property or persons. The laws and regulations applicable to PAA’s operations are subject to change and interpretation by the relevant governmental agency, including the possibility that exemptions it currently qualifies for may be modified or changed in ways that require PAA to incur significant additional compliance costs. PAA’s business and operations may also become subject to new or additional laws or regulations. For example, certain U.S presidential administrations have pursued regulatory agendas focused on the emission of GHGs or other pollutants that could curtail oil and natural gas production and transportation. Potential examples include laws, rules, executive orders or regulations that limit fracturing of oil and natural gas wells, restrictions on flaring and venting during natural gas production on federal properties, limitations or bans on oil and gas leases on federal lands and offshore waters, increased requirements for construction and permitting of pipeline infrastructure and LNG export facilities, and further restrictions on GHG emissions from oil and gas facilities. Any new laws, executive orders or regulations, or changes to or interpretations of existing laws or regulations, adverse to PAA could have a material adverse effect on its financial position, results of operations and cash flows.

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

PAA’s cross border activities subject it to regulatory matters, including import and export licenses, trade tariffs, Canadian and U.S. customs and tax issues and toxic substance certifications. Such regulations include the USMCA and the TSCA. Violations of these licensing, trade tariff and tax reporting requirements could result in the imposition of significant administrative, civil and criminal penalties. Furthermore, Presidential Permits that allow cross-border movements of crude oil may be revoked or terminated at any time.

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

Existing or future derivatives legislation and regulations could have an adverse impact on PAA’s ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with its business and increase the amount of working capital required to conduct these hedging activities.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) established federal oversight and regulation of derivative markets and entities, such as PAA, that participate in those markets. The CFTC has promulgated implementing regulations with respect to the Dodd-Frank Act.

The CFTC has designated certain interest rate swaps and credit default swaps for mandatory clearing, and the associated rules require PAA, in connection with covered derivative activities, to comply with clearing and trade-execution requirements or take steps to qualify for an exemption from such requirements. PAA does not utilize credit default swaps, and PAA qualifies for, and expects to continue to qualify for, the end-user exception from the mandatory clearing requirements for swaps entered into to hedge its interest rate risks. Should the CFTC designate commodity derivatives for mandatory clearing, PAA would expect to qualify for an end-user exception from the mandatory clearing requirements for swaps entered into to hedge its commodity price risk. However, the majority of PAA’s financial derivative transactions used for hedging commodity price risks are currently executed and cleared over exchanges that require the posting of margin or letters of credit based on initial and variation margin requirements. Pursuant to the Dodd Frank Act, however, the CFTC or federal banking regulators may require the posting of collateral with respect to uncleared interest rate and commodity derivative transactions.

Certain banking regulators and the CFTC have adopted final rules establishing minimum margin requirements for uncleared swaps. Although PAA qualifies for the end-user exception from margin requirements for swaps entered into to hedge commercial risks, if any of its swaps do not qualify for the commercial end-user exception, or if PAA is otherwise required to post additional cash margin or collateral, it could reduce PAA’s ability to execute hedges necessary to reduce commodity price exposures and protect cash flows. Posting of additional cash margin or collateral could affect PAA’s liquidity (defined as unrestricted cash on hand plus available capacity under our credit facilities) and reduce its ability to use cash for capital expenditures or other partnership purposes.

Even if PAA itself is not required to post additional cash margin or collateral for its derivative contracts, the banks and other derivatives dealers who are PAA’s contractual counterparties will be required to comply with other new requirements under the Dodd-Frank Act and related rules. The costs of such compliance may be passed on to customers such as PAA, thus decreasing the benefits to PAA of hedging transactions or reducing its profitability. In addition, implementation of the Dodd- Frank Act and related rules and regulations could reduce the overall liquidity and depth of the markets for financial and other derivatives PAA utilizes in connection with its business, which could expose PAA to additional risks or limit the opportunities it is able to capture by limiting the extent to which PAA is able to execute its hedging strategies.

The current statutory or regulatory provisions implementing derivatives regulations could be amended, and PAA cannot predict the impact on its hedging activities of any future amendments. Any such changes could have a material adverse effect on PAA, its financial condition and its results of operations.

Legislation, executive orders and regulatory initiatives relating to climate change could have a material adverse effect on PAA’s business, demand for its services, financial condition, results of operations and cash flows.

The adoption and implementation of any international, federal, regional or state legislation, executive actions, regulations or other regulatory and policy initiatives that impose more stringent standards for GHG emissions, restrict the areas in which the oil and gas industry may produce crude oil and natural gas or generate GHG emissions, increase scrutiny of environmental permitting or delay such permitting reviews, or require enhanced disclosure of such GHG emission and other climate-related information, or promote and subsidize lower GHG emitting, alternative energy products, could result in reduced demand for crude oil and natural gas, and thus PAA’s services, as well as increase its compliance costs. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions and climate change could impact PAA’s business, any such future laws and regulations could have a material adverse effect on its business, demand for our services, financial condition, results of operations and cash flows.

Legislation, executive orders and regulatory initiatives relating to hydraulic fracturing or other hydrocarbon development activities could reduce domestic production of crude oil and natural gas.

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from unconventional geological formations. The process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production, and it is typically regulated by state and provincial oil and gas commissions. Hydraulic fracturing continues to be a controversial practice, resulting in increased scrutiny and regulation of the hydraulic fracturing process, including by federal and state agencies and local municipalities. PAA does not perform hydraulic fracturing, but much of the production that flows on its assets was produced with the benefit of hydraulic fracturing. There have been a variety of legislative and regulatory proposals to prohibit, restrict, or more closely regulate various forms of hydraulic fracturing; for example, California’s Department of Conservation’s Geologic Energy Management Division issued a final regulatory statewide ban on hydraulic fracturing in October 2024. Other states require the disclosure of certain chemicals used in hydraulic fracturing and have conducted investigations into connections between hydraulic fracturing and induced seismicity. These actions, as well as any other legislation, executive orders or regulatory initiatives that curtail hydraulic fracturing or otherwise limit producers’ ability to drill or complete wells could reduce the production of crude oil and natural gas in the United States or Canada, and could thereby result in reduced demand for PAA’s transportation, terminalling and storage services as well as its merchant activities.

Laws and regulations pertaining to the protection of threatened and endangered species or to critical habitat, wetlands and natural resources could delay, restrict or prohibit PAA’s and its customers’ operations and cause PAA or its customers to incur substantial costs that may have a material adverse effect on its results of operations.

In the United States, the ESA and comparable state laws were established to protect endangered and threatened species. Under the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities that have the potential to adversely affect that species’ habitat. Similar protections are given to migratory birds under the Migratory Bird Treaty Act, Canada’s Species at Risk Act, and analogous provincial laws and regulations. Some of PAA’s operations are conducted in areas where protected species or their habitats are known to exist, and from time to time PAA’s development plans have been impacted in these areas. PAA may be obligated to develop and implement plans to avoid potential adverse effects to protected species and their habitats, and PAA may be delayed, restricted or prohibited from conducting operations in certain locations or during certain seasons, such as breeding and nesting seasons, when its operations could have an adverse effect on the species. Additionally, the designation of previously unprotected species or the re-designation of under-protected species as threatened or endangered in areas where PAA or its customers conduct operations could cause PAA to incur increased costs arising from species protection measures or could result in delays, restrictions or prohibitions on PAA’s customers’ development and production activities that could have a material adverse effect on its results of operations.

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

The tax treatment of PAA depends on its status as a partnership for U.S. federal income tax purposes, as well as it not being subject to a material amount of additional entity-level taxation by individual states or foreign jurisdictions. If the IRS were to treat PAA as a corporation for U.S. federal income tax purposes or if PAA becomes subject to a material amount of additional entity-level or other form of taxation for state or foreign tax purposes, it would reduce the amount of cash available for distribution to us and increase the portion of our distributions treated as taxable dividends.

At December 31, 2024, we owned an approximate 85% limited partner interest in AAP, which directly owned a limited partner interest in PAA through its ownership of approximately 232.9 million PAA common units (approximately 30% of PAA’s Series A preferred units and common units combined). Accordingly, the value of our indirect investment in PAA, as well as the anticipated after-tax economic benefit of an investment in our Class A shares, depends largely on PAA being treated as a partnership for U.S. federal income tax purposes, which requires that 90% or more of PAA’s gross income for every taxable year consist of qualifying income, as defined in Section 7704 of the Code. Based on PAA’s current operations, and current U.S. Treasury regulations, PAA believes that it is treated as a partnership rather than a corporation for such purposes; however, a change in PAA’s business could cause it to be treated as a corporation for U.S. federal income tax purposes.

Current law may change, causing PAA to be treated as a corporation for U.S. federal income tax purposes or otherwise subjecting PAA to additional entity-level taxation. In addition, several states impose and others have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. For example, PAA is subject to entity-level tax on the portion of its income apportioned to Texas. Imposition of any similar taxes by individual states or additional federal or foreign taxes on PAA may result in a decrease in the amount of distributions AAP receives from PAA and our resulting cash flows could be reduced substantially, which would adversely affect our ability to pay distributions to our shareholders.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including PAA, or an investment in PAA common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. Members of Congress have proposed and considered substantive changes to the existing U.S. federal income tax laws that would affect publicly traded partnerships, including proposals that would eliminate PAA’s ability to qualify for partnership tax treatment. Recent proposals have provided for the expansion of the qualifying income exception for publicly traded partnerships in certain circumstances and other proposals have provided for the total elimination of the qualifying income exception upon which PAA relies for its partnership tax treatment.

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

If the IRS makes audit adjustments to PAA’s income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from PAA. To the extent possible, PAA’s general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if PAA is eligible, issue a revised information statement to each unitholder and former unitholder with respect to an audited and adjusted return. Although PAA’s general partner may elect to have PAA’s unitholders and former unitholders take such audit adjustment into account and pay any resulting taxes (including applicable penalties or interest) in accordance with their interests in PAA during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, PAA’s current unitholders, including us through AAP, may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in PAA during the tax year under audit. If, as a result of any such audit adjustment, PAA or AAP is required to make payments of taxes, penalties and interest, then the amount of distributions we receive from AAP could be substantially reduced, which would adversely affect our ability to pay distributions to our shareholders.

Taxable gain or loss on the sale of our Class A shares could be more or less than expected.

If a holder sells our Class A shares, the holder will recognize gain or loss equal to the difference between the amount realized and the holder’s tax basis in those Class A shares. To the extent that the amount of our distributions exceeds our current and accumulated earnings and profits, the distributions will be treated as a tax free return of capital and will reduce a holder’s tax basis in the Class A shares. We did not have any earnings and profits in 2024 and we do not expect to have any earnings and profits for an extended period of time. Because our distributions in excess of our earnings and profits decrease a holder’s tax basis in Class A shares, such excess distributions will result in a corresponding increase in the amount of gain, or a corresponding decrease in the amount of loss, recognized by the holder upon the sale of the Class A shares.

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

Cybersecurity Program Governance

Our cybersecurity program is led by our Vice President of Information Services, North America, who reports directly to our CFO and oversees the dedicated team responsible for executing our cybersecurity strategy, including the primary assessment and management of cybersecurity risks. Our cybersecurity leadership team also includes our Director, Technology Risk and Cybersecurity, our Senior Director, Strategic Planning, our Senior Director, North American Solution Delivery and our Senior Director, Enterprise Technology. The Board receives quarterly updates on material security incidents (if applicable), detection, monitoring, security culture scores, and other key initiatives and notable events from our cybersecurity leadership team.

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

PART II

Item 5.  Market for Registrant’s Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders and Distributions

Our Class A shares are listed and traded on Nasdaq under the symbol “PAGP.” As of February 14, 2025, there were 197,743,624 Class A shares outstanding and approximately 85,000 record holders and beneficial owners (held in street name).

The following table presents cash distributions per Class A share pertaining to the quarter presented, which were declared and paid in the following calendar quarter (see the “Cash Distribution Policy” section below for a discussion of our policy regarding distribution payments):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2024	$0.3175	$0.3175	$0.3175	$0.3800
2023	$0.2675	$0.2675	$0.2675	$0.3175

Our Class A shares are also used as a form of compensation to our directors. See Note 17 to our Consolidated Financial Statements for additional information regarding our equity-indexed compensation plans.

Our Class B shares and Class C shares are not listed or traded on any stock exchange.

Performance Graph

The following graph compares the total unitholder return performance of our Class A shares with the performance of: (i) the Standard & Poor’s 500 Stock Index (“S&P 500”) and (ii) the Alerian Midstream Energy Index (“AMNA”). The AMNA is a broad-based composite of North American energy infrastructure companies that provides investors with a comprehensive benchmark for this asset class. The graph assumes that $100 was invested in our Class A shares and each comparison index beginning on December 31, 2019 and that all distributions were reinvested on a quarterly basis.

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
PAGP	$100.00	$48.96	$63.11	$83.11	$114.79	$142.02
S&P 500	$100.00	$155.68	$200.37	$164.08	$207.21	$259.05
AMNA	$100.00	$95.06	$131.58	$159.92	$182.34	$263.52

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

Our principal source of cash flow is derived from our indirect investment in PAA. As of December 31, 2024, we owned approximately 197.5 million AAP units, which represented an approximate 85% limited partner interest in AAP. AAP currently receives all of its cash flows from its ownership of PAA common units. Therefore, our cash flow and resulting ability to make distributions is dependent upon the ability of PAA to make distributions to AAP in respect of the common units AAP owns. As of December 31, 2024, AAP owned approximately 232.9 million PAA common units. The actual amount of cash that PAA, and correspondingly AAP, will have available for distribution will primarily depend on the amount of cash PAA generates from its operations. Also, under the terms of the agreements governing PAA’s debt, PAA is prohibited from declaring or paying any distribution to unitholders if a default or event of default (as defined in such agreements) exists. No such default has occurred. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreements, Commercial Paper Program and Indentures.”

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

•Executive Summary
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates
•Recent Accounting Pronouncements

A comparative discussion of our 2023 to 2022 operating results and performance measures can be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024.

Executive Summary

Company Overview

We are a Delaware limited partnership formed in 2013 that has elected to be taxed as a corporation for United States federal income tax purposes. As of December 31, 2024, our sole cash-generating assets consisted of an approximate 85% limited partner interest in AAP through our ownership of approximately 197.5 million AAP units. We also own a 100% managing member interest in GP LLC. GP LLC is a Delaware limited liability company that holds the non-economic general partner interest in AAP. AAP is a Delaware limited partnership that, as of December 31, 2024, directly owned a limited partner interest in PAA through its ownership of approximately 232.9 million PAA common units (approximately 30% of PAA’s total outstanding common units and Series A preferred units combined). AAP is the sole member of PAA GP, a Delaware limited liability company that directly holds the non-economic general partner interest in PAA.

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

Market Overview and Outlook

Crude oil and other petroleum liquids are supplied to the global market by producers around the world, with the majority coming from the Organization of Petroleum Exporting Countries (“OPEC”), North American producers and the Russian Federation, among others. The chart below depicts the relationship between global supply of crude oil and other petroleum liquids and demand since the beginning of 2020 and the U.S. Energy Information Administration’s (“EIA”) Short-Term Energy Outlook as of January 2025:

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

The Permian Basin continues to be one of the most prolific basins in the world and was the predominant driver of U.S. production growth in 2024. We expect the Permian Basin to be a key contributor to global supply for years to come, based on strong economics and the recent wave of consolidation leading to more stable activity levels over a wide range of commodity price environments.

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

Overview of Operating Results

We recognized net income of $1.070 billion for the year ended December 31, 2024 compared to net income of $1.425 billion for the year ended December 31, 2023.

The decrease in net income was largely driven by higher costs in the 2024 period associated with the Line 901 incident that occurred in May 2015 (including $225 million related to the write-off of a receivable for insurance proceeds in the fourth quarter of 2024 and $120 million related to settlements in the third quarter of 2024), losses on asset sales, asset impairments and other related items (as compared to gains from such items in the 2023 period), and higher income tax expense largely associated with Canadian withholding tax. In addition, net income for the 2023 period included the favorable impact of gains from the mark-to-market adjustment of the Preferred Distribution Rate Reset Option. However, our Segment Adjusted EBITDA increased in 2024 compared to 2023 due to more favorable results from our Crude Oil segment, partially offset by lower contributions from our NGL segment. See the “—Results of Operations” section below for further discussion.

Results of Operations

Consolidated Results

The following table sets forth an overview of our consolidated financial results calculated in accordance with GAAP (in millions, except per share data):

	Year Ended December 31,		Variance
	2024	2023	$	%
Product sales revenues	$48,254	$46,974	$1,280	3%
Services revenues	1,819	1,738	81	5%
Purchases and related costs	(45,560)	(44,531)	(1,029)	(2)%
Field operating costs	(1,768)	(1,425)	(343)	(24)%
General and administrative expenses	(387)	(356)	(31)	(9)%
Depreciation and amortization	(1,026)	(1,051)	25	2%
Gains/(losses) on asset sales, asset impairments and other, net	(160)	152	(312)	(205)%
Equity earnings in unconsolidated entities	452	369	83	22%
Gain on investments in unconsolidated entities, net	15	28	(13)	(46)%
Interest expense, net	(382)	(386)	4	1%
Other income, net	17	102	(85)	(83)%
Income tax expense	(204)	(189)	(15)	(8)%
Net income	1,070	1,425	(355)	(25)%
Net income attributable to noncontrolling interests	(967)	(1,227)	260	21%
Net income attributable to PAGP	$103	$198	$(95)	(48)%

Basic and diluted net income per Class A share	$0.52	$1.01	$(0.49)	**
Basic and diluted weighted average Class A shares outstanding	197	195	2	**

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

A majority of our crude oil sales and purchases are indexed to the prompt month price of the NYMEX Light, Sweet crude oil futures contract (“NYMEX Price”) and our NGL sales are indexed to Mont Belvieu prices. The following table presents the range of the NYMEX Price over the last two years (in dollars per barrel):

	NYMEX Price
During the Year Ended December 31,	Low	High	Average
2024	$66	$87	$76
2023	$67	$94	$78

Product sales revenues and purchases increased for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to higher crude oil sales volumes.

Revenues from services increased for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to higher pipeline volumes and tariff escalations, as well as the impact of acquisitions.

See further discussion of net revenues (revenues less purchases and related costs) in the “—Analysis of Operating Segments” section below.

Field Operating Costs

See discussion of field operating costs in the “—Analysis of Operating Segments” section below.

General and Administrative Expenses

The increase in general and administrative expenses for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to (i) higher employee-related costs, (ii) higher information systems costs due to ongoing systems integration work and (iii) higher office rent due to an operating cost abatement in the prior year.

Gains/(Losses) on Asset Sales, Asset Impairments and Other, Net

The net loss on asset sales and asset impairments for the year ended December 31, 2024 was primarily due to non-cash charges related to the write-down of certain of our long-lived U.S. terminal assets included in our NGL segment due to asset impairments and accelerated depreciation in the fourth quarter of 2024.

The net gain on asset sales and asset impairments for the year ended December 31, 2023 was primarily related to the sale of our ownership interest in the Keyera Fort Saskatchewan facility in the first quarter of 2023.

See Note 6 and Note 7 to our Consolidated Financial Statements for additional information regarding these asset sales and asset impairments.

Equity Earnings in Unconsolidated Entities

See discussion of equity earnings in unconsolidated entities in the “—Analysis of Operating Segments” section below.

Gain on Investments in Unconsolidated Entities, Net

In the fourth quarter of 2024, we recognized a gain of $15 million related to our acquisition of the remaining 50% interest in Midway Pipeline LLC.

In the third quarter of 2023, we recognized a gain of $29 million related to the Permian JV’s acquisition of the remaining 43% interest in OMOG JV Holdings LLC.

See Note 7 to our Consolidated Financial Statements for additional information regarding these transactions.

Other Income/(Expense), Net

The following table summarizes the components impacting Other income/(expense), net (in millions):

	Year Ended December 31,
	2024	2023
Interest income	$22	$27
Net gain/(loss) on foreign currency revaluation (1)	(10)	15
Gain on mark-to-market adjustment of Preferred Distribution Rate Reset Option embedded derivative (2)	—	58
Other	5	2
	$17	$102

(1)See Note 12 to our Consolidated Financial Statements for additional information.
(2)The activity during the periods presented was primarily related to the impact from the change in the United States Dollar to Canadian dollar exchange rate on the portion of our intercompany net investment that is not long-term in nature.

Income Tax (Expense)/Benefit

The net unfavorable income tax variance for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to higher income tax expense in 2024 associated with Canadian withholding tax on dividends from our Canadian entities to other Plains entities driven by timing of dividend payments, including proceeds from asset divestitures, partially offset by the impact of lower earnings at PAA on income tax attributable to PAGP.

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

Non-GAAP Financial Performance Measures

Adjusted EBITDA is defined as earnings before (i) interest expense, (ii) income tax (expense)/benefit, (iii) depreciation and amortization (including our proportionate share of depreciation and amortization, including write-downs related to cancelled projects and impairments, of unconsolidated entities), (iv) gains and losses on asset sales, asset impairments and other, net and (v) gains on investments in unconsolidated entities, net, and adjusted for (vi) certain selected items impacting comparability. Adjusted EBITDA attributable to PAA excludes the portion of Adjusted EBITDA that is attributable to noncontrolling interests in consolidated joint venture entities.

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

The following table sets forth the reconciliation of the non-GAAP financial performance measures Adjusted EBITDA and Adjusted EBITDA attributable to PAA from Net Income (in millions):

	Year Ended December 31,		Variance
	2024	2023	$	%
Net income	$1,070	$1,425	$(355)	(25)%
Interest expense, net of certain items (1)	382	386	(4)	(1)%
Income tax expense	204	189	15	8%
Depreciation and amortization	1,026	1,051	(25)	(2)%
(Gains)/losses on asset sales, asset impairments and other, net	160	(152)	312	205%
Gain on investments in unconsolidated entities, net	(15)	(28)	13	46%
Depreciation and amortization of unconsolidated entities (2)	84	87	(3)	(3)%
Unallocated general and administrative expenses (3)	6	6	—	—%
Selected Items Impacting Comparability:
Derivative activities and inventory valuation adjustments	85	159	(74)	**
Long-term inventory costing adjustments	(9)	35	(44)	**
Deficiencies under minimum volume commitments, net	(31)	12	(43)	**
Equity-indexed compensation expense	36	36	—	**
Foreign currency revaluation	(27)	24	(51)	**
Line 901 incident	345	10	335	**
Transaction-related expenses	—	1	(1)	**
Selected Items Impacting Comparability - Segment Adjusted EBITDA (4)	399	277	122	**
Mark-to-market adjustment of Preferred Distribution Rate Reset Option embedded derivative (5)	—	(58)	58	**
Foreign currency revaluation (6)	10	(16)	26	**
Selected Items Impacting Comparability - Adjusted EBITDA (6)	409	203	206	**
Adjusted EBITDA (7)	$3,326	$3,167	$159	5%
Adjusted EBITDA attributable to noncontrolling interests in consolidated joint ventures (8)	(547)	(456)	(91)	(20)%
Adjusted EBITDA attributable to PAA	$2,779	$2,711	$68	3%

**     Indicates that variance as a percentage is not meaningful.
(1)Represents “Interest expense, net” as reported on our Consolidated Statements of Operations.
(2)We exclude our proportionate share of the depreciation and amortization expense (including write-downs related to cancelled projects and impairments) of unconsolidated entities when reviewing Adjusted EBITDA, similar to our consolidated assets.
(3)Represents general and administrative expenses incremental to those of PAA, which are not allocated to our reporting segments in determining Segment Adjusted EBITDA and are excluded in the non-GAAP financial performance measures utilized by management.
(4)For a more detailed discussion of these selected items impacting comparability, see the footnotes to the Segment Adjusted EBITDA Reconciliation table in Note 19 to our Consolidated Financial Statements.
(5)The Preferred Distribution Rate Reset Option of PAA’s Series A preferred units was accounted for as an embedded derivative and recorded at fair value in our Consolidated Financial Statements. The associated gains and losses are not integral to our results and were thus classified as a selected item impacting comparability. See Note 12 to our Consolidated Financial Statements for additional information regarding the Preferred Distribution Rate Reset Option.
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

(7)“Other income/(expense), net” on our Consolidated Statements of Operations, adjusted for selected items impacting comparability (“Adjusted other income/(expense), net”) is included in Adjusted EBITDA and excluded from Segment Adjusted EBITDA.
(8)Reflects amounts attributable to noncontrolling interests in the Permian JV, Cactus II and Red River.

Analysis of Operating Segments

We manage our operations through two operating segments: Crude Oil and NGL. Our Chief Operating Decision Maker (“CODM”) (our Chief Executive Officer) evaluates segment performance based on a variety of measures including Segment Adjusted EBITDA, segment volumes and maintenance capital investment.

We define Segment Adjusted EBITDA as revenues and equity earnings in unconsolidated entities less (a) significant segment expenses including: (i) purchases and related costs, (ii) field operating costs and (iii) segment general and administrative expenses, plus (b) our proportionate share of the depreciation and amortization expense (including write-downs related to cancelled projects and impairments) of unconsolidated entities, further adjusted (c) for certain selected items including (i) gains and losses on derivative instruments that are related to underlying activities in another period (or the reversal of such adjustments from a prior period), gains and losses on derivatives that are either related to investing activities (such as the purchase of linefill) or purchases of long-term inventory, and inventory valuation adjustments, as applicable, (ii) long-term inventory costing adjustments, (iii) charges for obligations that are expected to be settled with the issuance of equity instruments, (iv) amounts related to deficiencies associated with minimum volume commitments, net of the applicable amounts subsequently recognized into revenue and (v) other items that our CODM believes are integral to understanding our core segment operating performance and (d) to exclude the portion of all preceding items that is attributable to noncontrolling interests in consolidated joint venture entities (“Segment amounts attributable to noncontrolling interests in consolidated joint ventures”). See Note 19 to our Consolidated Financial Statements for a reconciliation of Segment Adjusted EBITDA to Net income attributable to PAGP.

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

The following tables set forth our operating results from our Crude Oil segment:

Operating Results (1) (in millions)	Year Ended December 31,		Variance
	2024	2023	$	%
Revenues	$48,720	$47,174	$1,546	3%
Purchases and related costs (2)	(45,033)	(43,805)	(1,228)	(3)%
Field operating costs (2)	(1,440)	(1,053)	(387)	(37)%
Segment general and administrative expenses (2) (3)	(298)	(271)	(27)	(10)%
Equity earnings in unconsolidated entities	452	369	83	22%

Other segment items (4):
Depreciation and amortization of unconsolidated entities	84	87	(3)	(3)%
Derivative activities and inventory valuation adjustments	5	17	(12)	**
Long-term inventory costing adjustments	1	22	(21)	**
Deficiencies under minimum volume commitments, net	(31)	12	(43)	**
Equity-indexed compensation expense	36	35	1	**
Foreign currency revaluation	(22)	19	(41)	**
Line 901 incident	345	10	335	**
Transaction-related expenses	—	1	(1)	**
Segment amounts attributable to noncontrolling interests in consolidated joint ventures	(543)	(454)	(89)	**
Segment Adjusted EBITDA	$2,276	$2,163	$113	5%

Maintenance capital expenditures	$183	$145	$38	26%

Average Volumes	Year Ended December 31,		Variance
	2024	2023	Volumes	%
Crude oil pipeline tariff (by region) (5)
Permian Basin (6)	6,731	6,356	375	6%
Rocky Mountain (6)	474	372	102	27%
Other (6)	1,729	1,732	(3)	—%
Total crude oil pipeline tariff	8,934	8,460	474	6%

Commercial crude oil storage capacity (6) (7)	72	72	—	—%

Crude oil lease gathering purchases (5) (8)	1,586	1,452	134	9%

**    Indicates that variance as a percentage is not meaningful.
(1)Revenues and costs and expenses include intersegment amounts.
(2)Represents components of significant segment expenses.
(3)Segment general and administrative expenses reflect direct costs attributable to each segment and an allocation of other expenses to the segments. The proportional allocations by segment require judgment by management and are based on the business activities that exist during each period.
(4)Represents adjustments included in the performance measure utilized by our CODM in the evaluation of segment results. See Note 19 to our Consolidated Financial Statements for additional discussion of such adjustments.

(5)Average daily volumes in thousands of barrels per day calculated as the total volumes (attributable to our interest for assets owned by unconsolidated entities or through UJIs) for the year divided by the number of days in the year. Volumes associated with acquisitions represent total volumes for the number of days we actually owned the assets divided by the number of days in the period.
(6)Includes volumes (attributable to our interest) from assets owned by unconsolidated entities.
(7)Average monthly capacity in millions of barrels per day calculated as total volumes for the year divided by the number of months in the year.
(8)Of this amount, approximately 1,278 and 1,147 thousand barrels per day were purchased in the Permian Basin for the years ended December 31, 2024 and 2023, respectively.

Segment Adjusted EBITDA

Crude Oil Segment Adjusted EBITDA increased for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to higher tariff volumes on our pipelines, tariff escalations and contributions from acquisitions, partially offset by fewer market-based opportunities.

The following is a more detailed discussion of the significant factors impacting Segment Adjusted EBITDA for the year ended December 31, 2024 compared to the year ended December 31, 2023.

Net Revenues and Equity Earnings. Our results were favorably impacted by (i) volume growth across our pipeline systems driven by increased production in the Permian Basin region, as well as increased movements from the Rocky Mountain region to Cushing, Oklahoma, (ii) the benefit of tariff escalations and (iii) contributions from acquisitions, including increases in ownership of certain pipeline systems.

Additionally, our results for the year ended December 31, 2024 compared to 2023 reflect fewer crude oil market-based opportunities.

Field Operating Costs. For the year ended December 31, 2024 compared to the year ended December 31, 2023, we recognized higher expenses associated with (i) an increase in costs associated with settlements related to the Line 901 incident that occurred in May 2015 (which impact field operating costs, but are excluded from Segment Adjusted EBITDA, and thus are reflected as a component of “Other segment items” in the table above), (ii) an increase in estimated costs for long-term environmental remediation obligations, (iii) property taxes due to the impact of favorable adjustments in 2023 and (iv) incremental operating costs and employee-related costs associated with acquisitions, partially offset by (v) unrealized mark-to-market gains on power hedges (which impact our field operating costs but are excluded from Segment Adjusted EBITDA and thus are reflected as a component of “Other segment items” in the table above) and (vi) decreased costs resulting from lower third-party trucked volumes.

Maintenance Capital

Maintenance capital consists of capital expenditures for the replacement and/or refurbishment of partially or fully depreciated assets in order to maintain the operating and/or earnings capacity of our existing assets. The increase in maintenance capital spending for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to (i) an increase in integrity management, maintenance and repairs and replacement projects and (ii) more trucking lease buyouts.

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

Generally, our segment results are impacted by (i) increases or decreases in our NGL sales volumes, (ii) volatility in commodity price differentials, primarily the differential between the price of natural gas and the extracted NGL (“frac spread”), as well as location differentials and time spreads, (iii) the quality and volume of natural gas transported on third-party assets through our Empress straddle plant and (iv) our share of the NGL received from a third-party straddle plant.

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

The following tables set forth our operating results from our NGL segment:

Operating Results (1) (in millions)	Year Ended December 31,		Variance
	2024	2023	$	%
Revenues	$1,724	$1,935	$(211)	(11)%
Purchases and related costs (2)	(898)	(1,123)	225	20%
Field operating costs (2)	(328)	(372)	44	12%
Segment general and administrative expenses (2) (3)	(83)	(79)	(4)	(5)%

Other segment items (4):
Derivative activities	80	142	(62)	**
Long-term inventory costing adjustments	(10)	13	(23)	**
Equity-indexed compensation expense	—	1	(1)	**
Foreign currency revaluation	(5)	5	(10)	**
Segment Adjusted EBITDA	$480	$522	$(42)	(8)%

Maintenance capital expenditures	$78	$86	$(8)	(9)%

	Year Ended December 31,		Variance
Average Volumes (in thousands of barrels per day) (5)	2024	2023	Volumes	%
NGL fractionation	132	115	17	15%

NGL pipeline tariff	213	180	33	18%

Propane and butane sales	92	86	6	7%

**    Indicates that variance as a percentage is not meaningful.
(1)Revenues and costs and expenses include intersegment amounts.
(2)Represents components of significant segment expenses.
(3)Segment general and administrative expenses reflect direct costs attributable to each segment and an allocation of other expenses to the segments. The proportional allocations by segment require judgment by management and are based on the business activities that exist during each period.
(4)Represents adjustments included in the performance measure utilized by our CODM in the evaluation of segment results. See Note 19 to our Consolidated Financial Statements for additional discussion of such adjustments.
(5)Average daily volumes are calculated as total volumes (attributable to our interest for assets owned through UJIs) for the year divided by the number of days in the year.

Segment Adjusted EBITDA

NGL Segment Adjusted EBITDA for the year ended December 31, 2024 decreased compared to the year ended December 31, 2023, primarily due to the impact of lower realized frac spreads, partially offset by higher propane and butane sales volumes.

Significant variances in the components of Segment Adjusted EBITDA are discussed in more detail below:

Net Revenues. Net revenues include the impact of derivative activities and long-term inventory costing adjustments, which are excluded from Segment Adjusted EBITDA and thus are reflected as a component of “Other segment items” in the table above. Excluding such impacts, net revenues decreased for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to (i) lower realized frac spreads and (ii) lower field operating cost recoveries at our Empress straddle plants realized through our commercial agreements, partially offset by (iii) higher propane and butane sales volumes, (iv) tariff escalations and (v) market opportunities.

Field Operating Costs. The decrease in field operating costs for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to (i) decreased utilities-related costs largely as a result of lower prices and (ii) a decrease in unrealized mark-to-market losses on power hedges (which impact our field operating costs, but are excluded from Segment Adjusted EBITDA, and thus are reflected as a component of “Other segment items” in the table above), partially offset by (iii) higher maintenance and repairs. The decrease in utilities-related costs was partially offset by the lower benefit to net revenues of operating cost recoveries realized through commercial agreements.

Maintenance Capital

The decrease in maintenance capital spending for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to timing of routine integrity activities.

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

As of December 31, 2024, although we had a working capital deficit of $148 million, we had over $2.6 billion of liquidity available to meet our ongoing operating, investing and financing needs, subject to continued covenant compliance, as noted below (in millions):

As of December 31, 2024
Availability under PAA senior unsecured revolving credit facility (1) (2)	$1,350
Availability under PAA senior secured hedged inventory facility (1) (2)	1,333
Amounts outstanding under PAA commercial paper program	(393)
Subtotal	2,290
Cash and cash equivalents (3)	348
Total	$2,638

(1)Represents availability prior to giving effect to borrowings outstanding under the PAA commercial paper program, which reduce available capacity under the facilities.
(2)Available capacity under the PAA senior unsecured revolving credit facility and the PAA senior secured hedged inventory facility was reduced by outstanding letters of credit issued under these facilities of less than $1 million and $17 million, respectively.
(3)Excludes restricted cash of $1 million.

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

Credit Agreements, Commercial Paper Program and Indentures

PAA has three primary credit arrangements, which we use to meet our short-term cash needs. These include PAA’s $1.35 billion senior unsecured revolving credit facility maturing in 2029 (excluding a commitment of $64 million, which matures in 2027), $1.35 billion senior secured hedged inventory facility maturing in 2027 (excluding a commitment of $64 million, which matures in 2026) and $2.7 billion unsecured commercial paper program that is backstopped by PAA’s revolving credit facility and its hedged inventory facility. The credit agreements for PAA’s revolving credit facilities (which impact PAA’s ability to access its commercial paper program because they provide the financial backstop that supports PAA’s short-term credit ratings) and the indentures governing its senior notes contain cross-default provisions. A default under PAA’s credit agreements or indentures would permit the lenders to accelerate the maturity of the outstanding debt. As long as PAA is in compliance with the provisions in its credit agreements, its ability to make distributions of available cash is not restricted. PAA was in compliance with the covenants contained in its credit agreements and indentures as of December 31, 2024.

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

Net cash provided by operating activities for the years ended December 31, 2024 and 2023 was approximately $2.5 billion and $2.7 billion, respectively, and primarily resulted from earnings from our operations.

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

	Year Ended December 31,
	2024	2023
Investment capital (1) (2) (3)	$415	$399
Maintenance capital (1) (3)	261	231
Acquisition capital (2) (4)	254	431
	$930	$1,061

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
(3)Investment capital and maintenance capital, net to our 65% interest in the Permian JV, was approximately $329 million and $242 million, respectively, for 2024, and approximately $310 million and $214 million, respectively, for 2023.
(4)Acquisition capital for 2024 primarily includes the acquisitions of additional ownership interests in equity method investees. Acquisition capital for 2023 primarily includes the acquisition by the Permian JV of (i) the remaining 43% interest in OMOG JV Holdings LLC and (ii) gathering assets in the Southern and Northern Delaware Basins. See Note 7 and Note 8 to our Consolidated Financial Statements for additional information. Acquisition capital, net to our 65% interest in the Permian JV, was approximately $243 million and $281 million for 2024 and 2023, respectively.

In the first quarter of 2025, we completed two additional bolt-on acquisitions for $636 million (approximately $580 million net to our interest), which included (i) a Delaware Basin crude oil gathering business and (ii) an Eagle Ford Basin gathering system. We used a portion of the net proceeds from our January 2025 senior notes offering to fund these acquisitions.

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

	Year Ended December 31,
Projects	2024	2023
Complementary Permian Basin Projects (1)	$249	$266
Selected Facilities/Downstream Projects (2)	107	71
Other Projects	59	62
Total	$415	$399

(1)Includes projects associated with assets included in the Permian JV.
(2)Includes projects at our St. James and Fort Saskatchewan terminals.

Projected 2025 Capital Expenditures. Total investment capital for the year ending December 31, 2025 is currently projected to be approximately $500 million ($400 million net to our interest). Approximately half of our projected investment capital expenditures are expected to be invested in the Permian JV assets. Additionally, maintenance capital for 2025 is currently projected to be approximately $260 million ($240 million net to our interest). We expect to fund our 2025 investment and maintenance capital expenditures primarily with retained cash flow.

Divestitures

Proceeds from the sale of assets have historically generally been used to fund our investment capital projects and reduce debt levels. The following table summarizes the proceeds received from divestitures during the last two years (in millions):

	Year Ended December 31,
	2024	2023
Proceeds from divestitures (1)	$13	$328

(1)Represents proceeds, including working capital adjustments, net of transaction costs. The proceeds from divestitures for the year ended December 31, 2023 are primarily from the sale of our 21% non-operated/UJI in the Keyera Fort Saskatchewan facility in February 2023. See Note 7 to our Consolidated Financial Statements for additional information.

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

Borrowings and Repayments Under Credit Arrangements

During the year ended December 31, 2024, PAA had net repayments under its commercial paper program of $40 million. The net repayments resulted primarily from cash flow from operating activities and proceeds from the issuance of $650 million, 5.70% senior notes in June 2024, which offset borrowings during the year related to funding needs for capital investments, inventory purchases, repayment of $750 million, 3.60% senior notes due November 2024 and other general partnership purposes.

During the year ended December 31, 2023, PAA had net borrowings under the PAA commercial paper program of $433 million. The net borrowings resulted primarily from borrowings during the year related to funding needs for capital investments, inventory purchases and other general partnership purposes.

Senior Notes

Issuances of PAA Senior Notes. PAA did not issue any senior unsecured notes during 2023. During 2024, PAA issued senior unsecured notes as summarized in the table below (in millions):

Year	Description	Maturity	Face Value	Gross Proceeds(1)	Net Proceeds(2)
2024	5.70% PAA Senior Notes issued at 99.953% of face value	September 2034	$650	$650	$643	(3)

(1)Face value of notes less the applicable premium or discount (before deducting for initial purchaser discounts, commissions and offering expenses).
(2)Face value of notes less the applicable premium or discount, initial purchaser discounts, commissions and offering expenses.
(3)PAA used the net proceeds from the offering, along with other cash on hand, to repay on November 1, 2024 the principal amount of its $750 million, 3.60% senior notes due November 2024. Prior to such repayment, PAA used a portion of the net proceeds from the offering to repay outstanding borrowings under its commercial paper program and for general partnership purposes.

In January 2025, PAA also completed the offering of $1 billion, 5.95% senior notes due June 2035 at a public offering price of 99.761%. Interest payments are due on June 15 and December 15 of each year, commencing on June 15, 2025. PAA used the net proceeds from this offering of approximately $988 million, after deducting the underwriting discount and offering expenses, to (i) fund the acquisitions completed during the first quarter of 2025, (ii) fund the repurchase in January 2025 of 12.7 million PAA Series A preferred units, including accrued and unpaid distributions and (iii) repay outstanding borrowings under its credit facilities and commercial paper program, and, pending such uses, for general partnership purposes. See Note 7 and Note 11 to our Consolidated Financial Statements for additional information regarding our recently completed acquisitions and PAA’s Series A preferred units, respectively.

Repayments of PAA Senior Notes. During 2024 and 2023, PAA repaid the following senior unsecured notes in full (in millions):

Year	Description	Repayment Date
2024	$750 million 3.60% PAA Senior Notes due November 2024	November 2024	(1)

2023	$700 million 3.85% PAA Senior Notes due October 2023	October 2023	(2)

2023	$400 million 2.85% PAA Senior Notes due January 2023	January 2023	(2)

(1)PAA repaid these senior notes with proceeds from its 5.70% senior notes issued in June 2024, cash on hand. and borrowings under its commercial paper program.
(2)PAA repaid these senior notes with cash on hand and borrowings under its commercial paper program.

Registration Statements

PAGP Registration Statements. We have filed with the SEC a shelf registration statement that, subject to effectiveness at the time of use, allows us to issue up to a specified amount of equity securities (“PAGP Traditional Shelf”). At December 31, 2024, we had approximately $939 million of unsold securities available under the PAGP Traditional Shelf. We also have access to a universal shelf registration statement (“PAGP WKSI Shelf”), which provides us with the ability to offer and sell an unlimited amount of equity securities, subject to market conditions and its capital needs.

PAA Registration Statements.  PAA periodically accesses the capital markets for both equity and debt financing. PAA has filed with the SEC a universal shelf registration statement that, subject to effectiveness at the time of use, allows PAA to issue up to a specified amount of debt or equity securities (“PAA Traditional Shelf”), under which PAA had approximately $1.1 billion of unsold securities available at December 31, 2024. PAA did not conduct any offering under its Traditional Shelf during the year 2024. PAA also has access to a universal shelf registration statement (“PAA WKSI Shelf”), which provides it with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and capital needs. The offerings of $650 million, 5.70% senior notes in June 2024 and $1 billion, 5.95% senior notes in January 2025 were conducted under its WKSI Shelf.

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

There were no repurchases under the Program during the years ended December 31, 2024 and 2023. The remaining available capacity under the Program as of December 31, 2024 was $198 million.

Preferred Unit Repurchase

On January 31, 2025, PAA repurchased 12.7 million units, or 18%, of its outstanding Series A preferred units at the issue price of $26.25 per unit for a purchase price of approximately $333 million, plus accrued and unpaid distributions through January 30, 2025 of approximately $10 million. PAA used a portion of the net proceeds from its January 2025 senior notes offering to fund this repurchase. See Note 11 to our Consolidated Financial Statements for more information regarding PAA’s Series A preferred units.

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

On February 14, 2025, we paid a quarterly distribution of $0.38 per Class A share ($1.52 per Class A share on an annualized basis). The distribution was paid to Class A shareholders of record as of January 31, 2025, with respect to the quarter ended December 31, 2024. See Note 11 to our Consolidated Financial Statements for details of distributions paid during the three years ended December 31, 2024.

Distributions to Noncontrolling Interests

Distributions to noncontrolling interests represent amounts paid on interests in consolidated entities that are not owned by us. As of December 31, 2024, noncontrolling interests in our subsidiaries consisted of (i) limited partner interests in PAA including a 70% interest in PAA’s common units and PAA’s Series A preferred units combined and 100% of PAA’s Series B preferred units, (ii) an approximate 15% limited partner interest in AAP, (iii) a 35% interest in the Permian JV, (iv) a 30% interest in Cactus II and (v) a 33% interest in Red River. See Note 11 to our Consolidated Financial Statements for details of distributions paid to noncontrolling interests during the three years ended December 31, 2024.

Distributions to PAA’s Series A preferred unitholders. Holders of PAA’s Series A preferred units are entitled to receive quarterly distributions, subject to customary anti-dilution adjustments, of $0.615 per unit ($2.46 per unit annualized).

Distributions to PAA’s Series B preferred unitholders. Holders of PAA’s Series B preferred units are entitled to receive, when, as and if declared by PAA’s general partner out of legally available funds for such purpose, cumulative cash distributions, as applicable. Distributions on the Series B preferred units accumulate based on the applicable three-month SOFR, plus a credit spread adjustment of 0.26161%, plus 4.11% per annum. The distribution rate for the quarterly distribution paid on February 18, 2025 was 8.89507% per annum ($22.73 per Series B preferred unit).

Distributions to PAA’s common unitholders. On February 14, 2025, PAA paid a quarterly distribution of $0.38 per common unit ($1.52 per common unit on an annualized basis). The total distribution of $267 million was paid to common unitholders of record as of January 31, 2025, with respect to the quarter ended December 31, 2024.

See Note 11 to our Consolidated Financial Statements for details of distributions paid during the three years ended December 31, 2024.

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

The following table includes our best estimate of the amount and timing of these payments as of December 31, 2024 (in millions):

	2025	2026	2027	2028	2029	2030 and Thereafter	Total
Crude oil, NGL and other purchases (1)	$24,727	$20,369	$17,980	$15,049	$13,711	$26,360	$118,196

(1)Amounts are primarily based on estimated volumes and market prices based on average activity during December 2024. The actual physical volume purchased and actual settlement prices will vary from the assumptions used in the table. Uncertainties involved in these estimates include levels of production at the wellhead, weather conditions, changes in market prices and other conditions beyond our control.

Letters of Credit. In connection with our merchant activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil, NGL and natural gas. Our liabilities with respect to these purchase obligations are recorded in accounts payable on our balance sheet in the month the product is purchased. Generally, these letters of credit are issued for periods of up to seventy days and are terminated upon completion of each transaction. Additionally, we issue letters of credit to support insurance programs, derivative transactions, including hedging-related margin obligations, and construction activities. At December 31, 2024 and 2023, we had outstanding letters of credit of approximately $90 million and $205 million, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

Investments in Unconsolidated Entities

We have invested in entities that are not consolidated in our financial statements. None of these entities had debt outstanding as of December 31, 2024. We may elect at any time to make additional capital contributions to any of these entities. The following table sets forth selected information regarding these entities as of December 31, 2024 (unaudited, dollars in millions):

Entity	Type of Operation	Our Ownership Interest	Total Entity Assets	Total Cash and Restricted Cash
BridgeTex Pipeline Company, LLC	Crude Oil Pipeline	20%	$755	$27
Capline Pipeline Company LLC	Crude Oil Pipeline	54%	$1,216	$43
Diamond Pipeline LLC	Crude Oil Pipeline (1)	50%	$858	$13
Eagle Ford Pipeline LLC	Crude Oil Pipeline (1)	50%	$765	$33
Eagle Ford Terminals Corpus Christi LLC	Crude Oil Terminal and Dock (1)	50%	$205	$5
Saddlehorn Pipeline Company, LLC	Crude Oil Pipeline	40%	$576	$18
White Cliffs Pipeline, L.L.C.	Crude Oil Pipeline	36%	$341	$1
Wink to Webster Pipeline LLC	Crude Oil Pipeline	17%	$2,288	$68
Other investments			$467	$25

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

Accruals and Contingent Liabilities.  We record accruals or liabilities for, among other things, environmental remediation, potential legal claims or settlements and fees for legal services associated with loss contingencies, and bonuses. Accruals are made when our assessment indicates that it is probable that a liability has occurred and the amount of liability can be reasonably estimated. Our estimates are based on all known facts at the time and our assessment of the ultimate outcome. Among the many uncertainties that impact our estimates are the necessary regulatory approvals for, and potential modification of, our environmental remediation plans, the limited amount of data available upon initial assessment of the impact of soil or water contamination, changes in costs associated with environmental remediation services and equipment, the duration of the natural resource damage assessment and the ultimate amount of damages determined, the determination and calculation of fines and penalties, the possibility of existing legal claims giving rise to additional claims and the nature, extent and cost of legal services that will be required in connection with lawsuits, claims and other matters. Our estimates for contingent liability accruals are increased or decreased as additional information is obtained or resolution is achieved. A hypothetical variance of 5% in our aggregate estimate for the accruals and contingent liabilities discussed above would have an impact on earnings of up to approximately $13 million. Although the resolution of these uncertainties has not historically had a material impact on our results of operations or financial condition, we cannot provide assurance that actual amounts will not vary significantly from estimated amounts.

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

We record retirement obligations associated with tangible long-lived assets based on estimates related to the costs associated with cleaning, purging and, in some cases, completely removing the assets and returning the land to its original state. In addition, our estimates include a determination of the settlement date or dates for the potential obligation, which may or may not be determinable. Uncertainties that impact these estimates include the costs associated with these activities and the timing of incurring such costs. A hypothetical variance of 5% in our aggregate estimate for the retirement obligations discussed above would have an impact on earnings of up to approximately $7 million. Although the resolution of these uncertainties has not historically had a material impact on our results of operations or financial condition, we cannot provide assurance that actual amounts will not vary significantly from estimated amounts.

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

Inventory Valuations. Inventory, including long-term inventory, primarily consists of crude oil and NGL and is valued at the lower of cost or net realizable value, with cost determined using an average cost method within specific inventory pools. At the end of each reporting period, we assess the carrying value of our inventory and use estimates and judgment when making any adjustments necessary to reduce the carrying value to net realizable value. Among the uncertainties that impact our estimates are the applicable quality and location differentials to include in our net realizable value analysis. Additionally, we estimate the upcoming liquidation timing of the inventory. Changes in assumptions made as to the timing of a sale can materially impact net realizable value. During the years ended December 31, 2024, 2023 and 2022, we did not record any charges related to the valuation adjustment of our inventory. See Note 5 to our Consolidated Financial Statements for further discussion regarding inventory.

Line 901 Incident Insurance Receivable. In May 2015, we experienced a crude oil release from our Las Flores to Gaviota Pipeline (Line 901) in Santa Barbara County, California. As of December 31, 2024, we have estimated that the aggregate total costs we have incurred or will incur with respect to the Line 901 incident will be approximately $870 million, which includes actual and projected emergency response and clean-up costs, natural resource damage assessments, fines and penalties incurred, certain third-party claims settlements, and estimated costs associated with our remaining Line 901 lawsuits and claims, as well as estimates for certain legal fees and statutory interest where applicable.

We maintain insurance coverage, which is subject to certain exclusions and deductibles, in the event of such liabilities. In November 2022, we submitted claims to several of our insurance carriers seeking reimbursement for a payment made in October of 2022 to settle a class action lawsuit stemming from the Line 901 incident. As of December 31, 2023, we had recognized a receivable of approximately $225 million, of which we had classified $175 million as a short-term asset with the remaining $50 million recognized as a long-term asset. As of December 31, 2023, we believed that our claim for reimbursement was probable of recovery despite the ongoing arbitration proceedings. However, at that time we also noted that various factors could impact the timing and amount of recovery of our insurance receivable, including future developments that adversely impacted our assessment of the strength of our coverage claims, the outcome of any dispute resolution proceedings with respect to our coverage claims (including arbitration proceedings) and the extent to which insurers may become insolvent in the future. Due to these factors, we noted that we could not provide complete assurance that actual receivable amounts recovered would not vary significantly from our estimated amounts.

A binding arbitration hearing with respect to our insurance claim against insurers representing $175 million of our total $225 million reimbursement claim concluded in early October 2024, and the arbitration panel’s final and binding decision was returned in January 2025. The panel ruled that a substantial portion of our claims subject to the proceeding were not covered under the applicable policy and therefore we were not entitled to reimbursement of our $175 million claim against the applicable insurers. With respect to our remaining $50 million claim against different insurance carriers, we now regard collection of those claims as being less than “probable.” As a result, we wrote off the entire $225 million receivable in the fourth quarter of 2024 and will recognize any future collections as and if they are received. See Note 18 to our Consolidated Financial Statements for further discussion regarding the Line 901 incident and our related insurance receivable.

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

The fair value of our commodity derivatives and the change in fair value as of December 31, 2024 that would be expected from a 10% price increase or decrease is shown in the table below (in millions):

	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease
Crude oil	$7	$(3)	$5
Natural gas	(22)	$6	$(6)
NGL and other	(61)	$(46)	$46
Total fair value	$(76)

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

Interest Rate Risk

Debt. Our use of variable rate debt and any forecasted issuances of fixed rate debt expose us to interest rate risk. Therefore, from time to time, we use interest rate derivatives to hedge interest rate risk associated with anticipated interest payments and, in certain cases, outstanding debt instruments. All of PAA’s senior notes are fixed rate notes and thus are not subject to interest rate risk. Our variable rate debt outstanding at December 31, 2024, approximately $393 million, was subject to interest rate resets that generally occur within one week or less. The average interest rate on variable rate debt that was outstanding during the year ended December 31, 2024 was 5.6%, based upon rates in effect during the year. The fair value of our interest rate derivatives was a net asset of $27 million as of December 31, 2024. A 10% increase in the forward SOFR curve as of December 31, 2024 would have resulted in an increase of $13 million to the fair value of our interest rate derivatives. A 10% decrease in the forward SOFR curve as of December 31, 2024 would have resulted in a decrease of $13 million to the fair value of our interest rate derivatives. See Note 12 to our Consolidated Financial Statements for a discussion of our interest rate risk hedging activities.

Series B Preferred Units. Distributions on PAA’s Series B preferred units accumulate and are payable quarterly in arrears on the 15th day of February, May, August and November. Beginning August 15, 2023, distributions on PAA’s Series B preferred units accumulate based on the applicable three-month SOFR, plus certain adjustments. Based upon the Series B preferred units outstanding at December 31, 2024 and the liquidation preference of $1,000 per unit, a change of 100 basis points in interest rates would increase or decrease the annual distributions on PAA’s Series B preferred units by approximately $8 million. See Note 11 to our Consolidated Financial Statements for additional information regarding PAA’s Series B preferred unit distributions.

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

Applicable SEC rules require an evaluation of the effectiveness of our DCP. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our DCP as of December 31, 2024, the end of the period covered by this report, and, based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our DCP is effective.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. “Internal control over financial reporting” is a process designed by, or under the supervision of, our Chief Executive Officer and our Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024. See “Management’s Report on Internal Control Over Financial Reporting” on page F-2 of our Consolidated Financial Statements.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, assessed the effectiveness of our internal control over financial reporting, as stated in the firm’s report. See “Report of Independent Registered Public Accounting Firm” on page F-3 of our Consolidated Financial Statements.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Certifications

The certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) are filed with this report as Exhibits 31.1 and 31.2. The certifications of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 are furnished with this report as Exhibits 32.1 and 32.2.

Item 9B.  Other Information

During the quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors and Executive Officers of Our General Partner and Corporate Governance

The information required by this item will be set forth in the Proxy Statement for our 2025 Annual Meeting, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024, and is incorporated herein by reference thereto.

Directors and Executive Officers

As of the date of filing this report, the following individuals were serving as our executive officers and/or directors:

Name	Principal Occupation or Employment
Willie Chiang (1)(2)	Chairman of the Board and Chief Executive Officer
Harry N. Pefanis (1)(2)	President and Director
Chris R. Chandler (1)	Executive Vice President and Chief Operating Officer
Al Swanson (1)	Executive Vice President and Chief Financial Officer
Jeremy L. Goebel (1)	Executive Vice President and Chief Commercial Officer
Richard K. McGee (1)	Executive Vice President, General Counsel and Secretary
Chris Herbold (1)	Senior Vice President, Finance and Chief Accounting Officer
Greg L. Armstrong (2)	Senior Advisor to the Chief Executive Officer (former Chairman and Chief Executive Officer)
Victor Burk (2)	Former Senior Advisor, Alvarez and Marsal
Ellen R. DeSanctis (2)	Former Senior Vice President, ConocoPhillips
Kevin McCarthy (2)	Former Vice Chairman, Kayne Anderson Capital Advisors, L.P.
Gary R. Petersen (2)	Managing Partner, EnCap Investments L.P.
Alexandra D. Pruner (2)	Senior Advisor, Perella Weinberg Partners
John T. Raymond (2)	Managing Partner and Chief Executive Officer, The Energy & Minerals Group
Bobby S. Shackouls (2)	Former Chairman and CEO, Burlington Resources Inc.
Lawrence M. Ziemba (2)	Former Executive Vice President, Refining, Phillips 66

(1)     Executive officer (for purposes of Item 401(b) of Regulation S-K)
(2)     Director

A complete list of our officers, including the executive officers listed above, is available on our website at www.plains.com under Who We Are—Leadership.

Item 11.  Executive Compensation
The information required by this item will be set forth in the Proxy Statement for our 2025 Annual Meeting, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024, and is incorporated herein by reference thereto.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item will be set forth in the Proxy Statement for our 2025 Annual Meeting, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024, and is incorporated herein by reference thereto.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the Proxy Statement for our 2025 Annual Meeting, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024, and is incorporated herein by reference thereto.

Item 14.  Principal Accountant Fees and Services
The information required by this item will be set forth in the Proxy Statement for our 2025 Annual Meeting, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024, and is incorporated herein by reference thereto.

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

4.8	—
Twenty-Ninth Supplemental Indenture (4.65% Senior Notes due 2025) dated August 24, 2015, by and among Plains All American Pipeline, L.P., PAA Finance Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to PAA’s Current Report on Form 8-K filed August 26, 2015).

4.9	—
Thirtieth Supplemental Indenture (4.50% Senior Notes due 2026) dated November 22, 2016, by and among Plains All American Pipeline, L.P., PAA Finance Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to PAA’s Current Report on Form 8-K filed November 29, 2016).

4.10	—
Thirty-First Supplemental Indenture (3.55% Senior Notes due 2029) dated September 16, 2019, by and among Plains All American Pipeline, L.P., PAA Finance Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to PAA’s Current Report on Form 8-K filed September 17, 2019).

4.11	—
Thirty-Second Supplemental Indenture (3.80% Senior Notes due 2030) dated June 11, 2020, by and among Plains All American Pipeline, L.P., PAA Finance Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to PAA’s Current Report on Form 8-K filed June 11, 2020).

4.12	—
Thirty-Third Supplemental Indenture (5.70% Senior Notes due 2034) dated June 27, 2024, by and among Plains All American Pipeline, L.P., PAA Finance Corp. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to PAA’s Current Report on Form 8-K filed June 27, 2024).

4.13	—
Thirty-Fourth Supplemental Indenture (5.950% Senior Notes due 2035) dated January 15, 2025, by and among Plains All American Pipeline, L.P., PAA Finance Corp. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed January 15, 2025).

4.14	—
Shareholder and Registration Rights Agreement dated October 21, 2013 by and among Plains GP Holdings, L.P. and the other parties signatory thereto (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed October 25, 2013).

4.15 †	—	Description of Our Securities.

10.1	—
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

10.4	—
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

10.5	—
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

10.6	—
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

10.7	—
Contribution and Assumption Agreement dated December 28, 2007, by and between Plains AAP, L.P. and PAA GP LLC (incorporated by reference to Exhibit 10.2 to PAA’s Current Report on Form 8-K filed January 4, 2008).

10.8	—
Omnibus Agreement by and among PAA GP Holdings LLC, Plains GP Holdings, L.P., Plains All American GP LLC, Plains AAP, L.P., PAA GP LLC, and Plains All American Pipeline, L.P., dated November 15, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 21, 2016).

10.9	—
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

10.12**	—
Waiver Agreement dated as of December 23, 2010 between Plains All American GP LLC and Greg L. Armstrong (incorporated by reference to Exhibit 10.31 to PAA’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.13**	—
Waiver Agreement dated October 21, 2013 to the Amended and Restated Employment Agreement dated June 30, 2001 of Greg L. Armstrong (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed October 25, 2013).

10.14**	—
Second Amended and Restated Employment Agreement dated effective October 1, 2018 between Plains All American GP LLC and Greg L. Armstrong (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018).

10.15**	—
Third Amended and Restated Employment Agreement dated effective January 1, 2020 between Plains All American GP LLC and Greg L. Armstrong (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K for the year ended December 31, 2019).

10.16**	—
Amendment No. 1 to Third Amended and Restated Employment Agreement dated effective December 31, 2021 between Plains All American GP LLC and Greg L. Armstrong (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the year ended December 31, 2021).

10.17**	—
Amended and Restated Employment Agreement between Plains All American GP LLC and Harry N. Pefanis dated as of June 30, 2001 (incorporated by reference to Exhibit 10.2 to PAA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.18**	—
First Amendment to Amended and Restated Employment Agreement dated December 4, 2008 between Plains All American GP LLC and Harry N. Pefanis (incorporated by reference to Exhibit 10.50 to PAA’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.19**	—
Amendment No. 2 dated August 15, 2019 to Harry Pefanis Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

10.20**	—
Waiver Agreement dated as of December 23, 2010 between Plains All American GP LLC and Harry N. Pefanis (incorporated by reference to Exhibit 10.32 to PAA’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.21**	—
Waiver Agreement dated October 21, 2013 to the Amended and Restated Employment Agreement dated June 30, 2001 of Harry N. Pefanis (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed October 25, 2013).

10.22**	—
Employment Agreement between Plains All American GP LLC and Willie Chiang dated July 10, 2015 (incorporated by reference to Exhibit 10.53 to PAA’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.23**	—
Amended and Restated Employment Agreement dated effective October 1, 2018 between Plains All American GP LLC and Willie Chiang (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018).

10.24**	—	LTIP Grant Letter dated August 16, 2018 (Willie Chiang) incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018).

10.25**	—	Plains All American 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit A to PAA’s Definitive Proxy Statement filed on April 12, 2021).

10.26**	—	Plains All American 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit A to PAA’s Definitive Proxy Statement filed on October 3, 2013).

10.27**	—	Plains All American PNG Successor Long-Term Incentive Plan (incorporated by reference to Exhibit 4.4 to PAA’s Registration Statement on Form S-8 (333-193139) filed December 31, 2013).

10.28**	—	PAA Natural Gas Storage, L.P. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to PNG’s Current Report on Form 8-K filed May 11, 2010).

10.29**	—	Plains GP Holdings, L.P. Long Term Incentive Plan (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed October 25, 2013).

10.30**	—	Form of LTIP Grant Letter dated August 15, 2019 (Officers) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

10.31**	—	Form of LTIP Grant Letter dated August 13, 2020 (Directors) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).

10.32	—
Contribution Agreement dated October 21, 2013, by and among Plains GP Holdings, L.P., PAA GP Holdings LLC and the other parties signatory thereto (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed October 25, 2013).

10.33**	—	Form of Special Retention LTIP Grant Letter dated November 20, 2019 (incorporated by reference to Exhibit 10.54 to our Annual Report on Form 10-K for the year ended December 31, 2020).

10.34**	—
Form of Amended and Restated Special Retention LTIP Grant Letter Dated February 24, 2022 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

10.35**	—	Form of LTIP Grant Letter dated August 19, 2021 (Named Executive Officers) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).

10.36**	—	Form of LTIP Grant Letter dated August 19, 2021 (Directors) (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).

10.37**	—	Form of LTIP Grant Letter dated August 18, 2022 (Named Executive Officers) (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022).

10.38**	—	Form of LTIP Grant Letter dated August 17, 2023 (Named Executive Officers) (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023).

10.39**	—	Form of LTIP Grant Letter dated August 17, 2023 (Directors) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023).

10.40**	—	Form of LTIP Grant Letter dated August 15, 2024 (Named Executive Officers) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024).

10.41**	—	Form of LTIP Grant Letter dated August 15, 2024 (Directors) (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024).

19.1 †	—	Policy on Insider Trading.

19.2 †	—	Policy Regarding Special Trading Procedures.

21.1 †	—	List of Subsidiaries of Plains GP Holdings, L.P.

23.1 †	—	Consent of PricewaterhouseCoopers LLP.

31.1 †	—	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2 †	—	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1 ††	—	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350.

32.2 ††	—	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.

97.1	—	Amended and Restated Clawback Policy (incorporated by reference to Exhibit 97.1 to our Annual Report on Form 10-K for the year ended December 31, 2023).

101. INS†	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	—	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

February 27, 2025

	By:	/s/ Al Swanson
Al Swanson,
Executive Vice President and Chief Financial Officer
of PAA GP Holdings LLC
(Principal Financial Officer)

February 27, 2025

	By:	/s/ Chris Herbold
Chris Herbold,
Senior Vice President, Finance and Chief Accounting Officer of PAA GP Holdings LLC
(Principal Accounting Officer)

February 27, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Willie Chiang	Chairman of the Board and Chief Executive Officer of PAA GP Holdings LLC (Principal Executive Officer)	February 27, 2025
Willie Chiang

/s/ Harry N. Pefanis	Director and President of PAA GP Holdings LLC	February 27, 2025
Harry N. Pefanis

/s/ Al Swanson	Executive Vice President and Chief Financial Officer of PAA GP Holdings LLC (Principal Financial Officer)	February 27, 2025
Al Swanson

/s/ Chris Herbold	Senior Vice President, Finance and Chief Accounting Officer of PAA GP Holdings LLC (Principal Accounting Officer)	February 27, 2025
Chris Herbold

/s/ Greg L. Armstrong	Director of PAA GP Holdings LLC	February 27, 2025
Greg L. Armstrong

/s/ Victor Burk	Director of PAA GP Holdings LLC	February 27, 2025
Victor Burk

/s/ Ellen R. DeSanctis	Director of PAA GP Holdings LLC	February 27, 2025
Ellen R. DeSanctis

/s/ Kevin McCarthy	Director of PAA GP Holdings LLC	February 27, 2025
Kevin McCarthy

/s/ Gary R. Petersen	Director of PAA GP Holdings LLC	February 27, 2025
Gary R. Petersen

/s/ Alexandra D. Pruner	Director of PAA GP Holdings LLC	February 27, 2025
Alexandra D. Pruner

/s/ John T. Raymond	Director of PAA GP Holdings LLC	February 27, 2025
John T. Raymond

/s/ Bobby S. Shackouls	Director of PAA GP Holdings LLC	February 27, 2025
Bobby S. Shackouls

/s/ Lawrence M. Ziemba	Director of PAA GP Holdings LLC	February 27, 2025
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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of the Partnership’s internal control over financial reporting. Based on that evaluation, management has concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on Page F-3.

/s/ Willie Chiang
Willie Chiang
Chairman of the Board and Chief Executive Officer of PAA GP Holdings LLC
(Principal Executive Officer)

/s/ Al Swanson
Al Swanson
Executive Vice President and Chief Financial Officer of PAA GP Holdings LLC
(Principal Financial Officer)

February 27, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors of PAA GP Holdings LLC and Shareholders of Plains GP Holdings, L.P.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Plains GP Holdings, L.P. and its subsidiaries (the “Partnership”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of changes in accumulated other comprehensive income (loss), of changes in partners’ capital and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Partnership’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – Crude Oil Sales

As described in Note 3 to the consolidated financial statements, revenue from sales of crude oil are recognized at the time title to the product sold transfers to the purchaser, which occurs upon delivery of the product to the purchaser or its designee. The consideration received under these contracts is variable based on commodity prices. The Partnership recognized crude oil sales of $47,036 million for the year ended December 31, 2024.

The principal consideration for our determination that performing procedures relating to revenue recognition for crude oil sales is a critical audit matter is a high degree of auditor effort in performing procedures related to the Partnership’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process for crude oil sales. These procedures also included, among others (i) testing revenue recognized for a sample of crude oil sales revenue transactions by obtaining and inspecting source documents, such as contracts, settlement statements, invoices, and payment receipts and (ii) confirming a sample of outstanding customer invoice balances as of December 31, 2024, and for confirmations not returned, obtaining and inspecting source documents, such as contracts, settlement statements, invoices, and subsequent payment receipts.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 27, 2025

We have served as the Partnership’s auditor since 2013.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 31, 2024	December 31, 2023
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$349	$453
Trade accounts receivable and other receivables, net	3,901	3,760
Inventory	439	548
Other current assets	87	155
Total current assets	4,776	4,916

PROPERTY AND EQUIPMENT	21,300	21,143
Accumulated depreciation	(5,876)	(5,361)
Property and equipment, net	15,424	15,782

OTHER ASSETS
Investments in unconsolidated entities	2,811	2,820
Intangible assets, net	1,677	1,875
Deferred tax asset	1,220	1,239
Linefill	968	976
Long-term operating lease right-of-use assets, net	332	313
Long-term inventory	280	265
Other long-term assets, net	268	411
Total assets	$27,756	$28,597

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES
Trade accounts payable	$3,881	$3,845
Short-term debt	408	446
Other current liabilities	635	714
Total current liabilities	4,924	5,005

LONG-TERM LIABILITIES
Senior notes, net	7,141	7,242
Other long-term debt, net	72	63
Long-term operating lease liabilities	313	274
Other long-term liabilities and deferred credits	990	1,041
Total long-term liabilities	8,516	8,620

COMMITMENTS AND CONTINGENCIES (NOTE 18)

PARTNERS’ CAPITAL
Class A shareholders (197,465,699 and 196,416,760 shares outstanding, respectively)	1,351	1,548
Noncontrolling interests	12,965	13,424
Total partners’ capital	14,316	14,972
Total liabilities and partners’ capital	$27,756	$28,597

The accompanying notes are an integral part of these consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2024	2023	2022
REVENUES
Product sales revenues	$48,254	$46,974	$55,948
Services revenues	1,819	1,738	1,394
Total revenues	50,073	48,712	57,342

COSTS AND EXPENSES
Purchases and related costs	45,560	44,531	53,176
Field operating costs	1,768	1,425	1,315
General and administrative expenses	387	356	330
Depreciation and amortization	1,026	1,051	968
(Gains)/losses on asset sales, asset impairments and other, net (Note 6, Note 7)	160	(152)	269
Total costs and expenses	48,901	47,211	56,058

OPERATING INCOME	1,172	1,501	1,284

OTHER INCOME/(EXPENSE)
Equity earnings in unconsolidated entities	452	369	403
Gain on investments in unconsolidated entities, net (Note 7, Note 8)	15	28	346
Interest expense (net of capitalized interest of $9, $10 and $5, respectively)	(382)	(386)	(405)
Other income/(expense), net	17	102	(219)

INCOME BEFORE TAX	1,274	1,614	1,409
Current income tax expense	(195)	(145)	(84)
Deferred income tax expense	(9)	(44)	(162)

NET INCOME	1,070	1,425	1,163
Net income attributable to noncontrolling interests	(967)	(1,227)	(995)
NET INCOME ATTRIBUTABLE TO PAGP	$103	$198	$168

Basic and diluted weighted average Class A shares outstanding	197	195	194
Basic and diluted net income per Class A share	$0.52	$1.01	$0.86

The accompanying notes are an integral part of these consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2024	2023	2022
Net income	$1,070	$1,425	$1,163
Other comprehensive income/(loss)	(247)	118	(101)
Comprehensive income	823	1,543	1,062
Comprehensive income attributable to noncontrolling interests	(789)	(1,312)	(922)
Comprehensive income attributable to PAGP	$34	$231	$140

The accompanying notes are an integral part of these consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN ACCUMULATED
OTHER COMPREHENSIVE INCOME/(LOSS)
(in millions)

	Derivative Instruments	Translation Adjustments	Other	Total
Balance at December 31, 2021	$(208)	$(642)	$(3)	$(853)

Reclassification adjustments	7	—	—	7
Unrealized gain on hedges	94	—	—	94
Currency translation adjustments	—	(204)	—	(204)
Other	—	—	2	2
2022 Activity	101	(204)	2	(101)
Balance at December 31, 2022	$(107)	$(846)	$(1)	$(954)

Reclassification adjustments	11	—	—	11
Unrealized gain on hedges	15	—	—	15
Currency translation adjustments	—	91	—	91
Other	—	—	1	1
2023 Activity	26	91	1	118
Balance at December 31, 2023	$(81)	$(755)	$—	$(836)

Reclassification adjustments	8	—	—	8
Unrealized gain on hedges	29	—	—	29
Currency translation adjustments	—	(284)	—	(284)
2024 Activity	37	(284)	—	(247)
Balance at December 31, 2024	$(44)	$(1,039)	$—	$(1,083)

The accompanying notes are an integral part of these consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,070	$1,425	$1,163
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	1,026	1,051	968
(Gains)/losses on asset sales, asset impairments and other, net (Note 6, Note 7)	160	(152)	269
Equity-indexed compensation expense	52	51	41
Deferred income tax expense	9	44	162
Gains on sales of linefill	—	(2)	(35)
(Gain)/loss on foreign currency revaluation	(17)	8	41
Settlement of terminated interest rate hedging instruments (Note 12)	57	80	42
Change in fair value of Preferred Distribution Rate Reset Option (Note 12)	—	(58)	189
Equity earnings in unconsolidated entities	(452)	(369)	(403)
Distributions on earnings from unconsolidated entities	505	458	488
Gain on investments in unconsolidated entities, net (Note 7, Note 8)	(15)	(28)	(346)
Other	17	20	16
Changes in assets and liabilities, net of acquisitions:
Trade accounts receivable and other	112	213	649
Inventory	70	223	(10)
Trade accounts payable and other	(110)	(242)	(830)
Net cash provided by operating activities	2,484	2,722	2,404

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in connection with acquisitions, net of cash acquired (Note 7)	(248)	(425)	(149)
Investments in unconsolidated entities (Note 8)	(4)	(33)	(14)
Additions to property, equipment and other	(619)	(559)	(455)
Cash paid for purchases of linefill	(21)	(23)	(84)
Proceeds from sales of assets (Note 7)	13	328	60
Cash received from sales of linefill	—	9	72
Other investing activities	4	1	44
Net cash used in investing activities	(875)	(702)	(526)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings/(repayments) under PAA commercial paper program (Note 10)	(40)	433	—
Proceeds from the issuance of PAA senior notes (Note 10)	650	—	—
Repayments of PAA senior notes (Note 10)	(750)	(1,100)	(750)
Repurchase of common units by a subsidiary (Note 11)	—	—	(74)
Distributions paid to Class A shareholders (Note 11)	(251)	(209)	(162)
Distributions paid to noncontrolling interests (Note 11)	(1,319)	(1,113)	(918)
Contributions from noncontrolling interests	57	106	26
Other financing activities	(49)	(88)	(49)
Net cash used in financing activities	(1,702)	(1,971)	(1,927)

Effect of translation adjustment	(11)	—	(3)
Net increase/(decrease) in cash and cash equivalents and restricted cash	(104)	49	(52)
Cash and cash equivalents and restricted cash, beginning of period	453	404	456
Cash and cash equivalents and restricted cash, end of period	$349	$453	$404

Cash paid for:
Interest, net of amounts capitalized	$351	$377	$393
Income taxes, net of amounts refunded	$269	$69	$112

The accompanying notes are an integral part of these consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(in millions)

	Class A Shareholders	Noncontrolling Interests	Total Partners’ Capital
Balance at December 31, 2021	$1,533	$12,644	$14,177

Net income	168	995	1,163
Distributions (Note 11)	(162)	(921)	(1,083)
Deferred tax asset (Note 14)	5	—	5
Other comprehensive loss (Note 11)	(28)	(73)	(101)
Equity-indexed compensation expense	10	23	33
Repurchase of common units by a subsidiary (Note 11)	2	(76)	(74)
Contributions from noncontrolling interests	—	26	26
Cactus II Pipeline LLC transaction (Note 7)	—	526	526
Other	(4)	(30)	(34)
Balance at December 31, 2022	$1,524	$13,114	$14,638

Net income	198	1,227	1,425
Distributions (Note 11)	(209)	(1,121)	(1,330)
Deferred tax asset (Note 14)	(2)	—	(2)
Other comprehensive income (Note 11)	33	85	118
Equity-indexed compensation expense	11	26	37
Contributions from noncontrolling interests	—	106	106
Other	(7)	(13)	(20)
Balance at December 31, 2023	$1,548	$13,424	$14,972

Net income	103	967	1,070
Distributions (Note 11)	(251)	(1,318)	(1,569)
Deferred tax asset (Note 14)	18	—	18
Other comprehensive loss (Note 11)	(69)	(178)	(247)
Equity-indexed compensation expense	12	26	38
Contributions from noncontrolling interests	—	57	57
Other	(10)	(13)	(23)
Balance at December 31, 2024	$1,351	$12,965	$14,316

The accompanying notes are an integral part of these consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Basis of Consolidation and Presentation

Organization

Plains GP Holdings, L.P. (“PAGP”) is a Delaware limited partnership formed in 2013 that has elected to be taxed as a corporation for United States federal income tax purposes. PAGP does not directly own any operating assets; as of December 31, 2024, its sole source of cash flow is derived from an indirect investment in Plains All American Pipeline, L.P. (“PAA”), a publicly traded Delaware limited partnership. As used in this Form 10-K and unless the context indicates otherwise (taking into account the fact that PAGP has no operating activities apart from those conducted by PAA and its subsidiaries), the terms “Partnership,” “we,” “us,” “our,” “ours” and similar terms refer to PAGP and its subsidiaries.

As of December 31, 2024, we owned an approximate 85% limited partner interest in Plains AAP, L.P. (“AAP”) through our ownership of approximately 197.5 million Class A units of AAP (“AAP units”). We also own a 100% managing member interest in Plains All American GP LLC (“GP LLC”), a Delaware limited liability company that holds the non-economic general partner interest in AAP. AAP is a Delaware limited partnership that, as of December 31, 2024, directly owned a limited partner interest in PAA through its ownership of approximately 232.9 million PAA common units (approximately 30% of PAA’s total outstanding common units and Series A preferred units combined). AAP is the sole member of PAA GP LLC (“PAA GP”), a Delaware limited liability company that directly holds the non-economic general partner interest in PAA.

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

Definitions

Additional defined terms may be used in the following notes and shall have the meanings indicated below:

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

Basis of Consolidation and Presentation

The accompanying financial statements and related notes present and discuss our consolidated financial position as of December 31, 2024 and 2023, and the consolidated results of our operations, cash flows, changes in partners’ capital, comprehensive income and changes in accumulated other comprehensive income/(loss) for the years ended December 31, 2024, 2023 and 2022. All significant intercompany balances and transactions have been eliminated in consolidation, and certain reclassifications have been made to information from previous years to conform to the current presentation.

The accompanying consolidated financial statements include the accounts of PAGP and all of its wholly owned subsidiaries and those entities that it controls. Investments in entities over which we have significant influence but not control are accounted for by the equity method. We apply proportionate consolidation for pipelines and other assets in which we own undivided joint interests. Our reporting currency is U.S. dollars, and all references to dollars are U.S. dollars, unless stated otherwise.

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
With the exception of a deferred tax asset of $1.220 billion and $1.239 billion as of December 31, 2024 and 2023, respectively, substantially all assets and liabilities presented on PAGP’s Consolidated Balance Sheets are those of PAA. Only the assets of each respective VIE can be used to settle the obligations of that individual VIE, and the creditors of each/either of those VIEs do not have recourse against the general credit of PAGP. PAGP did not provide any financial support to PAA or AAP during the years ended December 31, 2024, 2023 or 2022. See Note 16 for information regarding the Omnibus Agreement entered into by the Plains Entities on November 15, 2016.

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

Certain of our subsidiaries also enter into transactions and have monetary assets and liabilities that are denominated in a currency other than the entities’ respective functional currencies. Gains and losses from the revaluation of foreign currency transactions and monetary assets and liabilities are generally included in the Consolidated Statements of Operations. However, gains and losses arising from intercompany foreign currency transactions that are of a long-term investment nature are reported in the same manner as translation adjustments. For the years ended December 31, 2024, 2023 and 2022, the revaluation of foreign currency transactions and monetary assets and liabilities resulted in the recognition of a net gain of $17 million, a net loss of $8 million and a net loss of $41 million, respectively, in our Consolidated Statements of Operations.

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

In accordance with our policy, unless they may be covered by funds on deposit, outstanding checks are classified as trade accounts payable rather than negative cash. As of December 31, 2024 and 2023, trade accounts payable included $27 million and $26 million, respectively, of outstanding checks that were reclassified from cash and cash equivalents.

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

A small portion of our contractual or regulatory obligations is related to assets that are inactive or that we plan to take out of service and, although the ultimate timing and costs to settle these obligations are not known with certainty, we have recorded a reasonable estimate of these obligations. The following table presents the change in the liability for asset retirement obligations, substantially all of which is reflected in “Other long-term liabilities and deferred credits” on our Consolidated Balance Sheets as of December 31, 2024, 2023 and 2022 (in millions):

	December 31,
	2024	2023	2022
Beginning balance	$126	$122	$143
Liabilities incurred	3	2	2
Liabilities settled (1)	(2)	(1)	(26)
Accretion expense	4	4	4
Revisions in estimated cash flows	(1)	(1)	(1)
Ending balance	$130	$126	$122

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

Recent Accounting Pronouncements, Disclosure Rules and Other Legislation

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires, among other things, disclosure of specified information about certain costs and expenses in the notes to the financial statements. The guidance is effective prospectively for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027 with retrospective application and early adoption permitted. We intend to provide the required disclosures beginning with our annual report for the year ended December 31, 2027.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires, among other things, disaggregated information about effective tax rate reconciliation and income taxes paid (net of refunds received) on an annual basis. The guidance is effective prospectively for annual periods beginning after December 15, 2024 with retrospective or early adoption permitted. We intend to provide the required disclosures prospectively beginning with our annual report for the year ended December 31, 2025.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disaggregated disclosure of significant segment expenses and other amounts included within the reported measure of segment profit or loss for each reportable segment on an annual and interim basis. The guidance is effective retrospectively for annual periods beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024 with early adoption permitted. We adopted this guidance beginning with our annual report for the year ended December 31, 2024. See Note 19 for updated segment disclosures. Other than such disclosure updates, our adoption did not have a material impact on our financial position, results of operations or cash flows.

In August 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which requires a newly-formed joint venture to apply a new basis of accounting to its contributed net assets, resulting in the joint venture initially measuring its contributed net assets at fair value on the formation date. This guidance is effective prospectively for all joint ventures with a formation date on or after January 1, 2025, with early adoption permitted. We will adopt this guidance for joint venture formations on or after January 1, 2025.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEC Climate Disclosure Rules

In March 2024, the SEC adopted final rules (“climate disclosure rules”) requiring registrants to disclose, among other things, information about material climate-related risks and their impact on a registrant’s strategy, business model and outlook; information about material direct and indirect greenhouse gas emissions (Scope 1 and Scope 2), which are subject to assurance requirements; and the financial statement effects of severe weather events and other natural conditions. In April 2024, the SEC stayed the climate disclosure rules pending resolution of legal challenges. We are monitoring the status of the stay and the outcome of the legal challenge for the applicability of the climate disclosure rules.

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

Revenues from Contracts with Customers. The following tables present our revenues from contracts with customers disaggregated by segment and type of activity (in millions):

	Year Ended December 31,
	2024	2023	2022
Crude Oil segment revenues from contracts with customers
Sales	$47,036	$45,621	$53,822
Transportation	1,231	1,144	745
Terminalling, Storage and Other	384	381	362
Total Crude Oil segment revenues from contracts with customers	$48,651	$47,146	$54,929

	Year Ended December 31,
	2024	2023	2022
NGL segment revenues from contracts with customers
Sales	$1,761	$1,729	$2,414
Transportation	36	30	30
Terminalling, Storage and Other	75	94	100
Total NGL segment revenues from contracts with customers	$1,872	$1,853	$2,544

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

Year Ended December 31, 2024	Crude Oil	NGL	Total
Revenues from contracts with customers	$48,651	$1,872	$50,523
Other revenues	69	(148)	(79)
Total revenues of reportable segments	$48,720	$1,724	$50,444
Intersegment revenues elimination			(371)
Total revenues			$50,073

Year Ended December 31, 2023	Crude Oil	NGL	Total
Revenues from contracts with customers	$47,146	$1,853	$48,999
Other revenues	28	82	110
Total revenues of reportable segments	$47,174	$1,935	$49,109
Intersegment revenues elimination			(397)
Total revenues			$48,712

Year Ended December 31, 2022	Crude Oil	NGL	Total
Revenues from contracts with customers	$54,929	$2,544	$57,473
Other revenues	151	217	368
Total revenues of reportable segments	$55,080	$2,761	$57,841
Intersegment revenues elimination			(499)
Total revenues			$57,342

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table presents counterparty deficiencies associated with contracts with customers and buy/sell arrangements that include minimum volume commitments for which we had remaining performance obligations and the customers still had the ability to meet their obligations (in millions):

		December 31,
Counterparty Deficiencies	Financial Statement Classification	2024	2023
Billed and collected	Other current liabilities	$83	$77

Contract Balances. Our contract balances consist of amounts received associated with services or sales for which we have not yet completed the related performance obligation. The following table presents the changes in the liability balance associated with contracts with customers (in millions):

Contract Liabilities
Balance at December 31, 2022	$229
Amounts recognized as revenue	(42)
Additions	38
Other	3
Balance at December 31, 2023	$228
Amounts recognized as revenue	(40)
Additions	33
Other	(13)
Balance at December 31, 2024	$208

Remaining Performance Obligations. The information below includes the amount of consideration allocated to partially and wholly unsatisfied remaining performance obligations under contracts that existed as of the end of the periods and the timing of revenue recognition of those remaining performance obligations. Certain contracts meet the requirements for the presentation as remaining performance obligations. These contracts include a fixed minimum level of service, typically a set volume of service, and do not contain any variability other than expected timing within a limited range. The following table presents the amount of consideration associated with remaining performance obligations for the population of contracts with external customers meeting the presentation requirements as of December 31, 2024 (in millions):

	2025	2026	2027	2028	2029	2030 and Thereafter
Pipeline revenues supported by minimum volume commitments and capacity agreements (1)	$380	$250	$213	$165	$88	$482
Terminalling, storage and other agreement revenues	250	213	191	156	124	748
Total	$630	$463	$404	$321	$212	$1,230

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

Accounts receivable from the sale of crude oil are generally settled with counterparties on the industry settlement date, which is typically in the month following the month in which the title transfers. Otherwise, we generally invoice customers within 30 days of when the products or services were provided and generally require payment within 30 days of the invoice date. We review all outstanding accounts receivable balances on a monthly basis and record our receivables net of expected credit losses. We do not write-off accounts receivable balances until we have exhausted substantially all collection efforts. At December 31, 2024 and 2023, substantially all of our trade accounts receivable were less than 30 days past their invoice date. Our expected credit losses are immaterial. Although we consider our credit procedures to be adequate to mitigate any significant credit losses, the actual amount of current and future credit losses could vary significantly from estimated amounts.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following is a reconciliation of trade accounts receivable from revenues from contracts with customers to total Trade accounts receivable and other receivables, net as presented on our Consolidated Balance Sheets (in millions):

	December 31,
	2024	2023
Trade accounts receivable arising from revenues from contracts with customers	$4,090	$3,999
Other trade accounts receivables and other receivables (1)	7,413	7,535
Impact due to contractual rights of offset with counterparties	(7,602)	(7,774)
Trade accounts receivable and other receivables, net	$3,901	$3,760

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

On a weighted-average basis, for the years ended December 31, 2024, 2023 and 2022, the possible exchange of 35 million, 44 million and 47 million AAP units, respectively, would not have had a dilutive effect on basic net income per Class A share. For the years ended December 31, 2024, 2023 and 2022, our PAGP LTIP awards were dilutive; however, this did not change the presentation of diluted weighted average Class A shares outstanding or diluted net income per Class A share.

The following table sets forth the computation of basic and diluted net income per Class A share (in millions, except per share data):

	Year Ended December 31,
	2024	2023	2022
Basic and Diluted Net Income per Class A Share
Net income attributable to PAGP	$103	$198	$168
Basic and diluted weighted average Class A shares outstanding	197	195	194

Basic and diluted net income per Class A share	$0.52	$1.01	$0.86

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 5—Inventory, Linefill and Long-term Inventory

Inventory, including long-term inventory, primarily consists of crude oil and NGL in pipelines, storage facilities and railcars that are valued at the lower of cost or net realizable value, with cost determined using an average cost method within specific inventory pools. At the end of each reporting period, we assess the carrying value of our inventory and make any adjustments necessary to reduce the carrying value to the applicable net realizable value. Any resulting adjustments are a component of “Purchases and related costs” on our accompanying Consolidated Statements of Operations. No adjustments were recorded during the years ended December 31, 2024, 2023 or 2022.

Linefill in assets we own is recorded at historical cost and consists of crude oil and NGL. We classify as linefill (i) our proportionate share of barrels used to fill a pipeline that we own such that when an incremental barrel is pumped into or enters a pipeline it forces product out at another location and (ii) barrels that represent the minimum working requirements in tanks and caverns that we own. Linefill carrying amounts are reviewed for impairment in accordance with FASB guidance with respect to accounting for the impairment or disposal of long-lived assets. Carrying amounts that are not expected to be recoverable through future cash flows are written down to estimated fair value. See Note 6 for further discussion regarding impairment of long-lived assets. During 2024, 2023 and 2022, we did not recognize any material impairments of linefill.

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

Inventory, linefill and long-term inventory consisted of the following (barrels in thousands and carrying value in millions):

	December 31, 2024				December 31, 2023
	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)
Inventory
Crude oil	3,911	barrels	$259	$66.22	5,877	barrels	$383	$65.17
NGL	6,985	barrels	166	$23.77	5,957	barrels	154	$25.85
Other	N/A		14	N/A	N/A		11	N/A
Inventory subtotal			439				548

Linefill
Crude oil	15,521	barrels	906	$58.37	15,409	barrels	909	$58.99
NGL	2,259	barrels	62	$27.45	2,168	barrels	67	$30.90
Linefill subtotal			968				976

Long-term inventory
Crude oil	3,424	barrels	239	$69.80	3,256	barrels	232	$71.25
NGL	1,355	barrels	41	$30.26	1,326	barrels	33	$24.89
Long-term inventory subtotal			280				265

Total			$1,687				$1,789

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

Property and equipment, net is stated at cost and consisted of the following (in millions):

	Estimated Useful Lives (Years)	December 31,
		2024	2023
Crude oil pipeline systems	10 - 50	$14,621	$14,265
Crude oil storage and terminal facilities	10 - 50	2,679	2,664
NGL storage, terminal, fractionation and processing facilities	10 - 50	2,412	2,554
NGL pipeline systems	10 - 50	491	506
Office property and equipment and rolling stock	2 - 50	464	556
Construction in progress	N/A	297	257
Land and other	N/A	336	341
Property and equipment, gross (1)		21,300	21,143
Accumulated depreciation		(5,876)	(5,361)
Property and equipment, net		$15,424	$15,782

(1)We include rights-of-way, which are intangible assets, within property and equipment.

We calculate our depreciation using the straight-line method, based on estimated useful lives and salvage values of our assets. Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was $753 million, $736 million and $710 million, respectively.

As of December 31, 2024, 2023 and 2022, we incurred liabilities of $78 million, $55 million and $46 million, respectively, for construction in progress that had not been paid.

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

During the fourth quarter of 2024, we recognized approximately $140 million of non-cash charges related to the write-down of certain of our long-lived U.S. based NGL terminal assets included in our NGL segment due to asset impairments and accelerated depreciation. Such charges are reflected in “(Gains)/losses on asset sales, asset impairments and other, net” on our Consolidated Statement of Operations. We have experienced a decrease in demand for our services at certain of our terminals within two asset groups related to changing market conditions specific to their locations, which was a triggering event that required us to assess the recoverability of carrying value of such long-lived assets. As a result of our impairment review, we wrote-off the portion of the carrying amount of these long-lived assets that exceeded their fair value. Our estimated fair value was based on the determination that a portion of the long-lived assets had no residual value. We consider such inputs to be a Level 3 input in the fair value hierarchy. Further, we determined that an acceleration of depreciation was appropriate for another portion of the long-lived assets.

We did not recognize any material asset impairments during the year ended December 31, 2023.

During the third quarter of 2022, we temporarily ceased service on a crude oil pipeline in California as a precautionary measure following a routine inspection and initiated a program of additional tests and inspections. After assessing the results of such tests and the changing operating conditions of our California assets, we determined that we had a triggering event due to the effect on future cash flows for certain of our assets that required us to assess the recoverability of our carrying value of our California crude oil assets (which includes the temporarily idled pipeline) reported in our Crude Oil segment. As a result of our impairment review, we wrote off the portion of the carrying amount of these long-lived assets that exceeded their fair value. We recognized a non-cash loss of approximately $330 million, which amount is reflected in “(Gains)/losses on asset sales, asset impairments and other, net” on our Consolidated Statement of Operations. Our estimated fair values (which we consider a Level 3 measurement in the fair value hierarchy) were based upon a discounted cash flow approach utilizing various assumptions and the application of a discount rate of approximately 15%, which represents our estimate of the cost of capital of a theoretical market participant for the asset group. Such assumptions included (but were not limited to) (i) future commodity volumes (consistent with historical information and estimates of future drilling and completion activity), (ii) tariff rates, (iii) estimated fixed and variable costs, (iv) the length of time the assets operate and (v) the amount for which assets in the asset group could be sold.

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

As a result of us obtaining control over OMOG, the Permian JV’s previously-held 57% interest in OMOG was remeasured to its fair value of $239 million based upon a valuation of the acquired business, as of the date of acquisition. We considered multiple factors in determining the fair value of the previously-held equity method investment, including, (i) the price negotiated with Rattler for its 43% interest in OMOG and (ii) a discounted cash flow approach. The discounted cash flow approach utilized a discount rate of approximately 11%, based on the estimate of the risk that a theoretical market participant would assign to the business. The remeasurement of the Permian JV’s investment in OMOG to fair value resulted in a gain of $29 million. This gain has been recognized in the line item “Gain on investments in unconsolidated entities, net” on our Consolidated Statement of Operations.

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

The fair value of intangible assets is comprised of customer relationships that will be amortized over their useful lives, which have a remaining weighted average life of approximately 10 years. The value assigned to such intangible assets will be amortized to earnings under the declining balance method of amortization. Amortization expense was approximately $8 million and $4 million during the years ended December 31, 2024 and 2023, respectively, and the future amortization expense through 2028 is estimated as follows (in millions):

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As a result of us obtaining control over Cactus II, our previously held 65% interest in Cactus II was remeasured to its fair value of $1.140 billion based upon a valuation of the acquired business, as of the date of acquisition. We considered multiple factors in determining the fair value of the previously held equity method investment, including, (i) the price negotiated with WES for its 15% interest in Cactus II and (ii) a discounted cash flow approach. The discounted cash flow approach utilized a discount rate of approximately 14%, based on the estimate of the risk that a theoretical market participant would assign to the business. Prior to the acquisition, we had a preexisting relationship with Cactus II, through one of our consolidated joint ventures, for certain capacity lease agreements. The portion of the fair value of Cactus II associated with these agreements is eliminated in consolidation. Accounting for such impact, the remeasurement of our investment in Cactus II to fair value resulted in a gain of $370 million. This gain has been recognized in the line item “Gain on investments in unconsolidated entities, net” on our Consolidated Statement of Operations.

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

The fair value of intangible assets is comprised of customer relationships that will be amortized over their useful lives, which have a remaining weighted average life of approximately 20 years. The value assigned to such intangible assets will be amortized to earnings under the declining balance method of amortization. Amortization expense was approximately $51 million, $61 million and $13 million during the years ended December 31, 2024, 2023 and 2022, respectively, and the future amortization expense through 2027 is estimated as follows (in millions):

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Other Acquisitions

2025

In January 2025, we acquired Ironwood Midstream Energy Partners II, LLC, which owns a gathering system in the Eagle Ford Basin, for approximately $475 million from EnCap Flatrock Midstream. In January 2025, in a separate transaction, we also repurchased from EnCap Flatrock Midstream, approximately 18% of our outstanding Series A preferred units, which equated to less than 2% of our outstanding common units and Series A preferred units combined (our “common unit equivalents”). EnCap Flatrock Midstream is affiliated with EnCap Investments, L.P., an entity that is associated with a member of the board of directors of our general partner. See Note 11 for additional information.

In January 2025, we acquired EMG Medallion 2 Holdings, LLC and its subsidiaries, which own a crude oil gathering and transportation business in the Delaware Basin, for $161 million (approximately $105 million net to our 65% interest in the Permian JV), subject to certain adjustments. A cash deposit of approximately $16 million was paid upon signing in December 2024. EMG Medallion 2 Holdings was a portfolio company of The Energy & Minerals Group (“EMG”), which is associated with a member of the board of directors of our general partner.

2024

During the year ended December 31, 2024, we also completed the following acquisitions:

•the acquisition in December 2024 of the remaining 50% interest in Midway Pipeline LLC (“Midway”) for approximately $90 million. As a result of this transaction, we now own 100% of Midway and reflect such entity as a consolidated subsidiary in our Consolidated Financial Statements. The remeasurement of our previously-held investment in Midway to fair value resulted in a gain of approximately $15 million. This gain is reflected in “Gain on investments in unconsolidated entities, net” on our Consolidated Statement of Operations.

•the acquisition of additional interests in certain unconsolidated entities, including (i) the acquisition in August 2024 of an additional approximate 0.67% interest in Wink to Webster Pipeline LLC (increasing our ownership interest from 16% to 17%) for $20 million and (ii) the acquisition in March 2024 of an additional 10% interest in Saddlehorn Pipeline Company, LLC (increasing our ownership interest from 30% to 40%) for $91 million. See Note 8 for additional information about our investments in unconsolidated entities.

•the acquisition in the second and third quarters of 2024 of pipeline and terminal assets within our asset footprint for approximately $32 million.

2023

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

2022

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

Divestitures

In February 2023, we sold our 21% non-operated/undivided joint interest in the Keyera Fort Saskatchewan facility to Keyera Corporation for approximately $270 million. As of December 31, 2022, we classified the assets related to this transaction (primarily “Property and equipment” in our NGL segment), valued at the lower of the carrying amount or fair value less costs to sell, of approximately $130 million as assets held for sale on our Consolidated Balance Sheet (in “Other current assets”). Upon the sale of this facility, we recognized a gain of approximately $140 million which is included in “(Gains)/losses on asset sales, asset impairments and other, net” on our Consolidated Statement of Operations.

During the year ended December 31, 2022, we sold certain non-core assets for total proceeds of $60 million. The assets sold primarily consisted of land and related assets in Long Beach, California, as well as Line 901 and the Sisquoc to Pentland portion of Line 903. These assets were previously reported in our Crude Oil segment. We recognized gains of $61 million related to these asset sales, a portion of which relates to the transfer of an asset retirement obligation to the purchaser. Such amounts are included in “(Gains)/losses on asset sales, asset impairments and other, net” on our Consolidated Statement of Operations.

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

Our investments in unconsolidated entities consisted of the following (in millions, except percentage data):

		Ownership Interest at December 31, 2024	Investment Balance December 31,

Entity (1)	Type of Operation		2024	2023
BridgeTex Pipeline Company, LLC (“BridgeTex”)	Crude Oil Pipeline	20%	$403	$363
Capline Pipeline Company LLC (“Capline”) (2)	Crude Oil Pipeline	54%	501	535
Diamond Pipeline LLC	Crude Oil Pipeline	50%	440	450
Eagle Ford Pipeline LLC	Crude Oil Pipeline	50%	364	370
Eagle Ford Terminals Corpus Christi LLC	Crude Oil Terminal and Dock	50%	113	116
Saddlehorn Pipeline Company, LLC (“Saddlehorn”)	Crude Oil Pipeline	40%	275	192
White Cliffs Pipeline, L.L.C.	Crude Oil Pipeline	36%	123	138
Wink to Webster Pipeline LLC (“W2W Pipeline”) (3)	Crude Oil Pipeline	17%	393	380
Other investments			199	276
Total Investments in Unconsolidated Entities			$2,811	$2,820

(1)The financial results from these entities are reported in our Crude Oil segment.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(2)Although we own more than 50% of Capline, we use the equity method to account for the investment because the other joint venture members still retain substantive participating rights.
(3)Although we own less than 20% of W2W Pipeline, we use the equity method to account for the investment because we believe we have significant influence over the financial and operating decisions of the company.

Acquisitions

During 2024, we acquired the remaining 50% interest in Midway (which was previously presented in “Other investments” in the table above). Prior to our acquisition, our 50% interest in Midway was accounted for as an equity method investment. In addition, during 2024, we acquired additional interests in W2W Pipeline and Saddlehorn, which we continue to account for as equity method investments. See Note 7 for additional information regarding these transactions.

During the fourth quarter of 2022, through a non-monetary transaction, we acquired an additional interest in OMOG in exchange for the contribution of portions of two pipeline systems. After the transaction, our ownership interest in OMOG increased to 57% from 40%. Subsequent to this transaction, we continued to account for OMOG as an equity method investment because the joint venture partner still retained substantive participating rights. The transaction resulted in a loss of approximately $25 million, which represented the difference between the fair value and historical book value of the assets contributed. This loss was reflected in “Gain on investments in unconsolidated entities, net” on our Consolidated Statement of Operations. In the third quarter of 2023, we acquired the remaining 43% interest in OMOG. We now reflect OMOG and its subsidiaries as consolidated subsidiaries in our Consolidated Financial Statements. See Note 7 for additional information.

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

Contributions

We generally fund our portion of development, construction or capital investment projects of our equity method investees through capital contributions. During the years ended December 31, 2024, 2023 and 2022, we made cash contributions of $4 million, $29 million and $13 million, respectively, to certain of our equity method investees. We capitalize interest costs associated with contributions to unconsolidated entities for projects under development and construction. Our contributions to these entities (including capitalized interest costs) increase the carrying value of our investments and are reflected in our Consolidated Statements of Cash Flows as cash used in investing activities.

Basis Differences

Our investments in unconsolidated entities exceeded our share of the underlying equity in the net assets of such entities by $213 million and $229 million at December 31, 2024 and 2023, respectively. Such basis differences are included in the carrying values of our investments on our Consolidated Balance Sheets. The portion of the basis differences attributable to depreciable or amortizable assets is amortized on a straight-line basis over the estimated useful life of the related assets, which reduces “Equity earnings in unconsolidated entities” on our Consolidated Statements of Operations. The portion of the basis differences attributable to goodwill is not amortized. The majority of the basis difference at both December 31, 2024 and 2023 was attributable to goodwill related to our ownership interest in BridgeTex with the remaining basis difference primarily related to capitalized interest incurred during construction of the assets of our unconsolidated entities.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Summarized Financial Information of Unconsolidated Entities

Combined summarized financial information for all of our unconsolidated entities is shown in the tables below (in millions). None of our unconsolidated entities have noncontrolling interests.

	December 31,
	2024	2023
Current assets	$475	$528
Noncurrent assets	$6,996	$7,194
Current liabilities	$261	$476
Noncurrent liabilities	$12	$5

	Year Ended December 31,
	2024	2023	2022
Revenues	$2,193	$1,667	$1,726
Operating income	$1,373	$921	$1,004
Net income	$1,407	$947	$1,011

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 9—Intangible Assets, Net

Intangible assets, net of accumulated amortization, consisted of the following (in millions):

		December 31, 2024			December 31, 2023
	Estimated Useful Lives (Years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer contracts and relationships	1 – 29	$2,767	$(1,105)	$1,662	$2,789	$(932)	$1,857
Other agreements	15 – 70	28	(13)	15	30	(12)	18
Intangible assets (1)		$2,795	$(1,118)	$1,677	$2,819	$(944)	$1,875

(1)We include rights-of-way, which are intangible assets, within property and equipment. See Note 6 for a discussion of property and equipment.

Intangible assets that have finite lives are tested for impairment when events or circumstances indicate that the carrying value may not be recoverable. We did not recognize any impairments of finite-lived intangible assets during the three years ended December 31, 2024.

The majority of our finite-lived intangible assets are amortized under the declining balance method. Amortization expense for finite-lived intangible assets for the years ended December 31, 2024, 2023 and 2022 was $266 million, $308 million and $254 million, respectively. We estimate that our amortization expense related to finite-lived intangible assets for the next five years will be as follows (in millions):

2025	$255
2026	$218
2027	$194
2028	$172
2029	$154

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 10—Debt

Debt consisted of the following (in millions):

	December 31, 2024	December 31, 2023
SHORT-TERM DEBT
PAA commercial paper notes, bearing a weighted-average interest rate of 4.6% and 5.8%, respectively (1)	$393	$433
Other	15	13
Total short-term debt	408	446

LONG-TERM DEBT
PAA senior notes:
3.60% senior notes due November 2024 (2)	—	750
4.65% senior notes due October 2025 (3)	1,000	1,000
4.50% senior notes due December 2026	750	750
3.55% senior notes due December 2029	1,000	1,000
3.80% senior notes due September 2030	750	750
5.70% senior notes due September 2034	650	—
6.70% senior notes due May 2036	250	250
6.65% senior notes due January 2037	600	600
5.15% senior notes due June 2042	499	499
4.30% senior notes due January 2043	348	348
4.70% senior notes due June 2044	687	687
4.90% senior notes due February 2045	649	649
Unamortized discounts and debt issuance costs	(42)	(41)
PAA senior notes, net of unamortized discounts and debt issuance costs	7,141	7,242
Other long-term debt:
Other	72	63
Total long-term debt	7,213	7,305
Total debt (4)	$7,621	$7,751

(1)PAA classified these commercial paper notes as short-term as of December 31, 2024 and 2023, as these notes were primarily designated as working capital borrowings, were required to be repaid within one year and were primarily for hedged NGL and crude oil inventory and NYMEX and ICE margin deposits.
(2)As of December 31, 2023, PAA classified its $750 million, 3.60% senior notes due November 2024 as long-term based on its ability and intent to refinance these notes on a long-term basis at that time. PAA redeemed these senior notes on November 1, 2024.
(3)As of December 31, 2024, PAA classified its $1 billion, 4.65% senior notes due October 2025 as long-term based on its ability and intent to refinance these notes on a long-term basis.
(4)PAA’s fixed-rate senior notes had a face value of approximately $7.2 billion and $7.3 billion at December 31, 2024 and 2023, respectively. We estimated the aggregate fair value of these notes to be approximately $6.7 billion and $6.9 billion at December 31, 2024 and 2023, respectively. PAA’s fixed-rate senior notes are traded among institutions, and these trades are routinely published by a reporting service. Our determination of fair value is based on reported trading activity near the end of the reporting period. We estimate that the carrying value of outstanding borrowings under PAA’s commercial paper program approximates fair value as interest rates reflect current market rates. The fair value estimates for the PAA senior notes and commercial paper program are based upon observable market data and are classified in Level 2 of the fair value hierarchy.

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

Credit Agreements

PAA senior secured hedged inventory facility. PAA has a credit agreement that provides for a senior secured hedged inventory facility with a committed borrowing capacity of $1.35 billion. Subject to obtaining additional or increased lender commitments and other terms and conditions, the committed capacity of the facility may be increased to $1.9 billion. The credit agreement provides for the issuance of letters of credit of up to $400 million. Proceeds from the facility are primarily used to finance purchased or stored hedged inventory, including NYMEX and ICE margin deposits. Such obligations under the committed facility are secured by the financed inventory and the associated accounts receivable and are repaid from the proceeds of the sale of the financed inventory. Borrowings accrue interest based, at our election, on certain floating rate indices as defined in the credit agreement, in each case plus a margin based on our credit rating at the applicable time. The amended credit agreement also provides for one or more one-year extensions, subject to applicable approval and other terms and conditions. In August 2024, PAA amended the facility agreement to, among other things, extend the maturity date of the facility to August 2027 for each extending lender. The maturity date with respect to the non-extending lender (which represents a commitment of approximately $64 million out of total commitments of $1.35 billion from all lenders) remains August 2026.

PAA senior unsecured revolving credit facility. PAA has a credit agreement that provides for a senior unsecured revolving credit facility with a committed borrowing capacity of $1.35 billion, of which $400 million is available for the issuance of letters of credit. Subject to obtaining additional or increased lender commitments and other terms and conditions, the committed capacity may be increased to $2.1 billion. Borrowings accrue interest based, at our election, on certain floating rate indices as defined in the credit agreement, in each case plus a margin based on our credit rating at the applicable time. The credit agreement provides for one or more one-year extensions, subject to applicable approval and other terms and conditions. In August 2024, PAA amended the facility agreement to, among other things, extend the maturity date of the facility to August 2029 for each extending lender. The maturity date with respect to the non-extending lender (which represents a commitment of approximately $64 million out of total commitments of $1.35 billion from all lenders) remains August 2027.

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

PAA Senior Notes Issuances. The table below summarizes PAA’s issuances of senior unsecured notes during the three years ended December 31, 2024 (in millions):

Year	Description	Maturity	Face Value	Interest Payment Dates
2024	5.70% Senior Notes issued at 99.953% of face value	September 2034	$650	March 15 and September 15

In January 2025, PAA also completed the offering of $1 billion, 5.95% senior notes due June 2035 at a public offering price of 99.761%. Interest payments are due on June 15 and December 15 of each year, commencing on June 15, 2025.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
PAA Senior Notes Repayments. During the three years ended December 31, 2024, PAA repaid the following senior unsecured notes in full (in millions):

Year	Description	Repayment Date
2024	$750 million 3.60% Senior Notes due November 2024	November 2024	(1)

2023	$700 million 3.85% Senior Notes due October 2023	October 2023	(2)

2023	$400 million 2.85% Senior Notes due January 2023	January 2023	(2)

2022	$750 million 3.65% Senior Notes due June 2022	March 2022	(2)

(1)PAA repaid these senior notes with proceeds from its 5.70% senior notes issued in June 2024, cash on hand and borrowings under its commercial paper program.
(2)PAA repaid these senior notes with cash on hand and borrowings under its commercial paper program.

Maturities

The weighted average maturity of PAA’s senior notes outstanding at December 31, 2024 was approximately 10 years. The following table presents the aggregate contractually scheduled maturities of such senior notes for the next five years and thereafter. The amounts presented exclude unamortized discounts and debt issuance costs.

Calendar Year	Payment (in millions)
2025	$1,000
2026	$750
2027	$—
2028	$—
2029	$1,000
Thereafter	$4,433

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

A default under PAA’s credit agreements or indentures would permit the lenders to accelerate the maturity of the outstanding debt. As long as PAA is in compliance with the provisions contained in its credit agreements, PAA’s ability to make distributions of available cash is not restricted. As of December 31, 2024, PAA was in compliance with the covenants contained in its credit agreements and indentures.

Borrowings and Repayments

Total borrowings under PAA’s credit facilities and commercial paper program for the years ended December 31, 2024, 2023 and 2022 were approximately $28.1 billion, $18.1 billion and $25.0 billion, respectively. Total repayments under PAA’s credit facilities and commercial paper program were approximately $28.1 billion, $17.7 billion and $25.0 billion for the years ended December 31, 2024, 2023 and 2022, respectively. The variance in total gross borrowings and repayments is impacted by various business and financial factors including, but not limited to, the timing, average term and method of general partnership borrowing activities.

Letters of Credit

In connection with our merchant activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil and NGL. Our liabilities with respect to these purchase obligations are recorded in accounts payable on our balance sheet in the month the crude oil or NGL is purchased. Generally, these letters of credit are issued for periods of up to seventy days and are terminated upon completion of each transaction. Additionally, we issue letters of credit to support insurance programs, derivative transactions, including hedging-related margin obligations, and construction activities. At December 31, 2024 and 2023, we had outstanding letters of credit of $90 million and $205 million, respectively.

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

Shares Outstanding

The following table presents the activity for our Class A shares, Class B shares and Class C shares:

	Class A Shares	Class B Shares	Class C Shares
Outstanding at December 31, 2021	194,192,777	46,645,514	534,596,831
Conversion of AAP Management Units	—	258,047	—
Exchange Right exercises	179,150	(179,150)	—
Redemption Right exercises	—	(518,464)	518,464
Repurchase and cancellation of common units by a subsidiary under the Common Equity Repurchase Program	—	—	(7,251,361)
Other	35,715	—	578,604
Outstanding at December 31, 2022	194,407,642	46,205,947	528,442,538
Conversion of AAP Management Units	—	388,839	—
Exchange Right exercises	1,869,768	(1,869,768)	—
Redemption Right exercises	—	(8,487,850)	8,487,850
Other	139,350	—	2,514,901
Outstanding at December 31, 2023	196,416,760	36,237,168	539,445,289
Exchange Right exercises	846,937	(846,937)	—
Other	202,002	—	2,559,549
Outstanding at December 31, 2024	197,465,699	35,390,231	542,004,838

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

The following table details distributions paid to our Class A shareholders during the years presented (in millions, except per share data):

Year	Distributions to Class A Shareholders	Distributions per Class A Share
2024	$251	$1.2700
2023	$209	$1.0700
2022	$162	$0.8325

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On January 7, 2025, we declared a cash distribution of $0.38 per outstanding Class A share. This distribution of $75 million was paid on February 14, 2025 to shareholders of record at the close of business on January 31, 2025, for the period October 1, 2024 through December 31, 2024.

Other Comprehensive Income/(Loss)

Other comprehensive income/(loss) attributable to our Class A shareholders is comprised solely of their proportionate share of PAA’s other comprehensive income/(loss) based on our indirect ownership interest in PAA during the period.

Consolidated Subsidiaries

Noncontrolling Interests in Subsidiaries

As of December 31, 2024, noncontrolling interests in our subsidiaries consisted of (i) limited partner interests in PAA including a 70% interest in PAA’s common units and PAA’s Series A preferred units combined and 100% of PAA’s Series B preferred units, (ii) an approximate 15% limited partner interest in AAP, (iii) a 35% interest in the Permian JV, (iv) a 30% interest in Cactus II and (v) a 33% interest in Red River Pipeline Company LLC (“Red River”). The transactions resulting in the recognition of noncontrolling interests in the Permian JV and Cactus II are described below.

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

There were no repurchases under the Program during the years ended December 31, 2024 or 2023. During the years ended December 31, 2022, PAA repurchased common units under the Program through open market purchases for a total purchase price of $74 million, including commissions and fees. The repurchased common units were canceled immediately upon acquisition, as were the Class C shares held by PAA associated with the repurchased common units. At December 31, 2024, the remaining available capacity under the Program was $198 million.

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Subsidiary Distributions

PAA Series A Preferred Unit Distributions. After the fifth anniversary of the January 28, 2016 issuance date of PAA’s Series A preferred units, the holders of PAA’s Series A preferred units, acting by majority vote, had the option to make a one-time election to reset the Series A preferred unit distribution rate to equal the then applicable rate of ten-year U.S. Treasury Securities plus 5.85% (the “Preferred Distribution Rate Reset Option”). The Preferred Distribution Rate Reset Option was accounted for as an embedded derivative. See Note 12 for additional information. In January 2023, the Series A preferred unitholders elected the Preferred Distribution Rate Reset Option. Effective January 31, 2023, the new Series A preferred unit distribution rate is equal to 9.375% per annum of the original Issue Price (approximately $2.46 per unit annualized). The quarterly distribution paid in May 2023 reflected a pro-rated amount of approximately $0.585 per unit.

On January 31, 2025, PAA repurchased approximately 12.7 million units, or 18%, of its outstanding Series A preferred units at the issue price of $26.25 per unit for a purchase price of approximately $333 million, plus accrued and unpaid distributions through January 30, 2025 of approximately $10 million.

The following table details distributions paid to PAA’s Series A preferred unitholders during the years presented (in millions, except unit data):

	Series A Preferred Unitholders
Year	Cash Distribution	Distribution per Unit
2024	$175	$2.46
2023	$166	$2.34
2022	$149	$2.10

On February 14, 2025, PAA paid a cash distribution of $36 million to its Series A preferred unitholders outstanding as of January 31,2025. At December 31, 2024, such amount was accrued as distributions payable in “Other current liabilities” on our Consolidated Balance Sheet.

PAA Series B Preferred Unit Distributions. The initial distribution rate for the Series B preferred units from and including October 10, 2017 to, but not including, November 15, 2022 was 6.125% per year of the liquidation preference per unit (equal to $61.25 per unit per year). From November 15, 2022 through August 14, 2023, distributions on the Series B preferred units accumulated for each distribution period at a percentage of the liquidation preference equal to the applicable three-month LIBOR plus a spread of 4.11% per annum. Beginning August 15, 2023, distributions on the Series B preferred units accumulate based on the applicable three-month SOFR, plus a credit spread adjustment of 0.26161%, plus 4.11% per annum.

The following table details distributions paid to PAA’s Series B preferred unitholders during the years presented (in millions, except unit data):

	Series B Preferred Unitholders
Year	Cash Distribution	Distribution per Unit
2024	$79	$98.14
2023	$75	$93.43
2022	$49	$61.25

On February 18, 2025, PAA paid a cash distribution of $18 million ($22.73 per unit) to its Series B preferred unitholders. At December 31, 2024, approximately $9 million of accrued distributions payable to PAA’s Series B preferred unitholders was included in “Other current liabilities” on our Consolidated Balance Sheet.

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table details distributions paid by PAA to its common unitholders during the years presented (in millions, except per unit data):

	Distributions Paid			Distributions per Common Unit
Year	Public	AAP	Total
2024	$595	$296	$891	$1.2700
2023	$492	$256	$748	$1.0700
2022	$383	$201	$584	$0.8325

On January 7, 2025, PAA declared a cash distribution of $0.38 per unit on its outstanding common units. The total distribution of $267 million was paid on February 14, 2025 to unitholders of record at the close of business on January 31, 2025, for the period from October 1, 2024 through December 31, 2024. Of this amount, approximately $88 million was paid to AAP.

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

	Distributions to AAP’s Partners
Year	Noncontrolling Interests	PAGP	Total Cash Distributions

2024	$45	$251	$296
2023	$47	$209	$256
2022	$39	$162	$201

On February 14, 2025, AAP distributed $88 million to its partners from distributions received from PAA. Of this amount, $13 million was distributed to noncontrolling interests and $75 million was distributed to us.

Consolidated Joint Venture Distributions. Distributions from Cactus II and Red River are paid in proportion to each owner’s interest in the entity. Cash available for distribution is cash on hand less the amount of cash required to fund normal operations and capital projects. The following table details distributions paid to noncontrolling interests in consolidated joint venture entities during the years presented (in millions):

	2024	2023	2022
Permian JV (1)	$322	$249	$273
Cactus II	77	63	4
Red River	26	21	21
	$425	$333	$298

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

At December 31, 2024 and 2023, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings. Although we may be required to post margin on our exchange-traded derivatives transacted through a clearing brokerage account, as described below, we do not require our non-cleared derivative counterparties to post collateral with us.

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

In the normal course of our operations, we purchase and sell commodities. We use derivatives to manage the associated risks and to optimize profits. As of December 31, 2024, net derivative positions related to these activities included:
•A net long position of 7.4 million barrels associated with our crude oil purchases, which was unwound ratably during January 2025 to match monthly average pricing.
•A net short time spread position of 4.8 million barrels, which hedges a portion of our anticipated crude oil lease gathering purchases through November 2025.
•A net crude oil basis spread position of 1.8 million barrels at multiple locations through December 2025. These derivatives allow us to lock in grade and location basis differentials.
•A net short position of 16.7 million barrels through December 2028 related to anticipated net sales of crude oil and NGL inventory.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
We purchase natural gas for processing and operational needs. Additionally, we purchase NGL mix for fractionation and sell the resulting individual specification products (including ethane, propane, butane and condensate). In conjunction with these activities, we hedge the price risk associated with the purchase of the natural gas and the subsequent sale of the individual specification products. The following table summarizes our open derivative positions utilized to hedge the price risk associated with anticipated purchases and sales related to our natural gas processing and NGL fractionation activities as of December 31, 2024.

	Notional Volume (Short)/Long	Remaining Tenor
Natural gas purchases	49.3 Bcf	June 2026
Propane sales	(8.8) MMbls	June 2026
Butane sales	(1.3) MMbls	December 2025
Condensate sales	(2.3) MMbls	December 2025
Fuel gas requirements (1)	2.7 Bcf	December 2025
Power supply requirements (1)	2.1 TWh	December 2030

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

Our commodity derivatives are not designated in a hedging relationship for accounting purposes; as such, changes in the fair value are reported in earnings. The following table summarizes the impact of our commodity derivatives recognized in earnings (in millions):

	Year Ended December 31,
	2024	2023	2022
Product sales revenues	$(223)	$13	$179
Field operating costs	(32)	(45)	59
Net gain/(loss) from commodity derivative activity	$(255)	$(32)	$238

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

	December 31,
	2024	2023
Initial margin	$53	$77
Variation margin posted/(returned)	49	(65)
Letters of credit	(30)	(25)
Net broker receivable/(payable)	$72	$(13)

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

	December 31, 2024				December 31, 2023
			Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet			Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Commodity Derivatives				Commodity Derivatives
	Assets	Liabilities			Assets	Liabilities
Derivative Assets
Other current assets	$36	$(74)	$72	$34	$153	$(79)	$(13)	$61
Other long-term assets, net	—	—	—	—	3	—	—	3
Derivative Liabilities
Other current liabilities	4	(28)	—	(24)	1	(64)	—	(63)
Other long-term liabilities and deferred credits	2	(16)	—	(14)	1	(15)	—	(14)
Total	$42	$(118)	$72	$(4)	$158	$(158)	$(13)	$(13)

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

The following table summarizes the terms of our outstanding interest rate derivatives as of December 31, 2024 (notional amounts in millions):

Hedged Transaction	Number and Types of Derivatives Employed	Notional Amount	Expected Termination Date	Average Rate Locked	Accounting Treatment
Anticipated interest payments	8 forward starting swaps (30-year)	$200	6/15/2026	3.09%	Cash flow hedge

During the year ended December 31, 2024, we terminated $100 million of notional interest hedging instruments previously expected to terminate in June 2024 for proceeds of $57 million, which was recorded in AOCI. As of December 31, 2024, there was a net loss of $44 million deferred in AOCI. The deferred net loss recorded in AOCI is expected to be reclassified to future earnings contemporaneously with interest expense accruals associated with underlying debt instruments. The early termination did not result in an impact to the relationship between the hedging instrument and hedged item. We estimate that substantially all of the remaining deferred loss will be reclassified to earnings through 2056 as the underlying hedged transactions impact earnings. A portion of these amounts is based on market prices as of December 31, 2024; thus, actual amounts to be reclassified will differ and could vary materially as a result of changes in market conditions.

The following table summarizes the net unrealized gain/(loss) recognized in AOCI for derivatives (in millions):

	Year Ended December 31,
	2024	2023	2022
Interest rate derivatives, net	$29	$15	$94

At December 31, 2024, the net fair value of our interest rate hedges, which was included in “Other long-term assets, net” on our Consolidated Balance Sheet, totaled $27 million. At December 31, 2023, the net fair value of these hedges totaled $51 million and $4 million, which were included in “Other current assets” and “Other long-term assets, net”, respectively.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Preferred Distribution Rate Reset Option

In January 2023, PAA received notice that the Series A preferred unitholders elected the Preferred Distribution Rate Reset Option. Prior to this election, the Preferred Distribution Rate Reset Option was accounted for as an embedded derivative. A derivative feature embedded in a contract that does not meet the definition of a derivative in its entirety must be bifurcated and accounted for separately if the economic characteristics and risks of the embedded derivative are not clearly and closely related to those of the host contract. The Preferred Distribution Rate Reset Option embedded derivative was required to be bifurcated from the related host contract, the PAA partnership agreement, and recorded at fair value on our Consolidated Balance Sheet. The fair value of the Preferred Distribution Rate Reset Option, which was included in “Other long-term liabilities and deferred credits” on our Consolidated Balance Sheet, totaled $189 million at December 31, 2022. The Preferred Distribution Rate Reset Option was settled when we received notice that the Series A preferred unitholders elected the Preferred Distribution Rate Reset Option. The fair value of the Preferred Distribution Rate Reset Option on the settlement date was $131 million. The Preferred Distribution Rate Reset Option embedded derivative was not designated in a hedging relationship for accounting purposes and corresponding changes in fair value were recognized in “Other income/(expense), net” in our Consolidated Statements of Operations. For the years ended December 31, 2023 and 2022, we recognized a gain of $58 million, and a net loss of $189 million, respectively. See Note 11 for additional information regarding the Preferred Distribution Rate Reset Option.

Recurring Fair Value Measurements

Derivative Financial Assets and Liabilities

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis (in millions):

	Fair Value as of December 31, 2024			Fair Value as of December 31, 2023
Recurring Fair Value Measures (1)	Level 1	Level 2	Total	Level 1	Level 2	Total
Commodity derivatives	$14	$(90)	$(76)	$9	$(9)	$—
Interest rate derivatives	—	27	27	—	55	55
Total net derivative asset/(liability)	$14	$(63)	$(49)	$9	$46	$55

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Rollforward of Level 3 Net Asset/(Liability)

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the Preferred Distribution Rate Reset Option embedded derivative, which was classified as Level 3 in the fair value hierarchy (in millions):

Year Ended December 31,
2023
Beginning Balance	$(189)
Gain for the period included in earnings	58
Settlements	131
Ending Balance	$—

Change in unrealized gains/(losses) included in earnings relating to Level 3 derivatives still held at the end of the period	$—

Note 13—Leases

Lessee

We evaluate all agreements entered into or modified that convey to us the use of property or equipment for a term to determine whether the agreement is or contains a lease. Significant judgment is required when determining whether we obtain the right to direct the use of identified property or equipment. We lease certain property and equipment under noncancelable and cancelable operating and finance leases. Our operating leases primarily relate to railcars, office space, land, vehicles, and storage tanks, and our finance leases primarily relate to tractor trailers, storage tanks, land and vehicles. One of our finance leases is for storage tanks owned by an equity method investee, in which we own a 50% interest. For leases with an initial term of greater than 12 months, we recognize a right-of-use asset and lease liability on the balance sheet. Leases with an initial term of 12 months or less are not recorded on the balance sheet. We have elected the non-lease component separation practical expedient for certain classes of assets where we are the lessee. Our lease agreements have remaining lease terms ranging from one year to approximately 56 years. When applicable, this range includes additional terms associated with leases for which we are reasonably certain to exercise the option to renew and such renewal options are recognized as part of our right-of-use assets and lease liabilities. We have renewal options for leases with terms ranging from one year to 25 years that are not recognized as part of our right-of-use assets or lease liabilities as we have determined we are not reasonably certain to exercise the option to renew.

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table presents components of lease cost, including both amounts recognized in income and amounts capitalized (in millions):

	Year Ended December 31,
Lease Cost	2024	2023	2022
Operating lease cost	$80	$86	$91
Short-term lease cost	16	15	18
Other (1)	17	8	15
Total lease cost	$113	$109	$124

(1)Includes finance lease costs, variable lease costs and sublease income.

The following table presents information related to cash flows arising from lease transactions (in millions):

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$78	$81	$92
Operating cash flows for finance leases	$8	$6	$6
Financing cash flows for finance leases	$15	$11	$12

Non-cash change in lease liabilities arising from obtaining new right-of-use assets or modifications:
Operating leases	$98	$32	$43
Finance leases	$25	$27	$2

Information related to the weighted-average remaining lease term and discount rate is presented in the table below:

	December 31,
	2024	2023
Weighted-average remaining lease term (in years):
Operating leases	14	13
Finance leases	7	8

Weighted-average discount rate:
Operating leases	5.1%	4.9%
Finance leases	10.6%	11.3%

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the amount and location of our operating and finance lease right-of-use assets and liabilities on our Consolidated Balance Sheets (in millions):

		December 31,
Leases	Balance Sheet Location	2024	2023
Assets
Operating lease right-of-use assets	Long-term operating lease right-of-use assets, net	$332	$313

Finance lease right-of-use assets (1)	Property and equipment	$147	$144
	Accumulated depreciation	(46)	(46)
	Property and equipment, net	$101	$98

Total lease right-of-use assets		$433	$411

Liabilities
Operating lease liabilities
Current	Other current liabilities	$63	$69
Noncurrent	Long-term operating lease liabilities	313	274
Total operating lease liabilities		$376	$343

Finance lease liabilities (1)
Current	Short-term debt	$14	$13
Noncurrent	Other long-term debt, net	72	63
Total finance lease liabilities		$86	$76

Total lease liabilities		$462	$419

(1)Includes right-of-use assets of $26 million and $28 million and lease liabilities of $33 million and $34 million as of December 31, 2024 and 2023, respectively, associated with leased storage tanks owned by an equity method investee, in which we own a 50% interest.

The following table presents the maturity of undiscounted cash flows for future minimum lease payments under noncancelable leases as of December 31, 2024 reconciled to our lease liabilities on our Consolidated Balance Sheet (amounts in millions):

	Operating	Finance (2)
Future minimum lease payments (1):
2025	$73	$22
2026	55	17
2027	54	16
2028	47	19
2029	37	12
Thereafter	321	46
Total	587	132
Less: Present value discount	(211)	(46)
Lease liabilities	$376	$86

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(1)Excludes future minimum payments for short-term and other immaterial leases not included on our Consolidated Balance Sheet.
(2)Includes payments of approximately $6 million for each of the years ending 2025 through 2029 and approximately $39 million thereafter associated with leased storage tanks owned by an equity method investee, in which we own a 50% interest.

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

The following table presents our lease revenue for the periods indicated (in millions):

	Year Ended December 31,
	2024	2023	2022
Operating lease revenue (1)	$26	$32	$29

(1)These amounts are included in “Services revenues” on our Consolidated Statements of Operations.

The table below presents the maturity of lease payments for operating lease agreements in effect as of December 31, 2024. This presentation includes minimum fixed lease payments and does not include an estimate of variable lease consideration. These agreements have remaining lease terms ranging from one year to 17 years. The following table presents the undiscounted cash flows expected to be received related to these agreements (in millions):

	2025	2026	2027	2028	2029	Thereafter
Future minimum lease revenue	$22	$17	$19	$19	$17	$131

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

Pursuant to FASB guidance related to accounting for uncertainty in income taxes, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax position and also the past administrative practices and precedents of the taxing authority. As of December 31, 2024 and 2023, we had not recognized any material amounts in connection with uncertainty in income taxes.

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

Tax Components

Components of income tax expense are as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Current income tax expense:
State income tax	$2	$2	$1
Canadian federal and provincial income and withholding taxes	193	143	83
Total current income tax expense	$195	$145	$84

Deferred income tax expense/(benefit):
Federal income tax	$31	$55	$46
State income tax	6	13	11
Canadian federal and provincial income tax	(28)	(24)	105
Total deferred income tax expense	$9	$44	$162
Total income tax expense	$204	$189	$246

The difference between income tax expense based on the statutory federal income tax rate and our effective income tax expense is summarized as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Income before tax	$1,274	$1,614	$1,409
Net income attributable to noncontrolling interests	(967)	(1,227)	(995)
Income taxes attributable to noncontrolling interests	(167)	(121)	(189)
	$140	$266	$225
Federal statutory income tax rate	21%	21%	21%
Income tax expense at statutory rate	$29	$56	$47

Deferred tax rate adjustment	6	9	7
State income tax, net of federal benefit	2	3	3
Income taxes attributable to noncontrolling interests:
Canadian federal and provincial income tax	113	119	188
Canadian withholding tax	52	—	—
State income tax	2	2	1
Total income tax expense	$204	$189	$246

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Deferred tax assets and liabilities are aggregated by the applicable tax paying entity and jurisdiction and result from the following (in millions):

	December 31,
	2024	2023
Deferred tax assets:
Investment in partnerships	$436	$523
Net operating losses	784	716
Derivative instruments	19	—
Lease liabilities	46	40
Other	43	45
Total deferred tax assets	1,328	1,324

Deferred tax liabilities:
Property and equipment in excess of tax values	(525)	(573)
Derivative instruments	—	(6)
Lease assets	(44)	(38)
Other	(3)	(3)
Total deferred tax liabilities	(572)	(620)
Net deferred tax assets	$756	$704

Balance sheet classification of deferred tax assets/(liabilities):
Deferred tax asset	$1,220	$1,239
Other long-term liabilities and deferred credits	(464)	(535)
	$756	$704

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

As of December 31, 2024, our federal and state net operating loss carryforwards for income tax purposes were approximately $3,549 million and $953 million, respectively. If not utilized, the state net operating losses will begin to expire in 2025 and a portion of our federal net operating losses will begin to expire in 2033. Under the Tax Cuts and Jobs Act, U.S. federal NOLs generated after 2017 will have an indefinite carryforward period but may only reduce up to 80% of taxable income in any given year. Our U.S. federal NOLs generated prior to 2018 will not be subject to the taxable income limitation and will remain subject to a 20 year carryforward period.

Generally, tax returns for our Canadian entities are open to audit from 2018 through 2024. Our U.S. and state tax years are generally open to examination from 2021 to 2024.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2024, in reference to tax years 2012 to 2019, we had received notices of reassessment (“notices”) from the Canada Revenue Agency and the Alberta Tax and Revenue Administration (the “Canadian Tax Authorities”) related primarily to transfer pricing associated with cross-border intercompany financing transactions. These notices include assessments, including penalties and interest, associated with these transfer pricing matters totaling approximately $177 million (based on the exchange rate as of December 31, 2024). Payment of a portion of the assessment is required in order to file a notice of objection to dispute the reassessment. Accordingly, we have remitted approximately $97 million (based on the exchange rate as of December 31, 2024) related to the assessments, which is included in “Other long-term assets, net,” on our Consolidated Balance Sheets. We disagree with these notices and have contested the reassessments. We intend to vigorously defend our position, and we plan to pursue all remedies available to us to successfully resolve these matters, including administrative remedies with the Canadian Tax Authorities, and judicial remedies, if necessary. As of December 31, 2024, we believe that our tax position associated with these matters is “more likely than not” to be sustained and have not recognized any amounts for uncertainty in income taxes related to these notices.

Note 15—Major Customers and Concentration of Credit Risk

ExxonMobil Corporation and its subsidiaries accounted for 30%, 26% and 20% of our revenues for the years ended December 31, 2024, 2023 and 2022, respectively. BP p.l.c. and its subsidiaries accounted for 10% of our revenues for the year ended December 31, 2023. No other customers accounted for 10% or more of our revenues during any of the three years ended December 31, 2024. The majority of revenues from these customers pertain to our Crude Oil segment merchant activities, and sales to these customers occur at multiple locations. If we were to lose one or more of these customers, there is risk that we would not be able to identify and access a replacement market at a comparable margin.

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

Note 16—Related Party Transactions

PAA’s Ownership of our Class C Shares

As of December 31, 2024 and 2023, PAA owned 542,004,838 and 539,445,289, respectively, Class C shares. See Note 11 for additional information regarding our Class C shares.

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

Transactions with Other Related Parties

Our other related parties include entities in which we hold investments and account for under the equity method of accounting (see Note 8 for information regarding such entities). During the three years ended December 31, 2024, we recognized sales and transportation revenues, purchased petroleum products and utilized transportation and storage services from our related parties. These transactions were conducted at posted tariff rates or prices that we believe approximate market.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The impact to our Consolidated Statements of Operations from these transactions is included below (in millions):

	Year Ended December 31,
	2024	2023	2022
Revenues from related parties	$46	$48	$45

Purchases and related costs from related parties	$400	$404	$365

Our receivable and payable amounts with these related parties as reflected on our Consolidated Balance Sheets were as follows (in millions):

	December 31,
	2024	2023
Trade accounts receivable and other receivables, net from related parties (1)	$40	$63

Trade accounts payable to related parties (1) (2)	$66	$72

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of the awards authorized under our LTIPs as of December 31, 2024 (in millions):

LTIP	LTIP Awards Authorized
Plains GP Holdings, L.P. Long-Term Incentive Plan	3.8
Plains All American 2021 Long-Term Incentive Plan	28.8
Plains All American PNG Successor Long-Term Incentive Plan	1.3
Plains All American GP LLC 2006 Long-Term Incentive Tracking Unit Plan	13.4
Total (1)	47.3

(1)Of the 47.3 million total awards authorized, 19.1 million awards are currently available for future grant. The remaining balance has already vested or is currently outstanding.

As of December 31, 2024, 10.5 million PAA LTIP awards and 0.1 million PAGP LTIP awards were outstanding. Of the awards outstanding, 8.6 million PAA LTIP awards and 0.1 million PAGP LTIP awards include associated DERs. At December 31, 2024, certain of the outstanding LTIP awards were considered probable of vesting and such awards are expected to vest at various dates between August 2025 and August 2028. As of December 31, 2024, the outstanding awards that are considered probable of vesting have a remaining unrecognized fair value of approximately $65 million.

Note 18—Commitments and Contingencies

Commitments

We have commitments (some of which are leases) related to real property, equipment and operating facilities. We also incur costs associated with leased land, rights-of-way, permits and regulatory fees. Future noncancelable commitments related to these items at December 31, 2024 are summarized below (in millions):

	2025	2026	2027	2028	2029	Thereafter	Total
Leases (1)	$95	$72	$70	$66	$49	$367	$719
Other commitments (2)	515	266	241	128	130	369	1,649
Total	$610	$338	$311	$194	$179	$736	$2,368

(1)Includes both operating and finance leases as defined by FASB guidance. Leases are primarily for (i) railcars, (ii) office space, (iii) land, (iv) vehicles, (v) storage tanks and (vi) tractor trailers. See Note 13 for additional information.
(2)Primarily includes storage, transportation and pipeline throughput agreements, as well as certain rights-of-way easements. Expense associated with our storage, transportation and pipeline throughput agreements was approximately $387 million, $396 million and $336 million for 2024, 2023 and 2022, respectively. A majority of the storage, transportation and pipeline throughput commitments are associated with agreements to store crude oil at facilities and transport crude oil on pipelines owned by equity method investees at posted tariff rates or prices that we believe approximate market. A portion of our commitment to transport is supported by crude oil buy/sell or other agreements with third parties with commensurate quantities. Other commitments for 2025 also include amounts associated with an agreement to purchase a crude oil gathering business in the Delaware Basin for $161 million (approximately $105 million net to our 65% interest in the Permian JV), net of a cash deposit of approximately $16 million paid in December 2024. See Note 7 for additional information.

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

Our estimated undiscounted reserve for environmental liabilities (excluding liabilities related to the Line 901 incident, as discussed further below) were reflected on our Consolidated Balance Sheets as follows (in millions):

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2024	December 31, 2023
Other current liabilities	$15	$10
Other long-term liabilities and deferred credits (1)	81	46
Total	$96	$56

(1)    The 2024 balance reflects an increase in estimated costs for long-term environmental remediation obligations.

In some cases, the actual cash expenditures associated with these liabilities may not occur for several years. Our estimates used in determining these reserves are based on information currently available to us and our assessment of the ultimate outcome. Among the many uncertainties that impact our estimates are the necessary regulatory approvals for, and potential modification of, our remediation plans, the limited amount of data available upon initial assessment of the impact of soil or water contamination, changes in costs associated with environmental remediation services and equipment and the possibility of existing or future legal claims giving rise to additional liabilities. Therefore, although we believe that the reserve is adequate, actual costs incurred (which may ultimately include costs for contingencies that are currently not reasonably estimable or costs for contingencies where the likelihood of loss is currently believed to be only reasonably possible or remote) may be in excess of the reserve and may potentially have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Specific Legal, Environmental or Regulatory Matters

Line 901 Incident. In May 2015, we experienced a crude oil release from our Las Flores to Gaviota Pipeline (Line 901) in Santa Barbara County, California. A portion of the released crude oil reached the Pacific Ocean at Refugio State Beach through a drainage culvert. Following the release, we shut down the pipeline and initiated our emergency response plan. A Unified Command, which included the United States Coast Guard, the EPA, the State of California Department of Fish and Wildlife (“CDFW”), the California Office of Spill Prevention and Response and the Santa Barbara Office of Emergency Management, was established for the response effort. Clean-up and remediation operations with respect to impacted shoreline and other areas were determined by the Unified Command to be complete in 2016, and the Unified Command was dissolved. Our estimate of the amount of oil spilled, based on relevant facts, data and information, and as set forth in the Consent Decree described below, is approximately 2,934 barrels; of this amount, we estimate that 598 barrels reached the Pacific Ocean.

As a result of the Line 901 incident, several governmental agencies and regulators initiated investigations into the Line 901 incident, various claims have been made against us and a number of lawsuits have been filed against us, most of which have been resolved. Set forth below is a brief summary of actions and matters that are currently pending or recently resolved.

Several pending or recently resolved lawsuits and claims were filed by companies, governmental agencies and individuals alleging damages arising out of the Line 901 incident. These lawsuits and claims generally seek restitution, compensatory and punitive damages, and/or injunctive relief. Most of these lawsuits have been settled or dismissed by the court. We recently settled the following two lawsuits (the “2024 Settlements”): (i) a lawsuit in California Superior Court in Santa Barbara County for lost revenue or profit asserted by a former oil producer that declared bankruptcy and shut in its offshore production platform following the Line 901 incident; and (ii) a lawsuit filed by the California State Land Commission in California Superior Court in Santa Barbara County seeking lost royalties following the shut-down of Line 901, as well as costs related to the decommissioning of such platform. In connection with the 2024 Settlements, we recognized additional costs related to the Line 901 incident of $120 million. Our remaining Line 901 lawsuits include various lawsuits filed in California Superior Court in Santa Barbara County by (x) companies and individuals who provided labor, goods, or services associated with oil production activities they claim were disrupted following the Line 901 incident and (y) a landowner on an adjacent pipeline alleging property damage from the “stigma” of the Line 901 incident. We are vigorously defending these remaining lawsuits, which have not yet been set for trial, and believe we have strong defenses. The ultimate outcome of such matters is uncertain, and an unfavorable resolution could have a material impact on our results of operations.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In November 2022, we submitted claims to several of our insurance carriers seeking reimbursement for a $230 million payment made in October of 2022 to settle a class action lawsuit stemming from the Line 901 incident (the “Class Action Settlement”). We had previously received payment of approximately $3.6 million from one insurer, which represented the final payment obligation of such insurer and brought the total amount collected from all insurers under such program to $275 million of the $500 million policy limits. In response to denials of coverage or other failures to timely tender payment, we initiated final and binding insurance arbitration proceedings against the insurers responsible for the remaining $225 million of coverage. Such insurers generally alleged that some or all damages encompassed by the Class Action Settlement were not covered by their policies and that all or some portion of the $275 million for which we had already received insurance reimbursement did not, for purposes of determining whether their policies were triggered, properly exhaust the underlying policies that paid those sums.

As of December 31, 2023, we believed that our claim for reimbursement was probable of recovery despite the ongoing arbitration proceedings. Our belief at that time was based on: (i) our analysis of the terms of the underlying insurance policies as applied to the facts and circumstances that comprised our claim for reimbursement, (ii) our experience with the cost submissions and timely collection of claims for the $275 million previously collected for this incident under the same insurance program as the denied claims, including from some of the same insurers who were then denying claims, (iii) our extensive legal review and assessment of the insurer’s claimed basis for denial of coverage, which review and assessment included the advice of external legal counsel experienced in these type of matters that supported our belief that our insurers were required to provide coverage based on the terms of the policies and the nature of our claims, and (iv) the financial strength of the insurance carriers as determined by an independent credit ratings agency. However, at that time we also noted that various factors could impact the timing and amount of recovery of our insurance receivable, including future developments that adversely impacted our assessment of the strength of our coverage claims, the outcome of any dispute resolution proceedings with respect to our coverage claims (including arbitration proceedings) and the extent to which insurers may become insolvent in the future.

A binding arbitration hearing with respect to our insurance claim against insurers representing $175 million of our total $225 million reimbursement claim concluded in early October 2024, and the arbitration panel’s final and binding decision was returned in January 2025. The panel ruled that a substantial portion of our claims subject to the proceeding were not covered under the applicable policy and therefore we were not entitled to reimbursement of our $175 million claim against the applicable insurers. With respect to our remaining $50 million claim against different insurance carriers, we now regard collection of those claims as being less than “probable.” As a result, we have written off the entire $225 million receivable and will recognize any future collections as and if they are received.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In connection with the foregoing, including the 2024 Settlements, we have made adjustments to our total estimated Line 901 costs and the portion of such costs that we believe are probable of recovery from insurance carriers, net of deductibles. Effective as of December 31, 2024, we estimate that the aggregate total costs we have incurred or will incur with respect to the Line 901 incident will be approximately $870 million, which includes actual and projected emergency response and clean-up costs, natural resource damage assessments, fines and penalties incurred, certain third-party claims settlements (including the Class Action Settlement and the 2024 Settlements), and estimated costs associated with our remaining Line 901 lawsuits and claims as described above, as well as estimates for certain legal fees and statutory interest where applicable. We accrue such estimates of aggregate total costs to “Field operating costs” in our Consolidated Statements of Operations. This estimate considers our prior experience in environmental investigation and remediation matters and available data from, and in consultation with, our environmental and other specialists, as well as currently available facts and presently enacted laws and regulations. We have made assumptions for (i) the resolution of certain third-party claims and lawsuits, but excluding claims and lawsuits with respect to which losses are not probable and reasonably estimable, and (ii) the nature, extent and cost of legal services that will be required in connection with all lawsuits, claims and other matters requiring legal or expert advice associated with the Line 901 incident. Our estimate does not include any lost revenue associated with the shutdown of Line 901 or 903 and does not include any liabilities or costs that are not reasonably estimable at this time or that relate to contingencies where we currently regard the likelihood of loss as being only reasonably possible or remote. We believe we have accrued adequate amounts for all probable and reasonably estimable costs; however, this estimate is subject to uncertainties associated with the assumptions that we have made. For example, with respect to potential losses that we regard as only reasonably possible or remote, we have made assumptions regarding the strength of our legal position based on our assessment of the relevant facts and applicable law and precedent; if our assumptions regarding such matters turn out to be inaccurate (i.e., we are found to be liable under circumstances where we regard the likelihood of loss as being only reasonably possible or remote), we could be responsible for significant costs and expenses that are not currently included in our estimates and accruals. In addition, for any potential losses that we regard as probable and for which we have accrued an estimate of the potential losses, our estimates regarding damages, legal fees, court costs and interest could turn out to be inaccurate and the actual losses we incur could be significantly higher than the amounts included in our estimates and accruals. Also, the amount of time it takes for us to resolve all of the current and future lawsuits and claims that relate to the Line 901 incident could turn out to be significantly longer than we have assumed, and as a result the costs we incur for legal services could be significantly higher than we have estimated. Accordingly, our assumptions and estimates may turn out to be inaccurate and our total costs could turn out to be materially higher; therefore, we can provide no assurance that we will not have to accrue significant additional costs in the future with respect to the Line 901 incident.

During the years ended December 31, 2024, 2023 and 2022, we recognized costs, net of amounts probable of recovery from insurance (as applicable), of $345 million, $10 million, and $95 million, respectively. As of December 31, 2024 and 2023, we had a remaining undiscounted gross liability of approximately $5 million and $94 million, respectively, related to the Line 901 incident, which aggregate amounts are reflected in “Current liabilities” on our Consolidated Balance Sheet.

As discussed above, we maintain insurance coverage, which is subject to certain exclusions and deductibles, in the event of such liabilities. As of December 31, 2023, we had recognized a receivable of approximately $225 million for the portion of the release costs that we believed were probable of recovery from insurance, net of deductibles and amounts already collected (approximately $280 million out of the $505 million submitted, including the 2015 insurance program and our directors and officers (D&O) insurance policies). Of this amount, we had classified $175 million as a short-term asset in “Trade accounts receivable and other receivables, net” with the remaining $50 million recognized as a long-term asset in “Other long-term assets, net” on our Consolidated Balance Sheet as of December 31, 2023.

Following the arbitration panel ruling discussed above, we wrote off the full $225 million insurance receivable in the fourth quarter of 2024. Therefore, as of December 31, 2024, we no longer have any amounts recorded as receivables related to the Line 901 incident recognized on our Consolidated Balance Sheet.

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Other Litigation Matters. On July 19, 2022, Hartree Natural Gas Storage, LLC (“Hartree”) filed a lawsuit under seal in the Superior Court for the State of Delaware asserting claims against PAA Natural Gas Storage, L.P. and PAA arising out of a Membership Interest Purchase Agreement relating to the 2021 sale of the Pine Prairie Energy Center natural gas storage facility to Hartree. We have entered into a confidential settlement agreement and anticipate that in connection with the settlement, all of Hartree’s claims will be dismissed with prejudice and without any admission of wrongdoing by Plains.

Various coastal parishes, the State of Louisiana and some of its departments have filed lawsuits in Louisiana against a number of energy companies seeking damages for coastal erosion in connection with oil and gas operations in Louisiana. One of our subsidiaries has been named in such a lawsuit filed by The Louisiana Department of Wildlife and Fisheries (“LADWF”). LADWF filed a lawsuit in the 24th Judicial District Court of Jefferson Parish, Louisiana on October 30, 2023 against our subsidiary, Plains Pipeline, L.P., Chevron Pipe Line Company, BP Oil Pipeline Company and Arrowhead Gulf Coast Pipeline, LLC (collectively, “Defendants”), as the former and current parties to certain pipeline right of way agreements (“ROWs”) in the vicinity of the Elmer Island Wildlife Refuge. LADWF alleges that the Defendants breached the terms of the ROWs by failing to prevent erosion and seeks restoration of the Wildlife Refuge or alternatively monetary damages in an unspecified amount. Our subsidiary owned and operated a pipeline in the vicinity of the refuge from 2006 through 2016. The damages have not been quantified and are not yet reasonably estimable, but we believe the claims in the lawsuit lack merit and intend to vigorously defend this lawsuit in coordination with the other Defendants.

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

Our CODM (our Chief Executive Officer) evaluates segment performance based on measures including Segment Adjusted EBITDA (as defined below). The measure of Segment Adjusted EBITDA forms the basis of our internal financial reporting and is the primary performance measure of segment profit/(loss) used by our CODM in assessing performance and allocating resources among our operating segments. We define Segment Adjusted EBITDA as revenues and equity earnings in unconsolidated entities less (a) significant segment expenses including: (i) purchases and related costs, (ii) field operating costs and (iii) segment general and administrative expenses, plus (b) our proportionate share of the depreciation and amortization expense (including write-downs related to cancelled projects and impairments) of unconsolidated entities, further adjusted (c) for certain selected items including (i) gains and losses on derivative instruments that are related to underlying activities in another period (or the reversal of such adjustments from a prior period), gains and losses on derivatives that are either related to investing activities (such as the purchase of linefill) or purchases of long-term inventory, and inventory valuation adjustments, as applicable, (ii) long-term inventory costing adjustments, (iii) charges for obligations that are expected to be settled with the issuance of equity instruments, (iv) amounts related to deficiencies associated with minimum volume commitments, net of the applicable amounts subsequently recognized into revenue and (v) other items that our CODM believes are integral to understanding our core segment operating performance and (d) to exclude the portion of all preceding items that is attributable to noncontrolling interests in consolidated joint venture entities (“Segment amounts attributable to noncontrolling interests in consolidated joint ventures”).

Our CODM uses Segment Adjusted EBITDA to evaluate the performance of each segment, including analyzing actual results compared to budget and guidance, to assess investment opportunities and to optimize and align assets to maximize returns to stakeholders.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Segment Adjusted EBITDA excludes depreciation and amortization. We look at each period’s earnings before non-cash depreciation and amortization as an important measure of segment performance. The exclusion of depreciation and amortization expense could be viewed as limiting the usefulness of Segment Adjusted EBITDA as a performance measure because it does not account in current periods for the implied reduction in value of our capital assets, such as pipelines and facilities, caused by age-related decline and wear and tear. We compensate for this limitation by recognizing that depreciation and amortization are largely offset by repair and maintenance investments, which act to partially offset the aging and wear and tear in the value of our principal fixed assets. These maintenance investments are a component of field operating costs included in Segment Adjusted EBITDA or in maintenance capital, depending on the nature of the cost. Capital expenditures made to expand the existing operating and/or earnings capacity of our assets are classified as investment capital. Capital expenditures made to replace and/or refurbish partially or fully depreciated assets in order to maintain the operating and/or earnings capacity of our existing assets are classified as maintenance capital. Maintenance capital is reviewed by our CODM on a segment basis. Repair and maintenance expenditures incurred in order to maintain the day to day operation of our existing assets are charged to expense as incurred. Assets are not reviewed by our CODM on a segmented basis; therefore, such information is not presented.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following tables reflect certain financial data for each segment (in millions):

	Crude Oil	NGL	Intersegment Elimination	Total
Year Ended December 31, 2024
Revenues (1):
Product sales	$47,034	$1,569	$(349)	$48,254
Services	1,686	155	(22)	1,819
Total revenues	$48,720	$1,724	$(371)	$50,073

Significant segment expenses:
Purchases and related costs (1)	$(45,033)	$(898)	$371	$(45,560)
Field operating costs	(1,440)	(328)	—	(1,768)
Segment general and administrative expenses	(298)	(83)	—	(381)
Total significant segment expenses	$(46,771)	$(1,309)	$371	$(47,709)

Equity earnings in unconsolidated entities	$452	$—

Other segment items (2):
Depreciation and amortization of unconsolidated entities (3)	84	—
Derivative activities and inventory valuation adjustments (4)	5	80
Long-term inventory costing adjustments (5)	1	(10)
Deficiencies under minimum volume commitments, net (6)	(31)	—
Equity-indexed compensation expense (7)	36	—
Foreign currency revaluation (8)	(22)	(5)
Line 901 incident (9)	345	—
Segment amounts attributable to noncontrolling interests in consolidated joint ventures (10)	(543)	—
Total other segment items	$(125)	$65

Segment Adjusted EBITDA	$2,276	$480

Investment and acquisition capital expenditures (11) (12)	$554	$115		$669
Maintenance capital expenditures (12)	$183	$78		$261

As of December 31, 2024
Investments in unconsolidated entities	$2,811	$—		$2,811

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Crude Oil	NGL	Intersegment Elimination	Total
Year Ended December 31, 2023
Revenues (1):
Product sales	$45,587	$1,765	$(378)	$46,974
Services	1,587	170	(19)	1,738
Total revenues	$47,174	$1,935	$(397)	$48,712

Significant segment expenses:
Purchases and related costs (1)	$(43,805)	$(1,123)	$397	$(44,531)
Field operating costs	(1,053)	(372)	—	(1,425)
Segment general and administrative expenses	(271)	(79)	—	(350)
Total significant segment expenses	$(45,129)	$(1,574)	$397	$(46,306)

Equity earnings in unconsolidated entities	$369	$—

Other segment items (2):
Depreciation and amortization of unconsolidated entities (3)	87	—
Derivative activities and inventory valuation adjustments (4)	17	142
Long-term inventory costing adjustments (5)	22	13
Deficiencies under minimum volume commitments, net (6)	12	—
Equity-indexed compensation expense (7)	35	1
Foreign currency revaluation (8)	19	5
Line 901 incident (9)	10	—
Transaction-related expenses (13)	1	—
Segment amounts attributable to noncontrolling interests in consolidated joint ventures (10)	(454)	—
Total other segment items	$(251)	$161

Segment Adjusted EBITDA	$2,163	$522

Investment and acquisition capital expenditures (11) (12)	$765	$65		$830
Maintenance capital expenditures (12)	$145	$86		$231

As of December 31, 2023
Investments in unconsolidated entities	$2,820	$—		$2,820

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Crude Oil	NGL	Intersegment Elimination	Total
Year Ended December 31, 2022
Revenues (1):
Product sales	$53,840	$2,575	$(467)	$55,948
Services	1,240	186	(32)	1,394
Total revenues	$55,080	$2,761	$(499)	$57,342

Significant segment expenses:
Purchases and related costs (1)	$(52,088)	$(1,587)	$499	$(53,176)
Field operating costs	(1,003)	(312)	—	(1,315)
Segment general and administrative expenses	(250)	(75)	—	(325)
Total significant segment expenses	$(53,341)	$(1,974)	$499	$(54,816)

Equity earnings in unconsolidated entities	$403	$—

Other segment items (2):
Depreciation and amortization of unconsolidated entities (3)	85	—
Derivative activities and inventory valuation adjustments (4)	(11)	(269)
Long-term inventory costing adjustments (5)	(3)	(1)
Deficiencies under minimum volume commitments, net (6)	7	—
Equity-indexed compensation expense (7)	32	—
Foreign currency revaluation (8)	3	1
Line 901 incident (9)	95	—
Segment amounts attributable to noncontrolling interests in consolidated joint ventures (10)	(364)	—
Total other segment items	$(156)	$(269)

Segment Adjusted EBITDA	$1,986	$518

Investment and acquisition capital expenditures (11) (12)	$461	$157		$618
Maintenance capital expenditures (12)	$112	$99		$211

As of December 31, 2022
Investments in unconsolidated entities	$3,084	$—		$3,084

(1)Segment revenues include intersegment amounts that are eliminated in Purchases and related costs. Intersegment activities are conducted at posted tariff rates where applicable, or otherwise at rates similar to those charged to third parties or rates that we believe approximate market at the time the agreement is executed or renegotiated.
(2)Represents adjustments utilized by our CODM in the evaluation of segment results.
(3)Includes our proportionate share of the depreciation and amortization expense (including write-downs related to cancelled projects and impairments) of unconsolidated entities.
(4)We use derivative instruments for risk management purposes and our related processes include specific identification of hedging instruments to an underlying hedged transaction. Although we identify an underlying transaction for each derivative instrument we enter into, there may not be an accounting hedge relationship between the instrument and the underlying transaction. In the course of evaluating our results, we identify differences in the timing of earnings from the derivative instruments and the underlying transactions and exclude the related gains and losses in determining

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Segment Adjusted EBITDA such that the earnings from the derivative instruments and the underlying transactions impact Segment Adjusted EBITDA in the same period. In addition, we exclude gains and losses on derivatives that are related to (i) investing activities, such as the purchase of linefill, and (ii) purchases of long-term inventory. We also exclude the impact of corresponding inventory valuation adjustments, as applicable.
(5)We carry crude oil and NGL inventory that is comprised of minimum working inventory requirements in third-party assets and other working inventory that is needed for our commercial operations. We consider this inventory necessary to conduct our operations and we intend to carry this inventory for the foreseeable future. Therefore, we classify this inventory as long-term on our balance sheet and do not hedge the inventory with derivative instruments (similar to linefill in our own assets). We exclude the impact of changes in the average cost of the long-term inventory (that result from fluctuations in market prices) and write-downs of such inventory that result from price declines from Segment Adjusted EBITDA.
(6)We, and certain of our equity method investees, have certain agreements that require counterparties to deliver, transport or throughput a minimum volume over an agreed upon period. Substantially all of such agreements were entered into with counterparties to economically support the return on capital expenditure necessary to construct the related asset. Some of these agreements include make-up rights if the minimum volume is not met. We record a receivable from the counterparty in the period that services are provided or when the transaction occurs, including amounts for deficiency obligations from counterparties associated with minimum volume commitments. If a counterparty has a make-up right associated with a deficiency, we defer the revenue attributable to the counterparty’s make-up right and subsequently recognize the revenue at the earlier of when the deficiency volume is delivered or shipped, when the make-up right expires or when it is determined that the counterparty’s ability to utilize the make-up right is remote. We include the impact of amounts billed to counterparties for their deficiency obligation, net of applicable amounts subsequently recognized into revenue or equity earnings, as a selected item impacting comparability. Our CODM views the inclusion of the contractually committed revenues associated with that period as meaningful to Segment Adjusted EBITDA as the related asset has been constructed, is standing ready to provide the committed service and the fixed operating costs are included in the current period results.
(7)Our total equity-indexed compensation expense includes expense associated with awards that will be settled in PAA common units and awards that will be settled in cash. The awards that will be settled in PAA common units are included in PAA’s diluted net income per unit calculation when the applicable performance criteria have been met. We exclude compensation expense associated with these awards in determining Segment Adjusted EBITDA as the dilutive impact of the outstanding awards is included in PAA’s diluted net income per unit calculation, as applicable. The portion of compensation expense associated with awards that will be settled in cash is not excluded in determining Segment Adjusted EBITDA. See Note 17 for information regarding our equity-indexed compensation plans.
(8)During the periods presented, there were fluctuations in the value of CAD to USD, resulting in the realization of foreign exchange gains and losses on the settlement of foreign currency transactions as well as the revaluation of monetary assets and liabilities denominated in a foreign currency. These gains and losses are not integral to our core operating performance and were therefore excluded in determining Segment Adjusted EBITDA.
(9)Includes costs recognized during the period related to the Line 901 incident that occurred in May 2015, net of amounts we believe are probable of recovery from insurance (as applicable). The year ended December 31, 2024 includes the write-off of a receivable for Line 901 insurance proceeds in the fourth quarter of 2024 and the impact of settlements in the third quarter of 2024. See Note 18 for additional information regarding the Line 901 incident.
(10)Reflects amounts attributable to noncontrolling interests in the Permian JV, Cactus II (beginning November 2022) and Red River.
(11)Investment capital and acquisition capital expenditures, including investments in unconsolidated entities.
(12)These amounts combined represent total capital expenditures.
(13)Includes expenses associated with the Rattler Permian Transaction in 2023. See Note 7 for additional discussion. An adjustment for these non-recurring expenses is included in the calculation of Segment Adjusted EBITDA for the year ended December 31, 2023 as our CODM does not view such expenses as integral to understanding our core segment operating performance.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Segment Adjusted EBITDA Reconciliation

The following table reconciles Segment Adjusted EBITDA to Net income attributable to PAGP (in millions):

	Year Ended December 31,
	2024	2023	2022
Segment Adjusted EBITDA	$2,756	$2,685	$2,504
Total other segment items (1)	60	90	425
Unallocated general and administrative expenses (2)	(6)	(6)	(5)
Depreciation and amortization	(1,026)	(1,051)	(968)
Gains/(losses) on asset sales, asset impairments and other, net	(160)	152	(269)
Gain on investments in unconsolidated entities, net	15	28	346
Interest expense, net	(382)	(386)	(405)
Other income/(expense), net	17	102	(219)
Income before tax	1,274	1,614	1,409
Income tax expense	(204)	(189)	(246)
Net income	1,070	1,425	1,163
Net income attributable to noncontrolling interests	(967)	(1,227)	(995)
Net income attributable to PAGP	$103	$198	$168

(1)See footnotes to the segment financial data tables above for a more detailed discussion of Other segment items.
(2)Represents general and administrative expenses incremental to those of PAA, which are not allocated to our reporting segments in determining Segment Adjusted EBITDA.

Geographic Data

We have operations in the United States and Canada. Set forth below are revenues and long-lived assets attributable to these geographic areas (in millions):

	Year Ended December 31,
Revenues (1)	2024	2023	2022
United States	$44,138	$42,308	$46,903
Canada	5,935	6,404	10,439
	$50,073	$48,712	$57,342

(1)Revenues are primarily attributed to each region based on where the services are provided or the product is shipped.

	December 31,
Long-Lived Assets (1)	2024	2023
United States	$18,071	$18,591
Canada	3,647	3,820
	$21,718	$22,411

(1)Excludes long-term derivative assets and long-term deferred tax assets.