Form 10-Q
period 2025-03-31
PLAINS GP HOLDINGS LP
filed 2025-05-09
CIK 1581990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________________________________________

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
As of May 1, 2025, there were 197,743,624 Class A Shares outstanding.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$429	$349
Trade accounts receivable and other receivables, net	3,820	3,901
Inventory	335	439
Other current assets	145	87
Total current assets	4,729	4,776

PROPERTY AND EQUIPMENT	22,125	21,300
Accumulated depreciation	(6,063)	(5,876)
Property and equipment, net	16,062	15,424

OTHER ASSETS
Investments in unconsolidated entities	2,745	2,811
Intangible assets, net	1,675	1,677
Deferred tax asset	1,199	1,220
Linefill	988	968
Long-term operating lease right-of-use assets, net	321	332
Long-term inventory	289	280
Other long-term assets, net	244	268
Total assets	$28,252	$27,756

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES
Trade accounts payable	$3,725	$3,881
Short-term debt	478	408
Other current liabilities	481	635
Total current liabilities	4,684	4,924

LONG-TERM LIABILITIES
Senior notes, net	8,131	7,141
Other long-term debt, net	73	72
Long-term operating lease liabilities	301	313
Other long-term liabilities and deferred credits	1,003	990
Total long-term liabilities	9,508	8,516

COMMITMENTS AND CONTINGENCIES (NOTE 9)

PARTNERS’ CAPITAL
Class A shareholders (197,743,624 and 197,465,699 shares outstanding, respectively)	1,356	1,351
Noncontrolling interests	12,704	12,965
Total partners’ capital	14,060	14,316
Total liabilities and partners’ capital	$28,252	$27,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Three Months Ended March 31,
	2025	2024
	(unaudited)
REVENUES
Product sales revenues	$11,544	$11,546
Services revenues	467	449
Total revenues	12,011	11,995

COSTS AND EXPENSES
Purchases and related costs	10,761	10,917
Field operating costs	368	358
General and administrative expenses	101	97
Depreciation and amortization	262	254
Gain on asset sales, net	(13)	—
Total costs and expenses	11,479	11,626

OPERATING INCOME	532	369

OTHER INCOME/(EXPENSE)
Equity earnings in unconsolidated entities	103	95
Gain on investments in unconsolidated entities, net	31	—
Interest expense (net of capitalized interest of $2 and $2, respectively)	(107)	(95)
Other income/(expense), net	6	(5)

INCOME BEFORE TAX	565	364
Current income tax expense	(46)	(53)
Deferred income tax (expense)/benefit	(27)	25

NET INCOME	492	336
Net income attributable to noncontrolling interests	(408)	(294)
NET INCOME ATTRIBUTABLE TO PAGP	$84	$42

Basic and diluted weighted average Class A shares outstanding	198	197

Basic and diluted net income per Class A share	$0.42	$0.21

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended March 31,
	2025	2024
	(unaudited)
Net income	$492	$336
Other comprehensive income/(loss)	5	(71)
Comprehensive income	497	265
Comprehensive income attributable to noncontrolling interests	(412)	(243)
Comprehensive income attributable to PAGP	$85	$22

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
(in millions)

	Derivative Instruments	Translation Adjustments	Total
	(unaudited)
Balance at December 31, 2024	$(44)	$(1,039)	$(1,083)

Reclassification adjustments	1	—	1
Unrealized loss on hedges	(1)	—	(1)
Currency translation adjustments	—	5	5
Total period activity	—	5	5
Balance at March 31, 2025	$(44)	$(1,034)	$(1,078)

	Derivative Instruments	Translation Adjustments	Total
	(unaudited)
Balance at December 31, 2023	$(81)	$(755)	$(836)

Reclassification adjustments	2	—	2
Unrealized gain on hedges	13	—	13
Currency translation adjustments	—	(86)	(86)
Total period activity	15	(86)	(71)
Balance at March 31, 2024	$(66)	$(841)	$(907)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31,
	2025	2024
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$492	$336
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	262	254
Gain on asset sales, net	(13)	—
Deferred income tax expense/(benefit)	27	(25)
Equity earnings in unconsolidated entities	(103)	(95)
Distributions on earnings from unconsolidated entities	125	132
Gain on investments in unconsolidated entities, net (Note 11)	(31)	—
Other	19	8
Changes in assets and liabilities, net of acquisitions	(140)	(192)
Net cash provided by operating activities	638	418

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in connection with acquisitions, net of cash acquired	(624)	(91)
Investments in unconsolidated entities	—	(3)
Additions to property, equipment and other	(191)	(157)
Cash paid for purchases of linefill	(7)	(13)
Proceeds from sales of assets	3	3
Net cash used in investing activities	(819)	(261)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under PAA commercial paper program (Note 5)	71	107
Proceeds from the issuance of PAA senior notes (Note 5)	998	—
Repurchase of Series A preferred units by a subsidiary (Note 6)	(333)	—
Distributions paid to Class A shareholders (Note 6)	(75)	(63)
Distributions paid to noncontrolling interests (Note 6)	(388)	(324)
Contributions from noncontrolling interests	4	12
Other financing activities	(15)	(4)
Net cash provided by/(used in) financing activities	262	(272)

Effect of translation adjustment	(1)	(4)

Net increase/(decrease) in cash and cash equivalents and restricted cash	80	(119)
Cash and cash equivalents and restricted cash, beginning of period	349	453
Cash and cash equivalents and restricted cash, end of period	$429	$334

Cash paid for:
Interest, net of amounts capitalized	$90	$64
Income taxes, net of amounts refunded	$27	$86

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(in millions)

	Class A Shareholders	Noncontrolling Interests	Total Partners’ Capital
	(unaudited)
Balance at December 31, 2024	$1,351	$12,965	$14,316
Net income	84	408	492
Distributions (Note 6)	(75)	(381)	(456)
Other comprehensive income	1	4	5
Repurchase of Series A preferred units by a subsidiary (Note 6)	(12)	(301)	(313)
Contributions from noncontrolling interests	—	4	4
Other	7	5	12
Balance at March 31, 2025	$1,356	$12,704	$14,060

	Class A Shareholders	Noncontrolling Interests	Total Partners’ Capital
	(unaudited)
Balance at December 31, 2023	$1,548	$13,424	$14,972
Net income	42	294	336
Distributions	(63)	(323)	(386)
Other comprehensive loss	(20)	(51)	(71)
Contributions from noncontrolling interests	—	12	12
Other	11	4	15
Balance at March 31, 2024	$1,518	$13,360	$14,878

 The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Basis of Consolidation and Presentation

Organization

Plains GP Holdings, L.P. (“PAGP”) is a Delaware limited partnership formed in 2013 that has elected to be taxed as a corporation for United States federal income tax purposes. PAGP does not directly own any operating assets; as of March 31, 2025, its sole source of cash flow is derived from an indirect investment in Plains All American Pipeline, L.P. (“PAA”), a publicly traded Delaware limited partnership. As used in this Form 10-Q and unless the context indicates otherwise (taking into account the fact that PAGP has no operating activities apart from those conducted by PAA and its subsidiaries), the terms “Partnership,” “we,” “us,” “our,” “ours” and similar terms refer to PAGP and its subsidiaries.

As of March 31, 2025, we owned an approximate 85% limited partner interest in Plains AAP L.P. (“AAP”) through our ownership of approximately 197.7 million Class A units of AAP (“AAP Units”). We also own a 100% managing member interest in Plains All American GP LLC (“GP LLC”), a Delaware limited liability company that holds the non-economic general partner interest in AAP. AAP is a Delaware limited partnership that, as of March 31, 2025, directly owned a limited partner interest in PAA through its ownership of approximately 232.9 million PAA common units (approximately 31% of PAA’s total outstanding common units and Series A preferred units combined). AAP is the sole member of PAA GP LLC (“PAA GP”), a Delaware limited liability company that directly holds the non-economic general partner interest in PAA.

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

Basis of Consolidation and Presentation

The accompanying unaudited condensed consolidated interim financial statements and related notes thereto should be read in conjunction with our 2024 Annual Report on Form 10-K. The accompanying condensed consolidated financial statements include the accounts of PAGP and all of its wholly owned subsidiaries and those entities that it controls. Investments in entities over which we have significant influence but not control are accounted for by the equity method. We apply proportionate consolidation for pipelines and other assets in which we own undivided joint interests. The financial statements have been prepared in accordance with the instructions for interim reporting as set forth by the SEC. The condensed consolidated balance sheet data as of December 31, 2024 was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three months ended March 31, 2025 should not be taken as indicative of results to be expected for the entire year. All adjustments (consisting only of normal recurring adjustments) that in the opinion of management were necessary for a fair statement of the results for the interim periods have been reflected. All significant intercompany balances and transactions have been eliminated in consolidation, and certain reclassifications have been made to information from previous years to conform to the current presentation. These reclassifications had no impact on net income or total partners’ capital.

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

With the exception of a deferred tax asset of $1.199 billion and $1.220 billion as of March 31, 2025 and December 31, 2024, respectively, substantially all assets and liabilities presented on PAGP’s Condensed Consolidated Balance Sheets are those of PAA. Only the assets of each respective VIE can be used to settle the obligations of that individual VIE, and the creditors of each/either of those VIEs do not have recourse against the general credit of PAGP. PAGP did not provide any financial support to PAA or AAP during the three months ended March 31, 2025 or the year ended December 31, 2024. See Note 16 to our Consolidated Financial Statements included in Part IV of our 2024 Annual Report on Form 10-K for information regarding the Omnibus Agreement entered into by the Plains Entities on November 15, 2016.

Subsequent Events

Subsequent events have been evaluated through the financial statements issuance date and have been included in the following footnotes where applicable.

Recent Accounting Pronouncements, Disclosure Rules and Other Legislation

Except as discussed in our 2024 Annual Report on Form 10-K, there have been no new accounting pronouncements that have become effective or have been issued during the three months ended March 31, 2025 that are of significance or potential significance to us.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 2—Revenues and Accounts Receivable

Revenue Recognition

We disaggregate our revenues by segment and type of activity. See Note 3 to our Consolidated Financial Statements included in Part IV of our 2024 Annual Report on Form 10-K for additional information regarding our types of revenues and policies for revenue recognition.

Revenues from Contracts with Customers. The following tables present our revenues from contracts with customers disaggregated by segment and type of activity (in millions):

	Three Months Ended March 31,
	2025	2024
Crude Oil segment revenues from contracts with customers
Sales	$11,008	$11,185
Transportation	312	300
Terminalling, Storage and Other	88	92
Total Crude Oil segment revenues from contracts with customers	$11,408	$11,577

	Three Months Ended March 31,
	2025	2024
NGL segment revenues from contracts with customers
Sales	$629	$600
Transportation	9	10
Terminalling, Storage and Other	20	21
Total NGL segment revenues from contracts with customers	$658	$631

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

Three Months Ended March 31, 2025	Crude Oil	NGL	Total
Revenues from contracts with customers	$11,408	$658	$12,066
Other revenues	31	(20)	11
Total revenues of reportable segments	$11,439	$638	$12,077
Intersegment revenues elimination			(66)
Total revenues			$12,011

Three Months Ended March 31, 2024	Crude Oil	NGL	Total
Revenues from contracts with customers	$11,577	$631	$12,208
Other revenues	5	(124)	(119)
Total revenues of reportable segments	$11,582	$507	$12,089
Intersegment revenues elimination			(94)
Total revenues			$11,995

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

Counterparty Deficiencies	Financial Statement Classification	March 31, 2025	December 31, 2024
Billed and collected	Other current liabilities	$72	$83

Contract Balances. Our contract balances consist of amounts received associated with services or sales for which we have not yet completed the related performance obligation. The following table presents the changes in the liability balance associated with contracts with customers (in millions):

Contract Liabilities
Balance at December 31, 2024	$208
Amounts recognized as revenue	(20)
Additions	10
Other	(6)
Balance at March 31, 2025	$192

Remaining Performance Obligations. The information below includes the amount of consideration allocated to partially and wholly unsatisfied remaining performance obligations under contracts that existed as of the end of the periods and the timing of revenue recognition of those remaining performance obligations. Certain contracts meet the requirements for the presentation as remaining performance obligations. These contracts include a fixed minimum level of service, typically a set volume of service, and do not contain any variability other than expected timing within a limited range. The following table presents the amount of consideration associated with remaining performance obligations for the population of contracts with external customers meeting the presentation requirements as of March 31, 2025 (in millions):

	Remainder of 2025	2026	2027	2028	2029	2030 and Thereafter
Pipeline revenues supported by minimum volume commitments and capacity agreements (1)	$276	$258	$219	$174	$99	$487
Terminalling, storage and other agreement revenues	196	231	198	157	122	751
Total	$472	$489	$417	$331	$221	$1,238

(1)Calculated as volumes committed under contracts multiplied by the current applicable tariff rate.

The presentation above does not include (i) expected revenues from legacy shippers not underpinned by minimum volume commitments, (ii) intersegment revenues and (iii) the amount of consideration associated with certain income generating contracts, which include a fixed minimum level of service, that are either not within the scope of ASC 606 or do not meet the requirements for presentation as remaining performance obligations. The following are examples of contracts that are not included in the table above because they are not within the scope of ASC 606 or do not meet the requirements for presentation:

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Trade Accounts Receivable and Other Receivables, Net

At March 31, 2025 and December 31, 2024, substantially all of our trade accounts receivable were less than 30 days past their invoice date. Our expected credit losses are immaterial. Although we consider our credit procedures to be adequate to mitigate any significant credit losses, the actual amount of current and future credit losses could vary significantly from estimated amounts.

The following is a reconciliation of trade accounts receivable from revenues from contracts with customers to total trade accounts receivable and other receivables, net as presented on our Condensed Consolidated Balance Sheets (in millions):

	March 31, 2025	December 31, 2024
Trade accounts receivable arising from revenues from contracts with customers	$3,905	$4,090
Other trade accounts receivables and other receivables (1)	8,336	7,413
Impact due to contractual rights of offset with counterparties	(8,421)	(7,602)
Trade accounts receivable and other receivables, net	$3,820	$3,901

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

Exchanges of potentially dilutive AAP units are assumed to have occurred at the beginning of the period and the incremental income attributable to PAGP resulting from the assumed exchanges is representative of the incremental income that would have been attributable to PAGP if the assumed exchanges occurred on that date. See Note 11 to our Consolidated Financial Statements included in Part IV of our 2024 Annual Report on Form 10-K for information regarding exchanges of AAP units. PAGP LTIP awards that are deemed to be dilutive are reduced by a hypothetical share repurchase based on the remaining unamortized fair value, as prescribed by the treasury stock method in guidance issued by the FASB. See Note 17 to our Consolidated Financial Statements included in Part IV of our 2024 Annual Report on Form 10-K for information regarding PAGP LTIP awards.

On a weighted-average basis, for the three months ended March 31, 2025 and 2024, the possible exchange of 35 million and 36 million AAP units, respectively, would not have had a dilutive effect on basic net income per Class A share. For each of the three months ended March 31, 2025 and 2024, our PAGP LTIP awards were dilutive; however, this did not change the presentation of diluted weighted average Class A shares outstanding or diluted net income per Class A share.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the computation of basic and diluted net income per Class A share (in millions, except per share data):

	Three Months Ended March 31,
	2025	2024
Basic and Diluted Net Income per Class A Share
Net income attributable to PAGP	$84	$42
Basic and diluted weighted average Class A shares outstanding	198	197

Basic and diluted net income per Class A share	$0.42	$0.21

Note 4—Inventory, Linefill and Long-term Inventory

Inventory, linefill and long-term inventory consisted of the following (barrels in thousands and carrying value in millions):

	March 31, 2025				December 31, 2024
	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)
Inventory
Crude oil	3,399	barrels	$221	$65.02	3,911	barrels	$259	$66.22
NGL	3,410	barrels	102	$29.91	6,985	barrels	166	$23.77
Other	N/A		12	N/A	N/A		14	N/A
Inventory subtotal			335				439

Linefill
Crude oil	15,754	barrels	924	$58.65	15,521	barrels	906	$58.37
NGL	2,269	barrels	64	$28.21	2,259	barrels	62	$27.45
Linefill subtotal			988				968

Long-term inventory
Crude oil	3,501	barrels	244	$69.69	3,424	barrels	239	$69.80
NGL	1,355	barrels	45	$33.21	1,355	barrels	41	$30.26
Long-term inventory subtotal			289				280

Total			$1,612				$1,687

(1)Price per unit of measure is comprised of a weighted average associated with various grades, qualities and locations. Accordingly, these prices may not coincide with any published benchmarks for such products.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 5—Debt

Debt consisted of the following (in millions):

	March 31, 2025	December 31, 2024
SHORT-TERM DEBT
PAA commercial paper notes, bearing a weighted-average interest rate of 4.6% and 4.6%, respectively (1)	$464	$393
Other	14	15
Total short-term debt	478	408

LONG-TERM DEBT
PAA senior notes, net of unamortized discounts and debt issuance costs of $52 and $42, respectively (2)	8,131	7,141
Other	73	72
Total long-term debt	8,204	7,213
Total debt (3)	$8,682	$7,621

(1)We classified these PAA commercial paper notes as short-term as of March 31, 2025 and December 31, 2024, as these notes were primarily designated as working capital borrowings, were required to be repaid within one year and were primarily for hedged NGL and crude oil inventory and NYMEX and ICE margin deposits.
(2)As of March 31, 2025 and December 31, 2024, PAA classified its $1.0 billion, 4.65% senior notes due October 2025 as long-term based on its ability and intent to refinance the notes on a long-term basis.
(3)PAA’s fixed-rate senior notes had a face value of approximately $8.2 billion and $7.2 billion as of March 31, 2025 and December 31, 2024, respectively. We estimated the aggregate fair value of these notes as of March 31, 2025 and December 31, 2024 to be approximately $7.8 billion and $6.7 billion, respectively. PAA’s fixed-rate senior notes are traded among institutions, and these trades are routinely published by a reporting service. Our determination of fair value is based on reported trading activity near the end of the reporting period. We estimate that the carrying value of outstanding borrowings under PAA’s commercial paper program approximates fair value as interest rates reflect current market rates. The fair value estimates for PAA’s senior notes and commercial paper program are based upon observable market data and are classified in Level 2 of the fair value hierarchy.

Senior Notes

In January 2025, PAA completed the offering of $1.0 billion, 5.95% senior notes due June 2035 at a public offering price of 99.761%. Interest payments are due on June 15 and December 15 of each year, commencing on June 15, 2025.

Borrowings and Repayments

Total borrowings under the PAA commercial paper program for the three months ended March 31, 2025 and 2024 were approximately $12.9 billion and $9.1 billion, respectively. Total repayments under the PAA commercial paper program were approximately $12.8 billion and $9.0 billion for the three months ended March 31, 2025 and 2024, respectively. The variance in total gross borrowings and repayments is impacted by various business and financial factors including, but not limited to, the timing, average term and method of general partnership borrowing activities.

Letters of Credit

In connection with our merchant activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil and NGL. Additionally, we issue letters of credit to support insurance programs, derivative transactions, including hedging-related margin obligations, and construction activities. At March 31, 2025 and December 31, 2024, we had outstanding letters of credit of $78 million and $90 million, respectively.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 6—Partners’ Capital and Distributions

Shares Outstanding

The following tables present the activity for our Class A shares, Class B shares and Class C shares:

	Class A Shares	Class B Shares	Class C Shares
Outstanding at December 31, 2024	197,465,699	35,390,231	542,004,838
Exchange Right exercises (1)	277,925	(277,925)	—
Repurchase of Series A preferred units by a subsidiary	—	—	(12,678,560)
Other	—	—	5,650
Outstanding at March 31, 2025	197,743,624	35,112,306	529,331,928

	Class A Shares	Class B Shares	Class C Shares
Outstanding at December 31, 2023	196,416,760	36,237,168	539,445,289
Exchange Right exercises (1)	835,499	(835,499)	—
Other	—	—	62,282
Outstanding at March 31, 2024	197,252,259	35,401,669	539,507,571

(1)See Note 11 to our Consolidated Financial Statements included in Part IV of our 2024 Annual Report on Form 10-K for information regarding conversions of AAP Management Units, Exchange Rights and Redemption Rights.

Distributions

The following table details distributions to our Class A shareholders paid during or pertaining to the first three months of 2025 (in millions, except per share data):

			Class A Shareholders
Distribution Payment Date	Record Date (1)	Quarter Ended	Cash Distribution	Distribution per Unit
May 15, 2025	May 1, 2025	March 31, 2025	$75	$0.38
February 14, 2025	January 31, 2025	December 31, 2024	$75	$0.38

(1)Payable to shareholders of record at the close of business on the applicable Record Date.

Consolidated Subsidiaries

Noncontrolling Interests in Subsidiaries

As of March 31, 2025, noncontrolling interests in our subsidiaries consisted of (i) limited partner interests in PAA including a 69% interest in PAA’s common units and PAA’s Series A preferred units combined and 100% of PAA’s Series B preferred units, (ii) an approximate 15% limited partner interest in AAP, (iii) a 35% interest in Plains Oryx Permian Basin LLC (the “Permian JV”), (iv) a 30% interest in Cactus II Pipeline LLC (“Cactus II”) and (v) a 33% interest in Red River Pipeline Company LLC (“Red River”).

Repurchase of PAA Series A Preferred Units

On January 31, 2025, PAA repurchased approximately 12.7 million of its outstanding Series A preferred units from EnCap Flatrock Midstream at the issue price of $26.25 per unit for a purchase price of approximately $333 million, plus accrued and unpaid distributions through January 30, 2025 of approximately $10 million. EnCap Flatrock Midstream is affiliated with EnCap Investments, L.P., an entity that is associated with a member of our board of directors. The repurchase also resulted in a reduction to the related Preferred Distribution Rate Reset Option liability. See Note 12 to our Consolidated Financial Statements included in Part IV of our 2024 Annual Report on Form 10-K for additional information regarding the Preferred Distribution Rate Reset Option.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Subsidiary Distributions

PAA Series A Preferred Unit Distributions. Distributions on PAA’s Series A preferred units accumulate and are payable quarterly within 45 days following the end of each quarter. See Note 11 to our Consolidated Financial Statements included in Part IV of our 2024 Annual Report on Form 10-K for additional information regarding PAA Series A preferred unit distributions. The following table details distributions to PAA’s Series A preferred unitholders paid during or pertaining to the first three months of 2025 (in millions, except per unit data):

			Series A Preferred Unitholders
Distribution Payment Date	Record Date (1)	Quarter Ended	Cash Distribution	Distribution per Unit
May 15, 2025 (2)	May 1, 2025	March 31, 2025	$36	$0.615
February 14, 2025	January 31, 2025	December 31, 2024	$36	$0.615

(1)Payable to unitholders of record at the close of business on the applicable Record Date.
(2)At March 31, 2025, such amount was accrued as distributions payable in “Other current liabilities” on our Condensed Consolidated Balance Sheet.

PAA Series B Preferred Unit Distributions. Distributions on PAA’s Series B preferred units accumulate and are payable quarterly in arrears on the 15th day of February, May, August and November. See Note 11 to our Consolidated Financial Statements included in Part IV of our 2024 Annual Report on Form 10-K for additional information regarding PAA Series B preferred unit distributions. The following table details distributions paid or to be paid to PAA’s Series B preferred unitholders (in millions, except per unit data):

			Series B Preferred Unitholders
Distribution Payment Date	Record Date (1)	Distribution Period	Cash Distribution	Distribution per Unit
May 15, 2025 (2)	May 1, 2025	February 15, 2025 through May 14, 2025	$17	$21.49
February 18, 2025	February 3, 2025	November 15, 2024 through February 14, 2025	$18	$22.73

(1)Payable to unitholders of record at the close of business on the applicable Record Date.
(2)At March 31, 2025, approximately $9 million of accrued distributions payable to PAA’s Series B preferred unitholders was included in “Other current liabilities” on our Condensed Consolidated Balance Sheet.

PAA Common Unit Distributions. The following table details distributions to PAA’s common unitholders paid during or pertaining to the first three months of 2025 (in millions, except per unit data):

			Distributions			Distribution per Common Unit
			Common Unitholders		Total Cash Distribution
Distribution Payment Date	Record Date (1)	Quarter Ended	Public	AAP
May 15, 2025	May 1, 2025	March 31, 2025	$179	$88	$267	$0.38
February 14, 2025	January 31, 2025	December 31, 2024	$179	$88	$267	$0.38

(1)Payable to unitholders of record at the close of business on the applicable Record Date.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AAP Distributions. The following table details the distributions to AAP’s partners paid during or pertaining to the first three months of 2025 from distributions received from PAA (in millions):

			Distributions to AAP’s Partners
Distribution Payment Date	Record Date (1)	Quarter Ended	Noncontrolling Interests	PAGP	Total Cash Distribution
May 15, 2025	May 1, 2025	March 31, 2025	$13	$75	$88
February 14, 2025	January 31, 2025	December 31, 2024	$13	$75	$88

(1)Payable to unitholders of record at the close of business on the applicable Record Date.

Consolidated Joint Venture Distributions. The following table details distributions paid to noncontrolling interests in consolidated joint ventures during the periods presented (in millions):

	Three Months Ended March 31,
	2025	2024
Permian JV	$105	$74
Cactus II	22	20
Red River	5	6
	$132	$100

Note 7—Derivatives and Risk Management Activities

We identify the risks that underlie our core business activities and use risk management strategies to mitigate those risks when we determine that there is value in doing so. We use various derivative instruments to manage our exposure to commodity price risk and interest rate risk. Our commodity price risk management policies and procedures are designed to help ensure that our hedging activities address our risks by monitoring our derivative positions, as well as physical volumes, grades, locations, delivery schedules and storage capacity. Our interest rate risk management policies and procedures are designed to monitor our derivative positions and ensure that those positions are consistent with our objectives and approved strategies. Our policy is to use derivative instruments for risk management purposes and not for the purpose of speculating on changes in commodity prices or interest rates. When we apply hedge accounting, our policy is to formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives for undertaking the hedge. This process includes specific identification of the hedging instrument and the hedged transaction, the nature of the risk being hedged and how the hedging instrument’s effectiveness will be assessed. At the inception of the hedging relationship, we assess whether the derivatives employed are highly effective in offsetting changes in cash flows of anticipated hedged transactions. Throughout the hedging relationship, retrospective and prospective hedge effectiveness is assessed on a qualitative basis.

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

At March 31, 2025 and December 31, 2024, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings. Although we may be required to post margin on our exchange-traded derivatives transacted through a clearing brokerage account, as described below, we do not require our non-cleared derivative counterparties to post collateral with us.

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

In the normal course of our operations, we purchase and sell commodities. We use derivatives to manage the associated risks and, in certain circumstances, to optimize profits. As of March 31, 2025, net derivative positions related to these activities included:

•A net long position of 8.5 million barrels associated with our crude oil purchases, which was unwound ratably during April 2025 to match monthly average pricing.
•A net short time spread position of 2.2 million barrels, which hedges a portion of our anticipated crude oil lease gathering purchases through February 2026.
•A net crude oil basis spread position of 0.2 million barrels at multiple locations through December 2025. These derivatives allow us to lock in grade and location basis differentials.
•A net short position of 8.2 million barrels through December 2029 related to anticipated net sales of crude oil and NGL inventory.

We purchase natural gas for processing and operational needs. Additionally, we purchase NGL mix for fractionation and sell the resulting individual specification products (including ethane, propane, butane and condensate). In conjunction with these activities, we hedge the price risk associated with the purchase of the natural gas and the subsequent sale of the individual specification products. The following table summarizes our open derivative positions utilized to hedge the price risk associated with anticipated purchases and sales related to our natural gas processing and NGL fractionation activities as of March 31, 2025:

Notional Volume
	(Short)/Long	Remaining Tenor
Natural gas purchases	41.6 Bcf	March 2026
Propane sales	(7.8) MMbls	March 2026
Butane sales	(0.9) MMbls	December 2025
Condensate sales	(1.8) MMbls	December 2025
Fuel gas requirements (1)	1.6 Bcf	December 2025
Power supply requirements (1)	1.9 TWh	December 2030

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Our commodity derivatives are not designated in a hedging relationship for accounting purposes; as such, changes in the fair value are reported in earnings. The following table summarizes the impact of our commodity derivatives recognized in earnings (in millions):

	Three Months Ended March 31,
	2025	2024
Product sales revenues	$(34)	$(173)
Field operating costs	(12)	(16)
Net loss from commodity derivative activity	$(46)	$(189)

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

	March 31, 2025	December 31, 2024
Initial margin	$66	$53
Variation margin posted	59	49
Letters of credit	(29)	(30)
Net broker receivable	$96	$72

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

	March 31, 2025				December 31, 2024
			Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet			Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Commodity Derivatives				Commodity Derivatives
	Assets	Liabilities			Assets	Liabilities
Derivative Assets
Other current assets	$38	$(25)	$66	$79	$36	$(74)	$72	$34
Other long-term assets, net	1	—	—	1	—	—	—	—
Derivative Liabilities
Other current liabilities	10	(44)	30	(4)	4	(28)	—	(24)
Other long-term liabilities and deferred credits	3	(26)	—	(23)	2	(16)	—	(14)
Total	$52	$(95)	$96	$53	$42	$(118)	$72	$(4)

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the terms of our outstanding interest rate derivatives as of March 31, 2025 (notional amounts in millions):

Hedged Transaction	Number and Types of Derivatives Employed	Notional Amount	Expected Termination Date	Average Rate Locked	Accounting Treatment
Anticipated interest payments	8 forward starting swaps (30-year)	$200	6/15/2026	3.09%	Cash flow hedge
Anticipated interest payments	4 forward starting swaps (30-year)	$100	10/15/2025	3.76%	Cash flow hedge

As of March 31, 2025, there was a net loss of $44 million deferred in AOCI. The deferred net loss recorded in AOCI is expected to be reclassified to future earnings contemporaneously with interest expense accruals associated with underlying debt instruments. We estimate that substantially all of the remaining deferred loss will be reclassified to earnings through 2056 as the underlying hedged transactions impact earnings. A portion of these amounts is based on market prices as of March 31, 2025; thus, actual amounts to be reclassified will differ and could vary materially as a result of changes in market conditions.

The following table summarizes the net unrealized gain/(loss) recognized in AOCI for derivatives (in millions):

	Three Months Ended March 31,
	2025	2024
Interest rate derivatives, net	$(1)	$13

At March 31, 2025, the net fair value of our interest rate hedges, which was included in “Other current assets” and “Other long-term assets, net” on our Condensed Consolidated Balance Sheet, totaled $1 million and $24 million, respectively. At December 31, 2024, the net fair value of our interest rate hedges, which was included in “Other long-term assets, net” on our Condensed Consolidated Balance Sheet, totaled $27 million.

Recurring Fair Value Measurements

Derivative Financial Assets and Liabilities

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis (in millions):

	Fair Value as of March 31, 2025			Fair Value as of December 31, 2024
Recurring Fair Value Measures (1)	Level 1	Level 2	Total	Level 1	Level 2	Total
Commodity derivatives	$21	$(64)	$(43)	$14	$(90)	$(76)
Interest rate derivatives	—	25	25	—	27	27
Total net derivative asset/(liability)	$21	$(39)	$(18)	$14	$(63)	$(49)

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8—Related Party Transactions

See Note 16 to our Consolidated Financial Statements included in Part IV of our 2024 Annual Report on Form 10-K for a complete discussion of related parties, including the determination of our related parties and nature of involvement with such related parties.

During the three months ended March 31, 2025 and 2024, we recognized sales and transportation revenues, purchased petroleum products and utilized transportation and storage services from related parties. These transactions were conducted at posted tariff rates or prices that we believe approximate market.

The impact to our Condensed Consolidated Statements of Operations from these transactions is included below (in millions):

	Three Months Ended March 31,
	2025	2024
Revenues from related parties	$11	$11

Purchases and related costs from related parties	$97	$97

Our receivable and payable amounts with these related parties as reflected on our Condensed Consolidated Balance Sheets were as follows (in millions):

	March 31, 2025	December 31, 2024
Trade accounts receivable and other receivables, net from related parties (1)	$39	$40

Trade accounts payable to related parties (1) (2)	$68	$66

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Legal Proceedings — General

In the ordinary course of business, we are involved in various legal proceedings including those arising from regulatory and environmental matters. In connection with determining the probability of loss associated with such legal proceedings and whether any potential losses associated therewith are estimable, we take into account what we believe to be all relevant known facts and circumstances, and what we believe to be reasonable assumptions regarding the application of those facts and circumstances to existing agreements, laws and regulations. Although we are insured against various risks to the extent we believe it is prudent, there is no assurance that the nature and amount of such insurance will be adequate, in every case, to fully protect us from losses arising from current or future legal proceedings. Accordingly, we can provide no assurance that the outcome of the various legal proceedings that we are currently involved in, or will become involved with in the future, will not, individually or in the aggregate, have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

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

We record environmental liabilities when environmental assessments and/or remedial efforts are probable and the amounts can be reasonably estimated. Generally, our recording of these liabilities coincides with our completion of a feasibility study or our commitment to a formal plan of action. We do not discount our environmental remediation liabilities to present value. We also record environmental liabilities assumed in business combinations based on the estimated fair value of the environmental obligations caused by past operations of the acquired company. We record receivables for amounts we believe are recoverable from insurance or from third parties under indemnification agreements in the period that we determine the costs are probable of recovery.

Environmental expenditures that pertain to current operations or to future revenues are expensed or capitalized consistent with our capitalization policy for property and equipment. Expenditures that result from the remediation of an existing condition caused by past operations and that do not contribute to current or future profitability are expensed.

Our estimated undiscounted reserves for environmental liabilities (excluding liabilities related to the Line 901 incident, as discussed further below) were reflected on our Condensed Consolidated Balance Sheets as follows (in millions):

	March 31, 2025	December 31, 2024
Other current liabilities	$29	$15
Other long-term liabilities and deferred credits	87	81
Total	$116	$96

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In some cases, the actual cash expenditures associated with these liabilities may not occur for several years. Our estimates used in determining these reserves are based on information currently available to us and our assessment of the ultimate outcome. Among the many uncertainties that impact our estimates are the necessary regulatory approvals for, and potential modification of, our remediation plans, the limited amount of data available upon initial assessment of the impact of soil or water contamination, changes in costs associated with environmental remediation services and equipment and the possibility of existing or future legal claims giving rise to additional liabilities. Therefore, although we believe that our reserves are adequate, actual costs incurred (which may ultimately include costs for contingencies that are currently not reasonably estimable or costs for contingencies where the likelihood of loss is currently believed to be only reasonably possible or remote) may be in excess of such reserves and may potentially have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Specific Legal, Environmental or Regulatory Matters

Line 901 Incident. In May 2015 we experienced a release of crude oil from our Las Flores to Gaviota Pipeline (Line 901) in Santa Barbara County, California. Effective as of March 31, 2025, we estimate that the aggregate total costs we have incurred or will incur with respect to the Line 901 incident will be approximately $870 million, which includes actual and projected emergency response and clean-up costs, natural resource damage assessments, fines and penalties incurred, certain third-party claims settlements, and estimated costs associated with our remaining Line 901 lawsuits and claims as described below, as well as estimates for certain legal fees and statutory interest where applicable. We accrue such estimates of aggregate total costs to “Field operating costs” in our Condensed Consolidated Statements of Operations. This estimate considers our prior experience in environmental investigation and remediation matters and available data from, and in consultation with, our environmental and other specialists, as well as currently available facts and presently enacted laws and regulations. We have made assumptions for (i) the resolution of certain third-party claims and lawsuits, but excluding claims and lawsuits with respect to which losses are not probable and reasonably estimable, and (ii) the nature, extent and cost of legal services that will be required in connection with all lawsuits, claims and other matters requiring legal or expert advice associated with the Line 901 incident. Our estimate does not include any lost revenue associated with the shutdown of Line 901 or 903 and does not include any liabilities or costs that are not reasonably estimable at this time or that relate to contingencies where we currently regard the likelihood of loss as being only reasonably possible or remote. We believe we have accrued adequate amounts for all probable and reasonably estimable costs; however, this estimate is subject to uncertainties associated with the assumptions that we have made. For example, with respect to potential losses that we regard as only reasonably possible or remote, we have made assumptions regarding the strength of our legal position based on our assessment of the relevant facts and applicable law and precedent; if our assumptions regarding such matters turn out to be inaccurate (i.e., we are found to be liable under circumstances where we regard the likelihood of loss as being only reasonably possible or remote), we could be responsible for significant costs and expenses that are not currently included in our estimates and accruals. In addition, for any potential losses that we regard as probable and for which we have accrued an estimate of the potential losses, our estimates regarding damages, legal fees, court costs and interest could turn out to be inaccurate and the actual losses we incur could be significantly higher than the amounts included in our estimates and accruals. Also, the amount of time it takes for us to resolve all of the current and future lawsuits and claims that relate to the Line 901 incident could turn out to be significantly longer than we have assumed, and as a result the costs we incur for legal services could be significantly higher than we have estimated. Accordingly, our assumptions and estimates may turn out to be inaccurate and our total costs could turn out to be materially higher; therefore, we can provide no assurance that we will not have to accrue significant additional costs in the future with respect to the Line 901 incident.

We did not recognize any costs, net of amounts probable of recovery from insurance (as applicable), during the three months ended March 31, 2025 and 2024. As of March 31, 2025 and December 31, 2024, we had a remaining undiscounted gross liability of approximately $4 million and $5 million, respectively, related to the Line 901 incident, which aggregate amounts are reflected in “Current liabilities” on our Condensed Consolidated Balance Sheet.

We maintain insurance coverage, which is subject to certain exclusions and deductibles, in the event of such liabilities. To date, we have collected $275 million of the $500 million available under our 2015 insurance program. We have submitted insurance claims seeking reimbursement for additional legal fees and settlements relating to the Line 901 incident. Such claims, in the aggregate, exceed the $225 million of insurance coverage remaining under the 2015 program. Since we lack certainty at this time as to if or when these claims will be reimbursed by the carriers, we have elected not to accrue for a receivable in connection with these claims. As such, with respect to the Line 901 incident, we do not have any amounts recorded as receivables that are recognized on our Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
We have completed the required clean-up and remediation work with respect to the Line 901 incident; however, we expect to make payments for additional legal, professional and regulatory costs during future periods. The remaining Line 901 lawsuits include various lawsuits filed in California Superior Court in Santa Barbara County by (i) companies and individuals who provided labor, goods, or services associated with oil production activities they claim were disrupted following the Line 901 incident, and (ii) a landowner on an adjacent pipeline alleging property damage from the “stigma” of the Line 901 incident. We are vigorously defending these remaining lawsuits, which have not yet been set for trial, and believe we have strong defenses. Taking into account the costs that we have included in our total estimate of costs for the Line 901 incident and considering what we regard as very strong defenses to the claims made in our remaining Line 901 lawsuits, we do not believe the ultimate resolution of such remaining lawsuits will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

L48 Pipeline Release. In March of 2025, our subsidiary, Pacific Pipeline System LLC, experienced a crude oil release of approximately 125 barrels on a segment of the Line 48 pipeline in Carson, California. Clean-up and remediation activities were conducted in cooperation with applicable state and federal regulatory agencies. An investigation by the California Office of the State Fire Marshall is not complete. To date no charges, fines or penalties have been assessed against us with respect to this release; however, it is possible that charges, fines or penalties may be assessed against us in the future. We provided notification to our applicable insurance carriers and intend to pursue reimbursement of any costs incurred in excess of our $10 million self-insured retention. We estimate that the aggregate cost to clean-up and remediate the site will be approximately $20 million. Through March 31, 2025, we incurred $12 million in connection with clean-up and remediation activities.

Other Litigation Matters: Hartree. On July 19, 2022, Hartree Natural Gas Storage, LLC (“Hartree”) filed a lawsuit under seal in the Superior Court for the State of Delaware asserting claims against PAA Natural Gas Storage, L.P. and PAA arising out of a Membership Interest Purchase Agreement relating to the 2021 sale of the Pine Prairie Energy Center natural gas storage facility to Hartree. In early 2025, we entered into a settlement agreement with Hartree; the terms of the settlement are confidential and the amount paid is not material to our operations. All of Hartree’s claims were dismissed with prejudice and without any admission of wrongdoing by Plains.

Louisiana Coastal Erosion Lawsuit. Various coastal parishes, the State of Louisiana and some of its departments have filed lawsuits in Louisiana against a number of energy companies seeking damages for coastal erosion in connection with oil and gas operations in Louisiana. One of our subsidiaries has been named in such a lawsuit filed by The Louisiana Department of Wildlife and Fisheries (“LADWF”). LADWF filed a lawsuit in the 24th Judicial District Court of Jefferson Parish, Louisiana on October 30, 2023 against our subsidiary, Plains Pipeline, L.P., Chevron Pipe Line Company, BP Oil Pipeline Company and Arrowhead Gulf Coast Pipeline, LLC (collectively, “Defendants”), as the former and current parties to certain pipeline right of way agreements (“ROWs”) in the vicinity of the Elmer Island Wildlife Refuge. LADWF alleges that the Defendants breached the terms of the ROWs by failing to prevent erosion and seeks restoration of the Wildlife Refuge or alternatively monetary compensatory damages including restoration costs, legal fees and disgorgement of profits derived from the alleged trespass. Our subsidiary owned and operated a pipeline in the vicinity of the refuge from 2006 through 2016. We believe the claims in the lawsuit lack merit and intend to vigorously defend this lawsuit in coordination with the other Defendants.

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

Segment Adjusted EBITDA excludes depreciation and amortization. As an MLP, we make quarterly distributions of our “available cash” (as defined in our partnership agreement) to our unitholders. We look at each period’s earnings before non-cash depreciation and amortization as an important measure of segment performance. The exclusion of depreciation and amortization expense could be viewed as limiting the usefulness of Segment Adjusted EBITDA as a performance measure because it does not account in current periods for the implied reduction in value of our capital assets, such as pipelines and facilities, caused by age-related decline and wear and tear. We compensate for this limitation by recognizing that depreciation and amortization are largely offset by repair and maintenance investments, which act to partially offset the aging and wear and tear in the value of our principal fixed assets. These maintenance investments are a component of field operating costs included in Segment Adjusted EBITDA or in maintenance capital, depending on the nature of the cost. Capital expenditures made to expand the existing operating and/or earnings capacity of our assets are classified as investment capital. Capital expenditures made to replace and/or refurbish partially or fully depreciated assets in order to maintain the operating and/or earnings capacity of our existing assets are classified as maintenance capital, which is deducted in determining “available cash.” Maintenance capital is reviewed by our CODM on a segment basis. Repair and maintenance expenditures incurred in order to maintain the day to day operation of our existing assets are charged to expense as incurred. Assets are not reviewed by our CODM on a segmented basis; therefore, such information is not presented.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables reflect certain financial data for each segment (in millions):

	Crude Oil	NGL	Intersegment Elimination	Total
Three Months Ended March 31, 2025
Revenues (1):
Product sales	$11,008	$596	$(60)	$11,544
Services	431	42	(6)	467
Total revenues	11,439	638	(66)	12,011

Significant segment expenses:
Purchases and related costs (1)	(10,488)	(339)	66	(10,761)
Field operating costs	(292)	(76)	—	(368)
Segment general and administrative expenses	(79)	(21)	—	(100)
Total significant segment expenses	(10,859)	(436)	66	(11,229)

Equity earnings in unconsolidated entities	103	—

Other segment items (2):
Depreciation and amortization of unconsolidated entities (3)	20	—
Derivative activities and inventory valuation adjustments (4)	(24)	(10)
Long-term inventory costing adjustments (5)	—	(3)
Deficiencies under minimum volume commitments, net (6)	(7)	—
Equity-indexed compensation expense (7)	9	—
Transaction-related expenses (8)	5	—
Segment amounts attributable to noncontrolling interests in consolidated joint ventures (9)	(127)	—
Total other segment items	(124)	(13)

Segment Adjusted EBITDA	$559	$189

Investment and acquisition capital expenditures (10) (11)	$785	$41		$826
Maintenance capital expenditures (11)	$31	$10		$41

As of March 31, 2025
Investments in unconsolidated entities	$2,745	$—		$2,745

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Crude Oil	NGL	Intersegment Elimination	Total

Three Months Ended March 31, 2024
Revenues (1):
Product sales	$11,176	$458	$(88)	$11,546
Services	406	49	(6)	449
Total revenues	11,582	507	(94)	11,995

Significant segment expenses:
Purchases and related costs (1)	(10,665)	(346)	94	(10,917)
Field operating costs	(266)	(92)	—	(358)
Segment general and administrative expenses	(73)	(23)	—	(96)
Total significant segment expenses	(11,004)	(461)	94	(11,371)

Equity earnings in unconsolidated entities	95	—

Other segment items (2):
Depreciation and amortization of unconsolidated entities (3)	19	—
Derivative activities and inventory valuation adjustments (4)	37	122
Long-term inventory costing adjustments (5)	(28)	(5)
Deficiencies under minimum volume commitments, net (6)	(12)	—
Equity-indexed compensation expense (7)	9	—
Foreign currency revaluation (12)	(17)	(4)
Segment amounts attributable to noncontrolling interests in consolidated joint ventures (9)	(128)	—
Total other segment items	(120)	113

Segment Adjusted EBITDA	$553	$159

Investment and acquisition capital expenditures (10) (11)	$183	$14		$197
Maintenance capital expenditures (11)	$46	$11		$57

As of December 31, 2024
Investments in unconsolidated entities	$2,811	$—		$2,811

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
(7)Our total equity-indexed compensation expense includes expense associated with awards that will be settled in units and awards that will be settled in cash. The awards that will be settled in units are included in our diluted net income per unit calculation when the applicable performance criteria have been met. We exclude compensation expense associated with these awards in determining Segment Adjusted EBITDA as the dilutive impact of the outstanding awards is included in our diluted net income per unit calculation, as applicable. The portion of compensation expense associated with awards that will be settled in cash is not excluded in determining Segment Adjusted EBITDA. See Note 17 to our Consolidated Financial Statements included in Part IV of our 2024 Annual Report on Form 10-K for a discussion regarding our equity-indexed compensation plans.
(8)Primarily related to acquisitions completed during the first quarter of 2025. See Note 11 for information regarding these transactions.
(9)Reflects amounts attributable to noncontrolling interests in the Permian JV, Cactus II and Red River.
(10)Investment capital and acquisition capital expenditures, including investments in unconsolidated entities.
(11)These amounts combined represent total capital expenditures.
(12)During the periods presented, there were fluctuations in the value of CAD to USD, resulting in the realization of foreign exchange gains and losses on the settlement of foreign currency transactions as well as the revaluation of monetary assets and liabilities denominated in a foreign currency. These gains and losses are not integral to our core operating performance and were therefore excluded in determining Segment Adjusted EBITDA.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Segment Adjusted EBITDA Reconciliation

The following table reconciles Segment Adjusted EBITDA to Net income attributable to PAGP (in millions):

	Three Months Ended March 31,
	2025	2024
Segment Adjusted EBITDA	$748	$712
Total other segment items (1)	137	7
Unallocated general and administrative expenses (2)	(1)	(1)
Depreciation and amortization	(262)	(254)
Gain on asset sales, net	13	—
Gain on investments in unconsolidated entities, net	31	—
Interest expense, net	(107)	(95)
Other income/(expense), net	6	(5)
Income before tax	565	364
Income tax expense	(73)	(28)
Net income	492	336
Net income attributable to noncontrolling interests	(408)	(294)
Net income attributable to PAGP	$84	$42

(1)See footnotes to the segment financial data tables above for a more detailed discussion of Other segment items.
(2)Represents general and administrative expenses incremental to those of PAA, which are not allocated to our reporting segments in determining Segment Adjusted EBITDA.

Note 11— Acquisitions

Ironwood Midstream

Ironwood Midstream. On January 31, 2025, we acquired Ironwood Midstream Energy Partners II, LLC (“Ironwood Midstream”), which owns a gathering system in the Eagle Ford Basin, for approximately $481 million in cash from EnCap Flatrock Midstream. The Ironwood Midstream acquisition is accounted for in our Crude Oil segment. In January 2025, in a separate transaction, we also repurchased from EnCap Flatrock Midstream, a portion of our outstanding Series A preferred units. EnCap Flatrock Midstream is affiliated with EnCap Investments, L.P., an entity that is associated with a member of our board of directors. See Note 6 for additional information.

The Ironwood Midstream acquisition was accounted for as a business combination using the acquisition method of accounting. In accordance with applicable accounting guidance, the fair value of the assets acquired and liabilities assumed following the acquisition was utilized as the consideration transferred for the purchase price allocation. The determination of the fair value of the assets and liabilities assumed was estimated in accordance with applicable accounting guidance. The analysis was performed based on estimates that are reflective of market participant assumptions. The following table reflects our preliminary determination of the fair value of the Ironwood Midstream acquisition assets and liabilities (in millions):

Identifiable Assets Acquired and Liabilities Assumed:	Estimated Useful Lives (in years)	Recognized Amount
Property and equipment	3-30	$442
Intangible assets	16	27
Working capital and other assets and liabilities	N/A	12
		$481

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The fair value of the tangible asset is a Level 3 measurement in the fair value hierarchy and was determined using a cost approach for tangible assets, which was based on costs incurred on similar recent construction projects, and a market approach for rights-of-way. A Level 3 measurement is one for which there are no observable market inputs. The fair value of the intangible assets is also a Level 3 measurement in the fair value hierarchy and was determined by applying a discounted cash flow approach. Such approach utilized a discount rate of 18%, based on our estimate of the risk that a theoretical market participant would assign to the intangible asset. The projection of future crude oil volumes transported and the estimated tariff rates for transportation were also key assumptions in the valuation of the intangible assets. Projected future volumes and estimated tariff rates were based on current contracts in place with assumptions for forecasted rate increases and contract renewals.

The fair value of intangible asset is comprised of customer relationships that will be amortized over their useful lives, which have a remaining weighted average life of approximately 16 years. The value assigned to such intangible asset will be amortized to earnings under the declining balance method of amortization. Amortization expense was approximately $1 million during the three months ended March 31, 2025, and the future amortization expense for the remainder of 2025 through 2029 is estimated as follows (in millions):

Remainder of 2025	$3
2026	$5
2027	$4
2028	$3
2029	$3

Pro forma financial information assuming the acquisition had occurred as of the beginning of the calendar year prior to the year of the acquisition, as well as the revenues and earnings generated during the period since the acquisition date, were not material for disclosure purposes.

Other Acquisitions

Medallion Midstream. In January 2025, we acquired EMG Medallion 2 Holdings, LLC and its subsidiaries, which own a crude oil gathering and transportation business in the Delaware Basin, for $163 million (approximately $106 million net to PAA’s 65% interest in the Permian JV), subject to certain adjustments. A cash deposit of approximately $16 million was paid upon signing in December 2024. The Medallion Midstream acquisition is accounted for in our Crude Oil segment. EMG Medallion 2 Holdings, LLC was a portfolio company of The Energy & Minerals Group (“EMG”), which is associated with a member of our board of directors.

Cheyenne Pipeline LLC. In February 2025, through a non-monetary transaction, we acquired the remaining 50% interest in Cheyenne Pipeline LLC (“Cheyenne”) in exchange for the termination of certain obligations. The transaction resulted in a net gain of approximately $31 million, which represents the difference between the fair value of the entity and the historical book value of our investment. This gain is reflected in “Gain on investments in unconsolidated entities, net” on our Condensed Consolidated Statement of Operations. Prior to this transaction, our 50% interest in Cheyenne was accounted for as an equity method investment, reported in our Crude Oil segment.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion is intended to provide investors with an understanding of our financial condition and results of our operations and should be read in conjunction with our historical Consolidated Financial Statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in our 2024 Annual Report on Form 10-K. For more detailed information regarding the basis of presentation for the following financial information, see the Condensed Consolidated Financial Statements and related notes that are contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our discussion and analysis includes the following:

•Executive Summary
•Results of Operations
•Liquidity and Capital Resources
•Recent Accounting Pronouncements
•Forward-Looking Statements

Executive Summary

Company Overview

We are a Delaware limited partnership that has elected to be taxed as a corporation for United States federal income tax purposes. As of March 31, 2025, our sole cash-generating assets consisted of an approximate 85% limited partner interest in AAP. We also own a 100% managing member interest in GP LLC, which holds the non-economic general partner interest in AAP. As of March 31, 2025, AAP directly owned a limited partner interest in PAA through its ownership of approximately 232.9 million PAA common units (approximately 31% of PAA’s total outstanding common units and Series A preferred units combined). AAP is the sole member of PAA GP, which holds the non-economic general partner interest in PAA.

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

Overview of Operating Results

We recognized net income of $492 million for the three months ended March 31, 2025 compared to net income of $336 million for the first three months of 2024. The increase in net income attributable to PAA was largely driven by fluctuations of derivative mark-to-market valuations, as well as higher Segment Adjusted EBITDA in the 2025 period due to more favorable results from our Crude Oil and NGL segments. See the “Results of Operations” section below for further discussion.

Results of Operations

Consolidated Results

The following table sets forth an overview of our consolidated financial results calculated in accordance with GAAP (in millions, except per share data):

	Three Months Ended March 31,		Variance
	2025	2024	$	%
Product sales revenues	$11,544	$11,546	$(2)	—%
Services revenues	467	449	18	4%
Purchases and related costs	(10,761)	(10,917)	156	1%
Field operating costs	(368)	(358)	(10)	(3)%
General and administrative expenses	(101)	(97)	(4)	(4)%
Depreciation and amortization	(262)	(254)	(8)	(3)%
Gain on asset sales, net	13	—	13	N/A
Equity earnings in unconsolidated entities	103	95	8	8%
Gain on investments in unconsolidated entities, net	31	—	31	N/A
Interest expense, net	(107)	(95)	(12)	(13)%
Other income/(expense), net	6	(5)	11	**
Income tax expense	(73)	(28)	(45)	(161)%
Net income	492	336	156	46%
Net income attributable to noncontrolling interests	(408)	(294)	(114)	(39)%
Net income attributable to PAGP	$84	$42	$42	100%

Basic and diluted net income per Class A share	$0.42	$0.21	$0.21	100%
Basic and diluted weighted average Class A shares outstanding	198	197	1	1%

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

A majority of our crude oil sales and purchases are indexed to the prompt month price of the NYMEX Light, Sweet crude oil futures contract (“NYMEX Price”) and our NGL sales are indexed to Mont Belvieu prices. The following table presents the range of the NYMEX Price over the last two years (in dollars per barrel):

	NYMEX Price
	Low	High	Average
Three Months Ended March 31, 2025	$66	$80	$71
Three Months Ended March 31, 2024	$70	$83	$77

Product sales revenues (including the impact of derivative mark-to-market valuations), services revenues and purchases for the three months ended March 31, 2025 were all relatively in line with the same metrics for the three months ended March 31, 2024.

See further discussion of our net revenues (defined as revenues less purchases and related costs) in the “—Analysis of Operating Segments” section below.

Field Operating Costs

See discussion of field operating costs in the “—Analysis of Operating Segments” section below.

General and Administrative Expenses

The increase in general and administrative expenses for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to transaction costs associated with our recent acquisitions.

Equity Earnings

See discussion of Equity earnings in unconsolidated entities in the “—Analysis of Operating Segments” section below.

Gain on Investments in Unconsolidated Entities, Net

We recognized a net gain of $31 million related to our acquisition of the remaining 50% interest in Cheyenne in the first quarter of 2025. See Note 11 to our Condensed Consolidated Financial Statements for additional information regarding this transaction.

Interest Expense, Net

The following table summarizes the components impacting Interest expense, net (in millions):

	Three Months Ended March 31,
	2025	2024
Interest expense on borrowings (1)	$109	$97
Capitalized interest	(2)	(2)
	$107	$95

(1)The increase for the 2025 period compared to the same period in 2024 was primarily driven by PAA’s issuance of $1.0 billion, 5.95% senior notes in January 2025. See Note 5 to our Condensed Consolidated Financial Statements for additional information regarding senior notes.

Other Income/(Expense), Net

The following table summarizes the components impacting Other income/(expense), net (in millions):

	Three Months Ended March 31,
	2025	2024
Interest income	$5	$5
Net loss on foreign currency revaluation (1)	—	(12)
Other	1	2
	$6	$(5)

(1)The activity during the periods presented was primarily related to the impact from the change in the CAD to USD exchange rate on the portion of our intercompany net investment that is not long-term in nature.

Income Tax Expense

The net unfavorable income tax variance for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to (i) higher year-over-year income within our Canadian operations as impacted by fluctuations of derivative mark-to-market valuations and (ii) higher PAA earnings attributable to PAGP.

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

The following table sets forth the reconciliation of the non-GAAP financial performance measures Adjusted EBITDA and Adjusted EBITDA attributable to PAA to Net Income (in millions):

	Three Months Ended March 31,		Variance
	2025	2024	$	%
Net income	$492	$336	$156	46%
Interest expense, net	107	95	12	13%
Income tax expense	73	28	45	161%
Depreciation and amortization	262	254	8	3%
Gain on asset sales, net	(13)	—	(13)	N/A
Gain on investments in unconsolidated entities	(31)	—	(31)	N/A
Depreciation and amortization of unconsolidated entities (1)	20	19	1	5%
Unallocated general and administrative expenses (2)	1	1	—	—%
Selected Items Impacting Comparability:
Derivative activities and inventory valuation adjustments	(34)	159	(193)	**
Long-term inventory costing adjustments	(3)	(33)	30	**
Deficiencies under minimum volume commitments, net	(7)	(12)	5	**
Equity-indexed compensation expense	9	9	—	**
Foreign currency revaluation	—	(21)	21	**
Transaction-related expenses	5	—	5	**
Selected Items Impacting Comparability - Segment Adjusted EBITDA (3)	(30)	102	(132)	**
Foreign currency revaluation (4)	—	12	(12)	**
Selected Items Impacting Comparability - Adjusted EBITDA (5)	(30)	114	(144)	**
Adjusted EBITDA (5)	$881	$847	$34	4%
Adjusted EBITDA attributable to noncontrolling interests in consolidated joint ventures (6)	(127)	(129)	2	2%
Adjusted EBITDA attributable to PAA	$754	$718	$36	5%

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
(5)“Other income/(expense), net” on our Condensed Consolidated Statements of Operations, adjusted for selected items impacting comparability (“Adjusted other income, net”) is included in Adjusted EBITDA and excluded from Segment Adjusted EBITDA.
(6)Reflects amounts attributable to noncontrolling interests in the Permian JV, Cactus II and Red River.

Analysis of Operating Segments

We manage our operations through two operating segments: Crude Oil and NGL. Our CODM (our Chief Executive Officer) evaluates segment performance based on measures including Segment Adjusted EBITDA. See Note 10 to our Condensed Consolidated Financial Statements for our definition of Segment Adjusted EBITDA and a reconciliation of Segment Adjusted EBITDA to Net income attributable to PAGP. See Note 19 to our Consolidated Financial Statements included in Part IV of our 2024 Annual Report on Form 10-K for our definition of maintenance capital.

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

The following tables set forth our operating results from our Crude Oil segment:

Operating Results (1)	Three Months Ended March 31,		Variance
(in millions)	2025	2024	$	%
Revenues	$11,439	$11,582	$(143)	(1)%
Purchases and related costs	(10,488)	(10,665)	177	2%
Field operating costs	(292)	(266)	(26)	(10)%
Segment general and administrative expenses (2)	(79)	(73)	(6)	(8)%
Equity earnings in unconsolidated entities	103	95	8	8%

Other segment items (3):
Depreciation and amortization of unconsolidated entities	20	19	1	**
Derivative activities and inventory valuation adjustments	(24)	37	(61)	**
Long-term inventory costing adjustments	—	(28)	28	**
Deficiencies under minimum volume commitments, net	(7)	(12)	5	**
Equity-indexed compensation expense	9	9	—	**
Foreign currency revaluation	—	(17)	17	**
Transaction-related expenses	5	—	5	**
Segment amounts attributable to noncontrolling interests in consolidated joint ventures	(127)	(128)	1	**
Segment Adjusted EBITDA	$559	$553	$6	1%

Maintenance capital expenditures	$31	$46	$(15)	(33)%

	Three Months Ended March 31,		Variance
Average Volumes	2025	2024	Volumes	%
Crude oil pipeline tariff (by region) (4) (5)
Permian Basin	6,869	6,428	441	7%
South Texas / Eagle Ford	492	378	114	30%
Mid-Continent	415	486	(71)	(15)%
Other	1,310	1,308	2	—%
Total crude oil pipeline tariff	9,086	8,600	486	6%

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

Segment Adjusted EBITDA

Crude Oil Segment Adjusted EBITDA for the three months ended March 31, 2025 was in line with comparable results for the three months ended March 31, 2024. The benefit to the 2025 period from higher tariff volumes on our pipelines, tariff escalations and contributions from recently completed acquisitions was largely offset by higher operating expenses.

The following is a more detailed discussion of the significant factors impacting Segment Adjusted EBITDA for the three months ended March 31, 2025 compared to the same period in 2024.

Net Revenues and Equity Earnings. Our results were favorably impacted by (i) volume growth across our pipeline systems driven by increased production in the Permian Basin region, (ii) the benefit of tariff escalations and (iii) contributions from recently completed acquisitions in the Permian Basin and South Texas regions. These favorable impacts were partially offset by lower volumes on certain of our pipelines due to refinery downtime in the 2025 period.

Field Operating Costs. For the three months ended March 31, 2025 compared to the same period in 2024, we recognized higher expenses associated with (i) environmental remediation expenses, (ii) employee-related costs primarily resulting from higher average salaries, bonuses and medical benefits, (iii) incremental operating costs associated with acquisitions and (iv) higher utilities-related costs as a result of higher volumes.

Maintenance Capital

The decrease in maintenance capital spending for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to lower costs resulting from timing of certain pipeline integrity activities.

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

The following tables set forth our operating results from our NGL segment:

Operating Results (1)	Three Months Ended March 31,		Variance
(in millions)	2025	2024	$	%
Revenues	$638	$507	$131	26%
Purchases and related costs	(339)	(346)	7	2%
Field operating costs	(76)	(92)	16	17%
Segment general and administrative expenses (2)	(21)	(23)	2	9%

Other segment items (3):
Derivative activities	(10)	122	(132)	**
Long-term inventory costing adjustments	(3)	(5)	2	**
Foreign currency revaluation	—	(4)	4	**
Segment Adjusted EBITDA	$189	$159	$30	19%

Maintenance capital expenditures	$10	$11	$(1)	(9)%

	Three Months Ended March 31,		Variance
Average Volumes (in thousands of barrels per day) (4)	2025	2024	Volumes	%
NGL fractionation	157	128	29	23%

NGL pipeline tariff	234	214	20	9%

Propane and butane sales	147	128	19	15%

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

Segment Adjusted EBITDA

NGL Segment Adjusted EBITDA increased for the three months ended March 31, 2025 compared to the same period in 2024 primarily as a result of the impact of (i) higher NGL sales volumes, (ii) higher realized frac spreads, and (iii) lower field operating costs.

Significant variances in the components of Segment Adjusted EBITDA are discussed in more detail below.

Net Revenues. Net revenues include the impact of derivative activities and long-term inventory costing adjustments, which are excluded from Segment Adjusted EBITDA, and thus are reflected as a component of “Other segment items” in the table above. Excluding such impacts, net revenues increased for the three months ended March 31, 2025 compared to the same period in 2024. The increase in net revenues for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to (i) higher NGL sales volumes and (ii) higher realized frac spreads.

Field Operating Costs. The decrease in field operating costs for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to (i) a decrease in unrealized mark-to-market losses on power hedges (which impact our field operating costs, but are excluded from Segment Adjusted EBITDA, and thus are reflected as a component of “Other segment items” in the table above) and (ii) decreased utilities-related costs largely as a result of lower power prices.

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

As of March 31, 2025, we had a working capital surplus of $45 million and approximately $2.6 billion of liquidity available to meet our ongoing operating, investing and financing needs (subject to continued covenant compliance) as noted below (in millions):

As of March 31, 2025
Availability under PAA senior unsecured revolving credit facility (1) (2)	$1,350
Availability under PAA senior secured hedged inventory facility (1) (2)	1,315
Amounts outstanding under PAA commercial paper program	(464)
Subtotal	2,201
Cash and cash equivalents (3)	428
Total	$2,629

(1)Represents availability prior to giving effect to borrowings outstanding under the PAA commercial paper program, which reduce available capacity under the credit facilities.
(2)Available capacity under the PAA senior unsecured revolving credit facility and the PAA senior secured hedged inventory facility was reduced by outstanding letters of credit issued under these facilities of less than $1 million and $35 million, respectively.
(3)Excludes restricted cash of $1 million.

Usage of PAA’s credit facilities, and, in turn, its commercial paper program, is subject to ongoing compliance with covenants. The credit agreements for PAA’s revolving credit facilities (which impact PAA’s ability to access its commercial paper program because they provide the financial backstop that supports its short-term credit ratings) and the indentures governing its senior notes contain cross-default provisions. A default under PAA’s credit agreements or indentures would permit the lenders to accelerate the maturity of the outstanding debt. As long as PAA is in compliance with the provisions in its credit agreements, its ability to make distributions of available cash is not restricted. PAA was in compliance with the covenants contained in its credit agreements and indentures as of March 31, 2025.

We believe that we have, and will continue to have, the ability to access the PAA commercial paper program and credit facilities, which we use to meet our short-term cash needs. We believe that our financial position remains strong and we have sufficient liquid assets, cash flow from operating activities and borrowing capacity under the credit agreements to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures. We are, however, subject to business and operational risks that could adversely affect our cash flow, including extended disruptions in the financial markets and/or energy price volatility resulting from current macroeconomic and geopolitical conditions, including actions by the Organization of Petroleum Exporting Countries (OPEC). A prolonged material decrease in our cash flows would likely produce an adverse effect on our borrowing capacity and cost of borrowing. Our borrowing capacity and borrowing costs are also impacted by PAA’s credit rating. See Item 1A. “Risk Factors” included in our 2024 Annual Report on Form 10-K for further discussion regarding risks that may impact our liquidity and capital resources.

Cash Flow from Operating Activities

For a comprehensive discussion of the primary drivers of cash flow from operating activities, including the impact of varying market conditions and the timing of settlement of our derivatives, see Item 7. “Liquidity and Capital Resources—Cash Flow from Operating Activities” included in our 2024 Annual Report on Form 10-K.

Net cash provided by operating activities for the first three months of 2025 and 2024 was $638 million and $418 million, respectively, and primarily resulted from earnings from our operations. Both periods were also impacted by changes in net operating working capital items. The 2024 period was impacted more unfavorably, primarily by margin requirements related to our hedging activities.

Investing Activities

Capital Expenditures

In addition to our operating needs, we also use cash for our investment capital projects, maintenance capital activities and acquisition activities. We fund these expenditures with cash generated by operating activities, financing activities and/or proceeds from asset sales. The following table summarizes our investment, maintenance and acquisition capital expenditures (in millions):

	Three Months Ended March 31,
	2025	2024
Investment capital (1) (2) (3)	$161	$104
Maintenance capital (1) (3)	41	57
Acquisition capital (2) (4)	665	93
	$867	$254

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
(3)Investment capital and maintenance capital, net to our 65% interest in the Permian JV, was approximately $130 million and $38 million, respectively, for the three months ended March 31, 2025, and approximately $79 million and $53 million, respectively, for the three months ended March 31, 2024.
(4)Acquisition capital, net to our 65% interest in the Permian JV, was approximately $613 million and $92 million for the three months ended March 31, 2025 and 2024, respectively. Acquisition capital for the 2025 period primarily included the acquisitions of (i) Ironwood Midstream, (ii) Medallion Midstream by the Permian JV and (iii) the remaining 50% interest in Cheyenne Pipeline LLC through a non-cash transaction. See Note 11 to our Condensed Consolidated Financial Statements for additional information. Acquisition capital for the 2024 period primarily included the acquisition of an additional ownership interest in an equity method investee.

2025 Investment and Maintenance Capital. Total investment capital for the year ending December 31, 2025 is projected to be approximately $500 million ($400 million net to our interest). Approximately half of our projected investment capital expenditures are expected to be invested in the Permian JV assets. Additionally, maintenance capital for 2025 is projected to be approximately $260 million ($240 million net to our interest).

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

We typically do not announce a transaction until after we have executed a definitive agreement. In certain cases, in order to protect our business interests or for other reasons, we may defer public announcement of a transaction until closing or a later date. Past experience has demonstrated that discussions and negotiations regarding a potential transaction can advance or terminate in a short period of time. Moreover, the closing of any transaction for which we have entered into a definitive agreement may be subject to customary and other closing conditions, which may not ultimately be satisfied or waived. Accordingly, we can give no assurance that our current or future efforts with respect to any such transactions will be successful, and we can provide no assurance that our financial expectations with respect to such transactions will ultimately be realized. See Item 1A. “Risk Factors—Risks Related to PAA’s Business—Acquisitions and divestitures involve risks that may adversely affect PAA’s business” included in our 2024 Annual Report on Form 10-K.

Financing Activities

Our financing activities primarily relate to funding investment capital projects, acquisitions and refinancing of our debt maturities, as well as short-term working capital (including borrowings for NYMEX and ICE margin deposits) and hedged inventory borrowings related to our NGL business and contango market activities, and the payment of distributions to our shareholders and noncontrolling interests.

Borrowings and Repayments Under Credit Agreements

During the three months ended March 31, 2025 and 2024, we had net borrowings under the PAA commercial paper program of $71 million and $107 million, respectively. The net borrowings resulted primarily from borrowings during the period related to funding needs for capital investments, inventory purchases and other general partnership purposes.

Senior Notes

In January 2025, PAA completed the offering of $1.0 billion, 5.95% senior notes due June 2035 at a public offering price of 99.761%. Interest payments are due on June 15 and December 15 of each year, commencing on June 15, 2025. PAA used the net proceeds from this offering of approximately $988 million, after deducting the underwriting discount and offering expenses, to (i) fund the acquisitions completed during the first quarter of 2025, (ii) fund the repurchase of approximately 12.7 million of PAA’s Series A preferred units in January 2025 and (iii) repay outstanding borrowings under PAA’s credit facilities and commercial paper program and for general partnership purposes.

Common Equity Repurchase Program

There were no repurchases under the Common Equity Repurchase Program (the “Program”) during the three months ended March 31, 2025 or 2024. The remaining available capacity under the Program as of March 31, 2025 was $198 million.

Registration Statements

PAGP Registration Statements. We have filed with the SEC a shelf registration statement that, subject to effectiveness at the time of use, allows us to issue up to a specified amount of equity securities (“PAGP Traditional Shelf”). At March 31, 2025, we had approximately $939 million of unsold securities available. We also have access to a universal shelf registration statement (“PAGP WKSI Shelf”), which provides us with the ability to offer and sell an unlimited amount of equity securities, subject to market conditions and our capital needs. We did not conduct any offerings under the PAGP Traditional Shelf or PAGP WKSI Shelf during the three months ended March 31, 2025.

PAA Registration Statements. PAA periodically accesses the capital markets for both equity and debt financing. PAA has filed with the SEC a universal shelf registration statement that, subject to effectiveness at the time of use, allows PAA to issue up to a specified amount of debt or equity securities (“PAA Traditional Shelf”), under which PAA had approximately $1.1 billion of unsold securities available at March 31, 2025. PAA did not conduct any offerings under the PAA Traditional Shelf during the three months ended March 31, 2025. PAA also has access to a universal shelf registration statement (“PAA WKSI Shelf”), which provides it with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and its capital needs. The offering of PAA’s $1.0 billion, 5.95% senior notes in January 2025 was conducted under its WKSI Shelf.

Series A Preferred Unit Repurchase

On January 31, 2025, PAA repurchased approximately 12.7 million units, or 18%, of its outstanding Series A preferred units at the issue price of $26.25 per unit for a purchase price of approximately $333 million, plus accrued and unpaid distributions through January 30, 2025 of approximately $10 million. PAA used a portion of the net proceeds from its January 2025 senior notes offering to fund this repurchase. See Note 6 to our Condensed Consolidated Financial Statements for more information regarding PAA’s Series A preferred units.

Distributions to Our Class A Shareholders

On May 15, 2025, we will pay a quarterly cash distribution of $0.38 per Class A share ($1.52 per Class A share on an annualized basis) to shareholders of record at the close of business on May 1, 2025 for the period from January 1, 2025 through March 31, 2025. See Note 6 to our Condensed Consolidated Financial Statements for details of distributions paid during the first three months of 2025.

Distributions to Noncontrolling Interests

Distributions to noncontrolling interests represent amounts paid on interests in consolidated entities that are not owned by us. As of March 31, 2025, noncontrolling interests in our subsidiaries consisted of (i) limited partner interests in PAA including a 69% interest in PAA’s common units and PAA’s Series A preferred units combined and 100% of PAA’s Series B preferred units, (ii) an approximate 15% limited partner interest in AAP, (iii) a 35% interest in the Permian JV, (iv) a 30% interest in Cactus II and (v) a 33% interest in Red River.

Distributions to PAA’s Series A preferred unitholders. On May 15, 2025, PAA will pay a quarterly cash distribution of approximately $0.615 per unit to its Series A preferred unitholders of record at the close of business on May 1, 2025 for the period from January 1, 2025 through March 31, 2025.

Distributions to PAA’s Series B preferred unitholders. On May 15, 2025, PAA will pay a quarterly cash distribution of approximately $21.49 per unit to its Series B preferred unitholders of record at the close of business on May 1, 2025 for the period from February 15, 2025 through May 14, 2025.

Distribution to PAA’s common unitholders. On May 15, 2025, PAA will pay a quarterly cash distribution of $0.38 per common unit ($1.52 per unit on an annualized basis) to common unitholders of record at the close of business on May 1, 2025 for the period from January 1, 2025 through March 31, 2025.

See Note 6 to our Condensed Consolidated Financial Statements for details of distributions paid during or pertaining to the three months ended March 31, 2025, including distributions to PAA’s preferred unitholders.

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

The following table includes our best estimate of the amount and timing of these payments as of March 31, 2025 (in millions):

	Remainder of 2025	2026	2027	2028	2029	2030 and Thereafter	Total
Crude oil, NGL and other purchases (1)	$18,061	$19,985	$17,694	$14,881	$13,406	$27,052	$111,079

(1)Amounts are primarily based on estimated volumes and market prices based on average activity during March 2025. The actual physical volume purchased and actual settlement prices will vary from the assumptions used in the table. Uncertainties involved in these estimates include levels of production at the wellhead, weather conditions, changes in market prices and other conditions beyond our control.

Letters of Credit. In connection with our merchant activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil, NGL and natural gas. Our liabilities with respect to these purchase obligations are recorded in accounts payable on our balance sheet in the month the product is purchased. Generally, these letters of credit are issued for periods of up to seventy days and are terminated upon completion of each transaction. Additionally, we issue letters of credit to support insurance programs, derivative transactions, including hedging-related margin obligations, and construction activities. At March 31, 2025 and December 31, 2024, we had outstanding letters of credit of approximately $78 million and $90 million, respectively.

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

Other factors described herein, as well as factors that are unknown or unpredictable, could also have a material adverse effect on future results. Please read “Risk Factors” discussed in Item 1A of our 2024 Annual Report on Form 10-K. Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information.

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

Commodity Price Risk

We use derivative instruments to hedge price risk associated with the following commodities:

•Crude oil

We utilize crude oil derivatives to hedge commodity price risk inherent in our pipeline, terminalling and merchant activities. Our objectives for these derivatives include hedging changes in inventory positions associated with our lease gathering activities, anticipated purchases and sales, stored inventory and basis differentials. We manage these exposures with various instruments including futures, forwards, swaps and options.

•Natural gas

We utilize natural gas derivatives to hedge commodity price risk by purchasing natural gas to replace the energy content of the NGL extracted by our natural gas processing assets (natural gas purchase component of the frac spread) and, on occasion, to hedge ethane that may be purchased and stored until it is reinjected into the natural gas stream. Additionally, we utilize natural gas derivatives to hedge anticipated operational fuel gas requirements related to our natural gas processing and NGL fractionation plants. We manage these exposures with various instruments including futures, swaps and options.

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

The fair value of our commodity derivatives and the change in fair value as of March 31, 2025 that would be expected from a 10% price increase or decrease is shown in the table below (in millions):

	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease
Crude oil	$20	$19	$(17)
Natural gas	7	$7	$(7)
NGL and other	(70)	$(28)	$28
Total fair value	$(43)

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

Interest Rate Risk

Debt. Our use of variable rate debt and any forecasted issuances of fixed rate debt expose us to interest rate risk. Therefore, from time to time, we use interest rate derivatives to hedge interest rate risk associated with anticipated interest payments and, in certain cases, outstanding debt instruments. All of PAA’s senior notes are fixed rate notes and thus are not subject to interest rate risk. PAA’s variable rate debt outstanding at March 31, 2025, approximately $464 million, was subject to interest rate resets that generally occur within one week or less. The average interest rate on variable rate debt that was outstanding during the three months ended March 31, 2025 was approximately 4.6%, based upon rates in effect during such period. The fair value of our interest rate derivatives was a net asset of $25 million as of March 31, 2025. A 10% increase in the forward SOFR curve as of March 31, 2025 would have resulted in an increase of $19 million to the fair value of our interest rate derivatives. A 10% decrease in the forward SOFR curve as of March 31, 2025 would have resulted in a decrease of $19 million to the fair value of our interest rate derivatives. See Note 7 to our Condensed Consolidated Financial Statements for a discussion of our interest rate risk hedging activities.

Series B Preferred Units. Distributions on PAA’s Series B preferred units accumulate and are payable quarterly in arrears on the 15th day of February, May, August and November. Distributions on PAA’s Series B preferred units accumulate based on the applicable three-month SOFR, plus certain adjustments. Based upon the Series B preferred units outstanding at March 31, 2025 and the liquidation preference of $1,000 per unit, a change of 100 basis points in interest rates would increase or decrease the annual distributions on PAA’s Series B preferred units by approximately $8 million. See Note 11 to our Consolidated Financial Statements included in Part IV of our 2024 Annual Report on Form 10-K for additional information regarding PAA’s Series B preferred unit distributions.

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

Applicable SEC rules require an evaluation of the effectiveness of our DCP. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our DCP as of March 31, 2025, the end of the period covered by this report, and, based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our DCP is effective.

Changes in Internal Control over Financial Reporting

In addition to the information concerning our DCP, we are required to disclose certain changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

For a discussion of our risk factors, see Item 1A. of our 2024 Annual Report on Form 10-K. Those risks and uncertainties are not the only ones facing us and there may be additional matters of which we are unaware or that we currently consider immaterial. All of those risks and uncertainties could adversely affect our business, financial condition and/or results of operations.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.   MINE SAFETY DISCLOSURES

Not applicable.

Item 5.   OTHER INFORMATION

During the quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

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
Thirty-Third Supplemental Indenture (5.70% Senior Notes due 2034) dated June 27, 2024, by and among Plains All American Pipeline, L.P., PAA Finance Corp. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to PAA’s Current Report on Form 8-K filed June 27, 2024)

4.13	—
Thirty-Fourth Supplemental Indenture (5.950% Senior Notes due 2035) dated January 15, 2025, by and among Plains All American Pipeline, L.P., PAA Finance Corp. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to PAA’s Current Report on Form 8-K filed January 15, 2025).

4.14	—
Shareholder and Registration Rights Agreement dated October 21, 2013 by and among Plains GP Holdings, L.P. and the other parties signatory thereto (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed October 25, 2013).

4.15	—	Description of Our Securities (incorporated by reference to Exhibit 4.15 to our Annual Report on Form 10-K for the year ended December 31, 2024).

31.1 †	—	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2 †	—	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1 ††	—	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350.

32.2 ††	—	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.

101.INS†	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	—	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

May 9, 2025

	By:	/s/ Al Swanson
Al Swanson,
Executive Vice President and Chief Financial Officer of PAA GP Holdings LLC
(Principal Financial Officer)

May 9, 2025

	By:	/s/ Chris Herbold
Chris Herbold,
Senior Vice President, Finance and Chief Accounting Officer of PAA GP Holdings LLC
(Principal Accounting Officer)

May 9, 2025