Form 10-K
period 2025-12-31
PLAINS GP HOLDINGS LP
filed 2026-02-27
CIK 1581990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-36132

PLAINS GP HOLDINGS, L.P.
(Exact name of registrant as specified in its charter)

Delaware	90-1005472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 Clay Street, Suite 1600, Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 646-4100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Shares, Representing Limited Partner Interests	PAGP	The Nasdaq Global Select Market
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the approximately 192.3 million Class A shares held by non-affiliates of the registrant (treating all executive officers and directors of the registrant and holders of 10% or more of the Class A shares outstanding, for this purpose, as if they are affiliates of the registrant) on June 30, 2025 was approximately $3.7 billion, based on a closing price of $19.43 per Class A share as reported on the Nasdaq Global Select Market on such date.
As of February 20, 2026, there were 197,904,124 Class A shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A pertaining to the 2026 Annual Meeting of Shareholders are incorporated by reference into Part III hereof. The registrant intends to file such Proxy Statement no later than 120 days after the end of the fiscal year covered by this Form 10-K.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
FORM 10-K—2025 ANNUAL REPORT

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
•the availability of, and our ability to consummate, acquisitions, divestitures, joint ventures or other strategic opportunities and realize benefits therefrom, including the Canadian NGL Business divestiture (as defined herein);
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
•failure to implement or realize anticipated benefits from operational and organizational streamlining and efficiency efforts and initiatives;
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

PART I

Items 1 and 2.  Business and Properties

General

Plains GP Holdings, L.P. is a publicly traded Delaware limited partnership that has elected to be taxed as a corporation for United States federal income tax purposes. PAGP’s Class A shares are listed on the Nasdaq Global Select Market (“Nasdaq”) under the ticker symbol “PAGP.” PAGP does not directly own any operating assets; as of December 31, 2025, its sole source of cash flow is derived from an indirect investment in Plains All American Pipeline, L.P. (“PAA”), a publicly traded Delaware limited partnership, through its limited partner interest in Plains AAP, L.P. (“AAP”). We also own a 100% managing member interest in Plains All American GP LLC (“GP LLC”), a Delaware limited liability company that holds the non-economic general partner interest in AAP.

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

In June 2025, a subsidiary of PAA entered into a definitive Share Purchase Agreement (“SPA”) with Keyera Corp. (“Keyera”), an Alberta corporation, pursuant to which Keyera agreed to acquire all of the issued and outstanding shares of Plains Midstream Canada ULC, PAA’s wholly-owned subsidiary that owns substantially all of our NGL business in Canada (the “Canadian NGL Business”), for cash consideration of approximately $5.15 billion CAD (approximately $3.75 billion USD), subject to certain post-closing adjustments, as defined in the SPA. This transaction is expected to close around the end of the first quarter of 2026, subject to the satisfaction or waiver of customary closing conditions, including receipt of regulatory approvals. The operations of the Canadian NGL Business meet the criteria for classification as held for sale and for discontinued operations reporting. We will divest the Canadian NGL Business as part of the sale, which includes substantially all of our NGL assets; the assets that we will retain are located in the United States.

Our business is based on the fundamental thesis that hydrocarbons are essential to the security and advancement of human quality of life and will continue to play a major long-term role in the world economy. Midstream energy infrastructure provides a critical link between energy supply and demand, and is fundamental to the maintenance and advancement of our modern-day standard of living. Acknowledging the need for multiple forms of energy to meet growing world-wide demand, we believe absolute hydrocarbon demand will increase over time, driven by global population growth and a desire to improve quality of life in lesser developed countries throughout the world, and that North American crude oil and NGL production will be required to support the growth in demand. Furthermore, we believe existing energy infrastructure will play a critical role in supporting emerging energy and energy transition initiatives. As a result, we believe that midstream energy infrastructure will remain a critical and valuable component of the energy industry value chain.

Organizational Structure

The diagram below shows our organizational structure as of December 31, 2025 in a summarized format:

Investors and Management
11.7% Membership Interest*
PAGP Public Class A Shareholders
PAA GP Holdings LLC ("PAGP GP") Board of Directors
Class A Shares
100% Economic Interest
84.9% Limited Partner Interest
Class B Shares
15.1 % Non-Economic Limited Partner Interest
Non-Economic General Partner Interest
Plains GP Holdings, L.P. (Nasdaq: PAGP)
AAP Units
15.1% Economic Limited Partner Interest
AAP Units
84.9% Economic Limited Partner Interest
Non-Economic General Partner Interest
Class C Shares
Non-Economic Limited Partner Interest (1)
(Pass through voting mechanism on behalf of PAA common and Series A preferred unitholders)
Plains AAP, L.P. ("AAP")
PAA Public Limited Partners (excluding AAP)
Non-Economic General Partner Interest
Common Units (1)
30.5% Economic Limited Partner Interest
Common Units and Series A Preferred Units
69.5% Limited Partner Interest
Series B Preferred Units (1)
Plains All American Pipeline, L.P. (Nasdaq: PAA)
Operating Subsidiaries Unconsolidated Entities and Operating Assets(2)

* The remaining 88.3% membership interest in PAGP GP is owned by PAGP.

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

We believe PAA’s successful execution of this strategy will enable it to generate and grow sustainable earnings and cash flow, and will position PAA to maintain an investment grade credit profile and increase returns to equity holders over time. As PAA continues to position itself for the future, PAA strives to be the premier North American crude oil midstream provider as it transitions to a crude oil pure play business, pending the completion of the Canadian NGL Business divestiture.

PAA’s Competitive Strengths

We believe that the following competitive strengths position PAA to successfully execute its principal business strategy:
•PAA owns a strategically located, geographically diverse and interconnected large-scale asset base that provides operational flexibility and commercial optionality. The majority of PAA’s transportation assets are in crude oil service, are located in well-established crude oil producing regions (with PAA’s largest asset presence in the Permian Basin) and other transportation corridors and are connected, directly or indirectly, with PAA’s terminals and facilities assets. The majority of PAA’s terminals and facilities assets are located at major trading locations and premium markets that serve as gateways to major North American refinery and distribution markets and key export terminals where PAA has strong business relationships. In addition, PAA’s pipeline, storage, rail and truck assets provide PAA’s customers and PAA with significant flexibility and optionality to satisfy demand, balance markets, and participate in emerging energy opportunities.
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
•PAA has the financial, strategic and technical skills needed to execute strategic transactions that support its business and financial objectives, including joint ventures, joint ownership arrangements, acquisitions and divestitures. PAA is a party to more than 25 joint ventures and/or joint ownership arrangements with strategic partners that support the success of the applicable project or investment.
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

PAA’s Financial Strategy

PAA’s financial strategy and long-term capital allocation framework is focused on generating meaningful multi-year free cash flow and improving shareholder returns by (i) increasing returns of capital to equity holders, primarily through increased distributions, (ii) making disciplined accretive investments and (iii) maintaining an investment grade credit profile and ensuring balance sheet flexibility. Since the completion of its initial public offering in 1998, PAA has completed and integrated over 100 acquisitions with an aggregate purchase price of approximately $17.5 billion, implemented investment capital projects totaling approximately $18.7 billion, returned approximately $21.0 billion to its equity holders, primarily in the form of distributions, and enhanced its credit rating to investment grade from non-investment grade. Additionally, since 2016 PAA has completed more than $5.0 billion of divestitures of non-core assets and/or strategic sales of partial interests in selected assets, and anticipates the pending Canadian NGL Business divestiture to close in the first quarter of 2026.

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

At December 31, 2025, PAA’s publicly-traded senior notes comprised approximately 85% of its long-term debt. Additionally, PAA routinely incurs short-term debt primarily in connection with its merchant activities that involve the simultaneous purchase and forward sale of crude oil and NGL. The crude oil and NGL purchased in these transactions are volumetrically hedged. These borrowings are self-liquidating as they are repaid with sales proceeds. PAA also incurs short-term debt to fund New York Mercantile Exchange (“NYMEX”) and Intercontinental Exchange (“ICE”) margin requirements. In certain market conditions, these routine short-term debt levels may increase above baseline levels. Similar to PAA’s working capital borrowings, these borrowings are self-liquidating. PAA does not consider the working capital borrowings or margin requirements associated with these activities to be part of its long-term capital structure.

Values and Sustainability

Our Core Values include Safety and Environmental Stewardship; Ownership and Accountability; Respect, Fairness, and Inclusion; Ethics and Integrity; Teamwork; and Entrepreneurship and Innovation. Our Code of Business Conduct sets forth the ways in which these Core Values govern how our officers and employees conduct themselves and engage in business relationships. Our approach to sustainability involves integrating prudent environmental, social and governance practices throughout the organization with a focus on transparency and building trust among stakeholders, managing operating and business risks and minimizing environmental impacts, and utilizing our people, assets and systems to maximize long-term value for our stakeholders. Annual environmental and safety performance targets help us measure progress toward meeting our sustainability objectives. Performance against such targets is also a factor in determining annual bonus compensation for our employees, which further incentivizes desired behaviors and outcomes. In addition, our Health, Safety, Environmental and Sustainability (“HSES”) Committee of the Board assists the Board in its evaluation and oversight of our management of HSES matters. Through the discharge of its oversight responsibilities, the HSES Committee facilitates the efforts of management to further strengthen our focus on sustainability matters. Additional information regarding our Core Values and our commitment to environmental and social responsibility, including our annual Sustainability Report, is available in the Sustainability section of our website. See “—Available Information” below.

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

Crude Oil Segment Assets Overview

As of December 31, 2025, the assets utilized in our Crude Oil segment included the following:

•20,405 miles of active crude oil transportation pipelines and gathering systems;
•76 million barrels of commercial crude oil storage capacity at our terminalling and storage locations;
•42 million barrels of active, above-ground tank capacity used to facilitate pipeline throughput or support our rail assets and help maintain product quality segregation;
•five marine facilities in the United States;
•a condensate processing facility with an aggregate processing capacity of 120,000 barrels per day;
•eight crude oil rail terminals with aggregate loading and unloading capacity of 264,000 and 380,000 barrels per day, respectively;
•375 crude oil railcars; and
•675 trucks and 1,200 trailers.

Additionally, our assets include the linefill associated with our commercial activities, including approximately:
•15 million barrels of crude oil linefill in pipelines and tanks owned by us; and

•4 million barrels of crude oil utilized as linefill in pipelines owned by third parties or otherwise required as long-term inventory.

The following table presents additional information about our pipelines and terminals by geographic location, including active pipeline miles and commercial storage capacity as of December 31, 2025 and average daily volumes transported on our crude oil pipelines for the year ended December 31, 2025:

Region	Ownership Percentage	Approximate System Miles (1)	2025 Average Barrels per Day (2)	Commercial Storage Capacity (3)
			(in thousands)	(in millions)
Permian Basin:
Gathering pipelines (4)	65%	5,600	3,125
Intra-basin pipelines (4)	65% - 100%	830	2,365
Long-haul pipelines (5)	17% - 100%	3,060	1,843
Permian Basin Total		9,490	7,333	8

South Texas/Eagle Ford	50% - 100%	1,290	521	5

Mid-Continent	50% - 100%	2,475	518	36

Gulf Coast (5)	54% - 100%	1,100	220	24

Rocky Mountain (5)	21% - 100%	3,360	475	3

Canada	100%	2,300	346	—

Western	100%	390	267	—

Total		20,405	9,680	76

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

Permian Basin

Gathering Pipelines. We operate over 5,600 miles of gathering pipelines in both the Midland Basin and the Delaware Basin that in aggregate represent approximately 3.9 million barrels per day of pipeline capacity. This gathering capacity includes pipeline capacity that delivers volumes to regional market hubs. Approximately 75% of the capacity of our gathering systems is in the Delaware Basin. Our gathering pipelines are supported by long-term acreage dedications. All of our gathering pipelines in the Permian Basin are owned by the Permian JV, a consolidated entity in which we own a 65% interest. During the first quarter of 2025, the Permian JV acquired an additional Delaware Basin gathering system.

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

Long-Haul Pipelines. We own interests in multiple long-haul pipeline systems that, on a combined basis, represent over 2.8 million barrels per day of currently operational takeaway capacity out of the Permian Basin to major market hubs in Corpus Christi and Houston, Texas and Cushing, Oklahoma. Our long-haul pipelines provide an integrated wellhead to demand center footprint and are supported by long-term commitments. Below is a description of some of our most significant long-haul pipeline systems originating from the Permian Basin region.

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

Permian to Gulf Coast

•BridgeTex Pipeline (Permian to Houston). We own a 40% interest in the entity that owns the BridgeTex Pipeline. The pipeline, operated by a subsidiary of ONEOK, Inc. (“ONEOK”), originates at Colorado City, Texas and extends to Houston, Texas. The BridgeTex pipeline has a capacity of approximately 440,000 barrels per day and is capable of receiving supply from both our Basin and Midland South pipelines.

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

•Cactus III Pipeline (Permian to Corpus Christi). We own and operate the Cactus III Pipeline (formerly the EPIC Crude Oil Pipeline), which we acquired from EPIC Crude Holdings, LP (“EPIC”) in the fourth quarter of 2025. The Cactus III Pipeline has a capacity of over 600,000 barrels per day and connects Permian Basin and Eagle Ford area production to Corpus Christi, enhancing our existing platform and providing upstream connectivity and downstream market optionality.

•Wink to Webster Pipeline (Permian to Houston). We own an approximate 17% interest in the entity that owns the Wink to Webster Pipeline (“W2W Pipeline”), which in turn owns 100% of certain segments of the W2W Pipeline and a 71% UJI in the segment from Midland, Texas to Webster, Texas. The W2W Pipeline originates in the Permian Basin in West Texas and transports crude oil to multiple destinations in the Houston and Galveston market areas. The pipeline system provides approximately 1.5 million barrels per day of crude oil capacity (approximately 1.1 million barrels per day, net to the UJI interest).

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

South Texas/Eagle Ford

Our South Texas/Eagle Ford assets provide customers with Western Eagle Ford and Permian supply access with connectivity to export and refining demand at Corpus Christi and Houston.

Gathering Pipelines. We own and operate various gathering systems in the Eagle Ford producing region that connect into our Cactus III and Eagle Ford joint venture pipeline system or to third-party pipelines. We acquired an additional Eagle Ford gathering system in the first quarter of 2025 from Ironwood Midstream Energy Partners II, LLC (“Ironwood Midstream”).

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

Terminals. We own a 50% interest in the entity that owns the Eagle Ford Corpus Christi terminal through a joint venture with a subsidiary of Enterprise Products. The Eagle Ford Corpus Christi terminal has a dock with the capacity to export crude oil and approximately one million barrels of commercial storage capacity. Additionally, our Cactus III terminal, which we acquired in the fourth quarter of 2025, provides over 3 million barrels of commercial storage capacity, along with dock capacity at Corpus Christi.

Condensate Processing. We own a 120,000 barrels per day condensate processing facility located in La Salle County, Texas that stabilizes condensate that is primarily sourced from our Eagle Ford area gathering systems. The processed NGL is delivered to a third-party pipeline that delivers into Mont Belvieu, Texas.

Mid-Continent

Our Mid-Continent assets connect refining customers with supply optionality through our Cushing terminal storage and connectivity.

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

Terminals. We are a large provider of crude oil terminalling services in Cushing, Oklahoma, which is one of the largest physical trading hubs in the United States and is the delivery point for the NYMEX light sweet crude oil futures contracts (the benchmark for United States (“U.S.”) crude oil). Our Cushing terminal has been designated by the NYMEX as an approved delivery location.

Our Cushing terminal, which had 27 million barrels of commercial storage capacity at December 31, 2025, is connected to our long-haul pipelines from the Permian Basin and Rocky Mountain regions, as well as to our Mid-Continent region gathering pipelines. Additionally, the terminal supplies crude oil to all of our joint venture, Mid-Continent region long-haul pipelines. Our Cushing terminal is also connected to a rail unloading facility. In January 2026, we acquired the Wildhorse crude terminal, which complements our existing Cushing terminal footprint and adds approximately 4 million barrels of storage capacity adjacent to our existing assets.

Our crude oil terminal in Patoka, Illinois, which has 7 million barrels of commercial storage capacity, has connectivity to major inbound and outbound pipelines at this hub, including the Capline Pipeline (discussed further below).

Gulf Coast

Our Gulf Cost assets provide refining customers with access to local and foreign supply via terminal storage and connectivity.

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

Rocky Mountain

Our Rocky Mountain assets, along with our Canadian crude assets, provide upstream supply access and cross-border connectivity, which drive pull-through benefits to downstream systems.

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

Intra-basin Pipelines. We own and operate intra-basin pipelines with a capacity of approximately 300,000 barrels per day that deliver crude oil from northern and southern Alberta to the Edmonton, Alberta market hub. These pipelines provide shippers with flexibility to access the Enbridge and TransMountain long-haul pipelines along with the Imperial Oil Refinery.

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

Our NGL segment operations involve NGL storage and terminalling from our NGL assets located primarily in the Southwestern United States. Our NGL segment revenues are primarily derived from (i) providing storage and/or terminalling services at these facilities to third-party customers for a fee and (ii) the transport, storage and sale of specification NGL products.

Canadian NGL Business

In June 2025, we entered into a definitive SPA with Keyera, pursuant to which Keyera agreed to acquire all of the issued and outstanding shares of PMC ULC, our wholly-owned subsidiary that owns substantially all of our Canadian NGL Business. This transaction is expected to close around the end of the first quarter of 2026, subject to the satisfaction or waiver of customary closing conditions, including receipt of regulatory approvals. Prior to its classification as held for sale and presentation as discontinued operations, the Canadian NGL Business was part of our NGL reportable segment.

Our Canadian NGL Business operations involve natural gas processing and NGL fractionation, storage, transportation and terminalling. Our Canadian NGL Business revenues are primarily derived from a combination of (i) providing gathering, fractionation, storage, and/or terminalling services to third-party customers for a fee, and (ii) our merchant activities that support the assets. Our Canadian NGL Business merchant activities include the acquisition of extraction rights from producers and/or shippers of the gas streams that pass through our Empress facility. The extraction rights allow us to process that gas at our Empress facility and extract the higher valued NGL from the gas stream. We then purchase natural gas to replace the thermal content attributable to the NGL that was extracted. We use our assets to transport, store and fractionate NGL mix extracted from our Empress straddle plants, or NGL mix acquired from third parties, into finished products to sell to customers. We may also acquire finished NGL products to be seasonally stored in our storage caverns, which is then resold to third-party customers. Often times we will use derivative instruments to hedge the margins related to these merchant activities.

The figure below provides an illustrative and simplified overview of the assets and activities associated with our Canadian NGL Business (within the shaded area):

We operate a highly integrated network of assets, strategically positioned across Canada and the United States, with a particular focus on serving production from the liquids-rich Western Canadian Sedimentary Basin. As of December 31, 2025, the assets associated with our Canadian NGL Business included the following:
•four natural gas processing plants;
•six fractionation plants located throughout Canada with an aggregate usable capacity of approximately 180,000 barrels per day;

•NGL storage facilities with approximately 24 million barrels of capacity;
•approximately 1,785 miles of active NGL transportation pipelines;
•14 NGL rail terminals and approximately 4,100 NGL rail cars; and
•approximately 220 trailers.
Additionally, the Canadian NGL Business assets include the linefill associated with our commercial activities, including as of December 31, 2025, approximately:
•2 million barrels of NGL linefill in pipelines and storage owned by us; and
•1 million barrels of NGL utilized as linefill in pipelines owned by third parties or otherwise required as long-term inventory.

The tables below present approximate volumes and capacities for our Canadian NGL Business assets and activities as of December 31, 2025 and our natural gas processing and NGL infrastructure and activities are described further below.

Natural Gas Processing Facilities	Ownership Interest	Gas Processing Capacity (Bcf/d) (1)	Average Inlet Volume (2) (Bcf/d)
Empress	100%	5.7	4.3

NGL Fractionation Facilities	Ownership Interest	Fractionation Capacity (Bbls/d) (1)	Average Volume (2) (Bbls/d)
Empress	100%	26,000	24,800
Fort Saskatchewan	100%	57,000	51,800
Sarnia	61-85%	76,000	64,000
Other	82-100%	21,000	6,800
		180,000	147,400

NGL Storage Facilities	Ownership Interest	Storage Capacity (1) (MMBbls)
Fort Saskatchewan	48-100%	8
Sarnia	70%	7
Empress	100%	4
Other	50-100%	5
		24

	Ownership Interest	Approximate System Miles (3)	Average Volumes (2) (MBbls/d)
NGL Pipelines	50-100%	1,785	228

	Ownership Interest	Number of Rack Spots	Number of Storage Spots
NGL Rail Facilities	75-100%	245	1,435

(1)Represents total capacity of the facilities, net to our ownership interest.
(2)Average daily volumes are calculated as the total volumes for the year, net to our interest, divided by the number of days in the year.
(3)Includes total mileage of pipelines in which we own a less than 100% interest.

Natural Gas Processing and NGL Infrastructure

The network of liquids infrastructure related to our Canadian NGL Business includes NGL fractionation facilities, underground NGL storage caverns, above ground storage tanks, NGL pipelines, and rail and truck terminals. With these assets, we process, fractionate, store and transport NGL such as ethane, propane, butane and condensate. The unique integrated and geographically diverse nature of our Canadian NGL Business infrastructure provides the opportunity to maximize margins across the NGL value chain for both us and our customers. The most significant of these assets include the following:

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

Fort Saskatchewan Complex

Our Fort Saskatchewan facility is located near Edmonton, Alberta in one of the key North American NGL hubs. The facility is a receipt, storage, fractionation and delivery facility for NGL and is connected to other major NGL plants and pipeline systems in the area. The facility’s primary assets include a fractionation plant, 12 storage caverns, and truck and rail loading capability. Our multi-year fractionation debottleneck project at our Fort Saskatchewan facility was placed into service during the second quarter of 2025, which further enhances our integrated NGL value chain. Our Fort Saskatchewan fractionation facility now has an inlet design capacity of 112,000 barrels per day of which there is 57,000 barrels per day of full C3+ fractionation capability. The remaining throughput capacity can produce additional spec products (propane and condensate) or a propane and butane mix, which is transported via the Enbridge pipeline system to our Sarnia facility for further fractionation.

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

Impact of Commodity Price Volatility and Dynamic Market Conditions on Our Business Model

Crude oil, NGL and natural gas commodity prices have historically been very volatile. For example, in 2025, the prompt month NYMEX light, sweet futures contract (commonly referred to as “WTI”) price ranged from a low of approximately $55 per barrel to a high of approximately $80 per barrel. Similarly, there has also been volatility within the propane and butane markets as seen through the North American benchmark price located at Mont Belvieu, Texas, as well as with the basis differentials between Mont Belvieu prices and prices realized at various market hubs in North America.

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

When we sell crude oil and NGL, we must determine the amount, if any, of credit to be extended to any given customer. Because our typical sales transactions can involve large volumes of crude oil or NGL, the risk of nonpayment and nonperformance by customers is a major consideration in our business. We believe our sales are made to creditworthy entities or entities with adequate credit support. See Note 4 to our Consolidated Financial Statements for further discussion of our credit review process and risk management procedures.

Customers

ExxonMobil Corporation and its subsidiaries accounted for approximately 31%, 31% and 27% of our revenues for the years ended December 31, 2025, 2024 and 2023, respectively. BP p.l.c. and its subsidiaries accounted for approximately 10% of our revenues for the year ended December 31, 2023. No other customers accounted for 10% or more of our revenues during any of the three years ended December 31, 2025. The majority of revenues from these customers pertain to our Crude Oil segment merchant activities, and sales to these customers occur at multiple locations. If we were to lose one or more of these customers, there is risk that we would not be able to identify and access a replacement market at a comparable margin. For a discussion of credit and industry concentration risk, see Note 16 to our Consolidated Financial Statements.

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

The following table summarizes our significant joint ventures as of December 31, 2025:

Entity	Type of Operation	Joint Venture Ownership Percentage
BridgeTex Pipeline Company, LLC	Crude Oil Pipeline	40%
Cactus II Pipeline LLC (2)	Crude Oil Pipeline (1)	70%
Capline Pipeline Company LLC	Crude Oil Pipeline	54%
Diamond Pipeline LLC	Crude Oil Pipeline (1)	50%
Eagle Ford Pipeline LLC	Crude Oil Pipeline (1)	50%
Eagle Ford Terminals Corpus Christi LLC	Crude Oil Terminal and Dock (1)	50%
Plains Oryx Permian Basin LLC (2)	Crude Oil Pipelines and Related Assets (1)	65%
Red River Pipeline Company LLC (2) (3)	Crude Oil Pipeline (1)	67%
Saddlehorn Pipeline Company, LLC (3)	Crude Oil Pipeline	40%
White Cliffs Pipeline, L.L.C.	Crude Oil Pipeline	36%
Wink to Webster Pipeline LLC (3)	Crude Oil Pipeline	17%

(1)Assets are operated by Plains.
(2)We consolidate the entity based on control, with our partner’s interest accounted for as a noncontrolling interest.
(3)Entity owns a UJI in the crude oil pipeline.

The following table summarizes our significant UJIs as of December 31, 2025, excluding UJIs that are indirectly owned by us through joint ventures (e.g., Wink to Webster, Saddlehorn and Red River joint ventures):

Asset	Type of Operation	UJI Ownership Percentage
Basin Pipeline (1)	Crude Oil Pipeline	87%
Fort Saskatchewan NGL Storage (2) (3)	NGL Facility	48%
Kerrobert Storage and Pipeline Assets (1) (3)	NGL Pipeline and Facility	50%
Sarnia NGL Storage and Fractionation (2) (3)	NGL Facility	61% to 85%
Sunrise II Pipeline (1)	Crude Oil Pipeline	80%

(1)Asset is operated by Plains.
(2)Certain of these assets are operated by Plains.
(3)Asset is part of the pending Canadian NGL Business divestiture.

Acquisitions and Divestitures

Since PAA’s initial public offering in 1998, the acquisition of midstream assets and businesses has been an important component of our business strategy. On a regular basis, we selectively analyze and pursue the acquisition of assets and businesses that are strategic and complementary to our existing operations. We also routinely review our asset portfolio to evaluate potential sales of non-core assets and/or sales of partial interests in assets to strategic joint venture partners to optimize our asset portfolio and strengthen our balance sheet and leverage metrics. For example, from 2016 through December 31, 2025, we have completed several acquisitions for an aggregate of over $5.7 billion, which included approximately $2.8 billion completed during 2025. In addition, we have completed asset sales and sales of partial interests in assets to strategic joint venture partners totaling more than $5.0 billion, and we anticipate the pending Canadian NGL Business divestiture to close around the end of the first quarter of 2026. See Note 8 to our Consolidated Financial Statements for additional information regarding our recent acquisition and divestiture activity. See Note 1 to our Consolidated Financial Statements for additional information regarding the pending Canadian NGL Business divestiture.

Capital Projects

Our extensive asset base and our relationships with long-term industry partners across the value chain provide us with opportunities for organic growth through the construction of additional assets that are complementary to, and expand or extend, our existing asset base. Our 2026 capital plan consists of capital-efficient, highly contracted projects that help address industry needs.

Total investment capital for the year ending December 31, 2026 is currently projected to be approximately $440 million ($350 million net to our interest), which includes approximately $15 million related to the Canadian NGL Business. Approximately half of our projected investment capital expenditures are expected to be invested in the Permian JV assets. Additionally, maintenance capital for 2026 is currently projected to be approximately $185 million ($165 million net to our interest). Note that potential variation to current capital cost estimates may result from (i) changes to project design, (ii) final cost of materials and labor, (iii) timing of incurrence of costs due to uncontrollable factors such as receipt of permits or regulatory approvals and weather and (iv) timely closing of the Canadian NGL Business divestiture.

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

United States

Pursuant to the authority under the HLPSA, as amended from time to time, PHMSA has promulgated regulations that require transportation pipeline operators to implement integrity management programs, including frequent inspections, correction of certain identified anomalies and other measures, to ensure pipeline safety in locations where a pipeline leak or rupture could affect high risk areas known as high consequence areas (“HCAs”). The HCAs for crude oil and NGL pipelines are based on high population areas, areas unusually sensitive to environmental damage, and commercially navigable waterways. In the United States, our costs associated with the inspection, testing and correction of identified anomalies were approximately $40 million in 2025. Based on currently available information, our preliminary estimate for 2026 is that we will incur approximately $55 million in expenditures associated with our required pipeline integrity management program. However, significant additional expenses could be incurred if new or more stringently interpreted pipeline safety requirements are implemented. In addition to required activities, our integrity management program includes several voluntary, multi-year initiatives designed to prevent incidents. Costs incurred in connection with these voluntary initiatives were approximately $10 million in 2025, and our preliminary estimate for 2026 is that we will incur approximately $15 million of such costs.

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

The DOT has also generally adopted American Petroleum Institute Standard 653 (“API 653”) as the standard for the inspection, repair, alteration and reconstruction of above ground petroleum storage tanks subject to DOT jurisdiction. API 653 requires regularly scheduled inspection and repair of tanks remaining in service. In the United States, our costs associated with this program were approximately $30 million in 2025. For 2026, we have budgeted approximately $45 million in connection with continued compliance activities with respect to API 653 and similar Environmental Protection Agency (“EPA”) regulations for tanks not regulated by the DOT. Certain storage tanks may be taken out of service if we believe the cost of compliance will exceed the value of the storage tanks and replacement tankage may be constructed.

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

Canada

In Canada, the CER and provincial regulators regulate the safety and integrity management of pipelines and facilities used for hydrocarbon transmission and storage. We have incurred and will continue to incur costs related to compliance with such regulatory requirements. For example, we continue to implement Pipeline, Facility and Cavern Integrity Management Programs in Canada to comply with applicable regulatory requirements and assist in our efforts to mitigate risk. Costs incurred for such integrity management activities were approximately $90 million in 2025, including amounts related to the Canadian NGL Business. Our preliminary estimate for the full year of 2026 is approximately $85 million of costs on such projects, which includes approximately $40 million associated with the Canadian NGL Business.

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

Air Emissions

Our United States operations are subject to the United States Clean Air Act, comparable state laws and associated federal, state and local regulations. Our Canadian operations are also subject to federal and provincial air emission regulations, which are discussed in subsequent sections.

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

Climate Change Initiatives

United States

The threat of climate change continues to attract considerable attention in the United States and around the world. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of carbon dioxide, methane and other greenhouse gases (“GHG”). These efforts have included consideration of cap-and-trade programs, carbon taxes, climate-related disclosure obligations, climate-related mitigation funds, and regulations that directly limit GHG emissions from certain sources. Additionally, certain laws, like the Inflation Reduction Act of 2022 (“IRA”), were enacted to advance climate-related objectives and provide substantial financial support for alternative or lower GHG-emitting energy production. Although many of these provisions in the IRA were weakened, delayed or rescinded in the 2025 One Big Beautiful Bill Act, these proposals and related federal, state and provincial legislation and policy initiatives could increase operating costs within the oil and gas industry and accelerate the transition away from fossil fuels, which could in turn reduce demand for our products and services and adversely affect our business and results of operations.

Federal policy towards GHG emissions, and regulation thereunder, has varied significantly between the past several U.S. presidential administrations. The current U.S. presidential administration recently eliminated the GHG “Endangerment Finding” and rescinded federal regulations associated with GHG emissions. It remains unclear whether these actions will survive any potential legal challenges, or whether future administrations or Congress may pursue new regulations relating to GHG emissions, which could adversely impact Plains.

Certain other states where we operate, such as California and Colorado, have also adopted, or are considering adopting, regulations related to GHG emissions. While it is not possible at this time to predict how federal or state governments may choose to regulate GHG emissions, any new regulatory restrictions on GHG emissions could result in material increased compliance costs, additional operating restrictions, an increase in the cost of feedstock and products produced by our refinery customers, and a reduced demand for petroleum-based fuels.

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

In June 2025, the Corps proposed to renew and revise its nationwide permits program, and in January 2026, the Corps finalized the reissuance of the nationwide permits, including NWP 12, with only limited clarifying changes made. The current proposal could be subject to future legal challenges and any future suspension, narrowing, or disruption in our ability to obtain coverage under NWP 12 or other general permits could result in increased costs and project delays.

Also, there continues to be uncertainty on the federal government’s applicable jurisdictional reach under the CWA over waters of the United States, including wetlands and groundwater. To the extent any new rule or judicial decision expands the scope of the CWA’s jurisdiction in areas where we or our customers conduct operations, such developments could delay, restrict or halt permitting or development of projects, result in longer permitting timelines, or increased compliance expenditures or mitigation costs for our and our customers’ operations, which may reduce the rate of production from operators.

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

Under the Energy Policy Act of 1992 (“EPAct”), liquids pipeline rates in effect for the 365-day period ending on the date of enactment of EPAct are deemed to be just and reasonable under the ICA if such rates had not been subject to complaint, protest or investigation during such 365-day period. Generally, complaints against such “grandfathered” rates may only be pursued if the complainant can show that a substantial change has occurred since the enactment of EPAct in either the economic circumstances of the liquids pipeline or in the nature of the services provided that were a basis for the rate. EPAct places no such limit on challenges to a provision of a liquids pipeline tariff rate or rules that are unduly discriminatory or preferential. In certain specified circumstances, FERC allows regulated liquids pipelines to utilize cost-of-service ratemaking, market-based rates and settlement rates as alternatives to the FERC indexing methodology utilized by many regulated liquid pipeline to change their rates. For those pipelines that use the FERC indexing methodology, every five years FERC reviews and determines the appropriate index formula to be utilized for the subsequent five-year period. For the five-year period July 1, 2021 through June 30, 2026, FERC initially issued one index rate (the “Initial Index Rate”) and subsequently revised the Initial Index Rate down by approximately 1%, effective March 1, 2022 (the “Revised Index Rate”). Both the Initial Index Rate and the Revised Index Rate were the subject of legal challenges filed with the U.S. Court of Appeals for the District of Columbia (“D.C. Circuit”) in LEPA v. FERC. On July 26, 2024, the D.C. Circuit issued an order vacating the Revised Index Rate and on September 17, 2024, FERC re-issued the Initial Index Rate for the full period from July 1, 2021 through June 30, 2026.

Several shippers filed petitions for review of the September 17, 2024 FERC order as well as several other subsequent FERC orders issued in connection with the LEPA v. FERC lawsuit, including an order allowing pipeline operators to recover rate differences for the period that the Revised Index Rates were in place, all of which are currently pending at the D.C. Circuit. The final resolution of these petitions could have an adverse effect on our cash flows.

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

The Energy Policy Act of 2005 authorized FERC to impose civil penalties for violations of the ICA and FERC regulations thereunder, up to a maximum amount that is adjusted annually for inflation, which for 2026 equals approximately $17 thousand per day, per violation. Should we fail to comply with applicable statutes, rules, regulations and orders administered by FERC, we could be subject to substantial penalties and fines.

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

Railcar Regulation

We own and operate a number of railcar loading and unloading facilities in the United States and Canada. In connection with these operations, we own and lease a significant number of railcars, primarily associated with the Canadian NGL Business. Our railcar operations are subject to the regulatory jurisdiction of the Federal Railroad Administration of the DOT, OSHA, as well as other federal and state regulatory agencies and Canadian regulatory agencies for operations in Canada. From time to time, these regulatory bodies may enact new regulations or revise and update existing regulations related to the transportation of oil and NGL by railcar. For example, PHMSA has issued safety advisory warnings and compliance initiatives to reinforce requirements to properly test, characterize, classify, describe, label and, where appropriate, sufficiently degasify hazardous materials prior to and during transportation. We believe our railcar fleet is in compliance in all material respects with current standards for crude oil moved by rail.

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

Market Anti-Manipulation Regulation

The Federal Trade Commission (“FTC”) has issued regulations pursuant to the Energy Independence and Security Act of 2007 intended to prohibit market manipulation in the petroleum industry. Violators of the regulations face civil penalties of up to approximately $1.5 million per violation per day, subject to the FTC’s annual inflation adjustment. The Dodd-Frank Act incorporates an expansion of the authority of the Commodity Futures Trading Commission (“CFTC”) to prohibit market manipulation in the markets regulated by the CFTC. This authority, with respect to crude oil swaps and futures contracts, is similar to the anti-manipulation authority granted to the FTC with respect to crude oil purchases and sales. CFTC rules subject violators to a civil penalty of up to the greater of approximately $1.5 million, subject to the CFTC’s annual inflation adjustment, or triple the monetary gain to the person for each violation.

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

The occurrence of a significant event not fully insured, indemnified or reserved against, or the failure of a party to meet its insurance or indemnification obligations, could materially and adversely affect our operations and financial condition. While we strive to maintain adequate insurance coverage, our actual costs may exceed our coverage levels and insurance will not cover many types of interruptions or losses that might occur, will not cover amounts up to applicable deductibles and will not cover all risks associated with certain of our assets and operations. With respect to our insurance coverage, our policies are subject to deductibles and retention levels that we consider reasonable and not excessive. Additionally, no assurance can be given that we will be able to maintain adequate insurance in the future at rates we consider reasonable or that the insurance companies that currently insure companies in the energy industry will continue to do so. As a result, we may elect to self-insure or utilize higher deductibles in certain other insurance programs. In addition, although we believe that we have established adequate reserves and that we have sufficient liquidity to the extent such risks are not insured, costs incurred in excess of these reserves may be higher or we may not receive insurance proceeds in a timely manner, which may potentially have a material adverse effect on our financial condition, results of operations or cash flows. See Note 19 to our Consolidated Financial Statements for a discussion regarding the Line 901 incident and our related insurance claims.

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

Neither we nor our general partner have officers or employees. All of our officers and other personnel necessary for our business to function are employed by GP LLC or PMC ULC. As of December 31, 2025, GP LLC and PMC ULC employed approximately 3,900 people in North America, of which approximately 2,800 were employed in the U.S. and approximately 1,100 were employed in Canada. Approximately 70% of our workforce (approximately 2,750 employees) are field employees, which includes approximately 550 employees in our trucking division. Our employees are located in 23 states in the U.S. and in four provinces in Canada. Approximately 200 employees (all of whom are associated with the Canadian NGL Business) are covered by six separate collective bargaining agreements, which are open for renegotiation in 2026 through 2028.

Health and Safety

Our people are our most valuable asset. We prioritize the health and safety of our employees and we are committed to protecting our employees and conducting our operations in a safe, reliable and responsible manner. We support our commitment to health and safety through extensive education and training and investment in necessary equipment, systems, processes and other resources, and we have a number of safety programs and campaigns that are shared across our operations, periodic and situation specific safety stand-downs, lessons learned sharing and stop work authorization for all employees. We also have a number of programs that are focused on employee wellness, including an employee assistance program that provides free mental and behavioral support for employees. In addition, in order to incentivize performance in the areas of safety and environmental responsibility, our performance-based annual bonus program includes a component that is tied to safety and environmental performance targets.

Training and Leadership Development

We are committed to providing a professional work environment where all employees are treated with respect and dignity and provided with opportunities for growth and development. To foster the continued development of our people, we provide a comprehensive set of training programs covering subjects such as field operations, health and safety, regulatory compliance, technical training, management and leadership skills, and professional development. We also operate a number of internal development programs at all levels of the workforce that are designed to identify and develop future leaders of the organization. The Board receives reports from senior management on a periodic basis regarding the status of succession plans with respect to executive leadership of the company.

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

The source of our earnings and cash flow currently consists exclusively of cash distributions from AAP, which currently consist exclusively of cash distributions from PAA. The amount of cash that PAA will be able to distribute to its partners, including AAP, each quarter principally depends upon the amount of cash it generates from its business. For a description of certain factors that can cause fluctuations in the amount of cash that PAA generates from its business, please read “—Risks Related to PAA’s Business,” “—Risks Related to Laws and Regulations Impacting PAA’s Business,” “—Risks Inherent in an Investment in PAA” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” PAA may not have sufficient available cash each quarter to continue paying distributions at its current level or at all. If PAA reduces its per unit distribution, either because of reduced operating cash flow, higher expenses, capital requirements or otherwise, we will have less cash available for distribution and would likely be required to reduce our per share distribution. The amount of cash PAA has available for distribution depends primarily upon PAA’s cash flow, including cash flow from the release of financial reserves as well as borrowings, and is not solely a function of profitability, which will be affected by non-cash items. As a result, PAA may make cash distributions during periods when it records losses and may not make cash distributions during periods when it records profits.

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

At December 31, 2025, we owned an approximate 85% limited partner interest in AAP, which owned approximately 233.0 million PAA common units. All of the cash flow we receive from AAP is derived from its ownership of these PAA common units. Because distributions on PAA common units are dependent on the amount of cash PAA generates, distributions may fluctuate based on PAA’s performance. The actual amount of cash that is available to be distributed each quarter will depend on numerous factors, some of which are beyond our control and the control of PAA. Cash distributions are dependent primarily on cash flow, including cash flow from financial reserves and working capital borrowings, and not solely on profitability, which is affected by non-cash items. Therefore, PAA’s cash distributions might be made during periods when PAA records losses and might not be made during periods when PAA record profits.

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

Our shareholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. If our Class A shareholders are dissatisfied with the performance of our general partner, it may be difficult for them to remove our general partner. Our general partner may only be removed by vote of the holders of at least 66 2/3% of our outstanding shares (including both Class A and Class B shares). At December 31, 2025, the Legacy Owners owned approximately 15% of our outstanding Class A and Class B shares. Without the support of our Legacy Owners, such ownership level may make it more difficult for our Class A shareholders to obtain the requisite vote level required to remove our general partner.

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

If PAA’s unitholders remove PAA GP as PAA’s general partner, AAP may be required to sell or exchange its indirect general partner interest and we may lose our ability to manage and control PAA.

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

At December 31, 2025, through their ownership of Class B shares, the Legacy Owners held approximately 15% of the combined voting power of our Class A and Class B shares. The Legacy Owners are entitled to act separately in their own respective interests with respect to their partnership interests in us, and collectively they currently have the ability to influence (although not the ability to block outright) (i) the outcome of any matters requiring shareholder approval, including certain mergers and other material transactions and (ii) a change in the composition of our board of directors or a change in control of our company that could deprive our shareholders of an opportunity to receive a premium for their Class A shares as part of a sale of our company. So long as the Legacy Owners continue to own a meaningful amount of our outstanding shares, even if such amount is less than 50%, they will continue to be able to influence any matters requiring shareholder approval, regardless of whether or not other shareholders believe that such matters are in their own best interests.

A valuation allowance on our deferred tax asset could reduce our earnings.

As of December 31, 2025, we had a gross deferred tax asset of approximately $1.2 billion. Generally accepted accounting principles in the United States (“GAAP”) requires that a valuation allowance must be established for deferred tax assets when it is more likely than not that they will not be realized. We believe that the deferred tax asset we recorded through 2025 will be realized and that a valuation allowance is not required. However, if we were to determine that a valuation allowance was appropriate for our deferred tax asset, we would be required to take an immediate charge to earnings with a corresponding reduction of partners’ capital and increase in balance sheet leverage as measured by debt-to-total capitalization. In light of the Tax Cuts and Jobs Act of 2017, a valuation allowance will not be required for any U.S. federal deferred tax asset created after 2017.

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

At December 31, 2025, the Legacy Owners owned approximately 15% of our outstanding Class A and Class B shares and approximately 15% of the AAP units. As a result, the Legacy Owners may have conflicting interests with holders of Class A shares. For example, the Legacy Owners may have different tax positions from us which could influence their decisions regarding whether and when to cause us to dispose of assets.

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

If at any time more than 80% of our outstanding Class A shares and Class B shares on a combined basis (including Class A shares issuable upon the exchange of Class B shares) are owned by our general partner, the Legacy Owners (or certain transferees in private, non-exchange transactions) or their respective affiliates, our general partner will have the right (which it may assign to any of its affiliates, the Legacy Owners or us), but not the obligation, to acquire all, but not less than all, of the remaining Class A shares held by public shareholders at a price equal to the greater of (x) the current market price of such shares as of the date three days before notice of exercise of the call right is first mailed and (y) the highest price paid by our general partner, the Legacy Owners (or certain transferees in private, non-exchange transactions) or their respective affiliates for such shares during the 90 day period preceding the date such notice is first mailed. As a result, holders of our Class A shares may be required to sell such Class A shares at an undesirable time or price and may not receive any return of or on their investment. Class A shareholders may also incur a tax liability upon a sale of their Class A shares. At December 31, 2025, the Legacy Owners owned approximately 15% of the Class A shares and Class B shares on a combined basis.

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

The continuous and uninterrupted operation of the information and operations technology systems and infrastructure PAA uses (collectively, its “IT systems”), which include a broad array of third party and cloud-based software, technologies, tools and security products, is critical to the operation of its business and essential to its ability to perform day-to-day operations. If PAA is unable to implement, use and maintain effective IT systems, it could have a material adverse effect on its business.

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

PAA’s ability to execute its financial strategy is in part dependent on its ability to complete strategic transactions, including acquisitions, divestitures or sales of interests to strategic partners. If PAA is unable to successfully complete, integrate or realize the anticipated benefits of its recent or future acquisitions or planned divestitures (due to reduced investment in the energy sector, governmental action, litigation, counterparty non-performance or other factors), including the Canadian NGL Business divestiture, it may be more difficult for PAA to implement its business strategies, maintain its desired leverage levels, increase returns to equity holders or otherwise accomplish its financial goals. In addition, in connection with our divestitures, PAA may agree to retain responsibility for certain liabilities that relate to its period of ownership, which could adversely impact its future financial performance.

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

PAA currently participates in a number of projects with various counterparties, and may continue to pursue new capital projects in the future. These projects can involve the expansion, modification, divestiture or combination of existing assets or the construction of new midstream energy infrastructure assets and involve numerous regulatory, environmental, commercial, economic, weather-related, political and legal uncertainties that are beyond its control, including the following:
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

Many of the commodities and materials PAA uses in its business are imported and exported. PAA exports crude oil and NGL from Canada into U.S. markets. To the extent these products become subject to import tariffs in the U.S., it could expose PAA to costs that it cannot recover from its customers. Existing and future trade tariffs, import duties and quotas could also materially increase PAA’s costs of procuring the commodities and materials it uses and disrupt the markets for the products it handles, which in turn could have a material adverse effect on its financial position, results of operations and cash flows.

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

As of December 31, 2025, the face value of PAA’s consolidated debt outstanding was approximately $11.3 billion (excluding net unamortized discounts and debt issuance costs of approximately $66 million), consisting of approximately $10.8 billion face value of long-term debt (including senior notes, term loan, commercial paper and finance lease obligations) and approximately $0.6 billion of short-term borrowings. As of December 31, 2025, PAA had over $2.0 billion of liquidity available, including cash and cash equivalents and available borrowing capacity under its senior unsecured revolving credit facility and its senior secured hedged inventory facility, subject to continued covenant compliance. Lower Adjusted EBITDA could increase PAA’s leverage ratios and effectively reduce its ability to incur additional indebtedness.

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

PAA’s credit agreements prohibit distributions on, or purchases or redemptions of, units if any default or event of default is continuing. In addition, the agreements contain various covenants limiting PAA’s ability to, among other things, incur indebtedness if certain financial ratios are not maintained, grant liens, engage in transactions with affiliates, enter into sale-leaseback transactions, and sell substantially all of its assets or enter into a merger or consolidation. PAA’s credit facilities treat a change of control as an event of default and also requires PAA to maintain a certain debt coverage ratio. PAA’s senior notes do not restrict distributions to unitholders, but a default under its credit agreements will be treated as a default under the senior notes. Please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreements, Commercial Paper Program, Term Loan and Indentures.”

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

As of December 31, 2025, the face value of PAA’s consolidated debt was approximately $11.3 billion (excluding net unamortized discounts and debt issuance costs of approximately $66 million), substantially all of which was at fixed interest rates. Significant increases in interest rates above current levels could adversely affect PAA’s results of operations, cash flows and financial position due to, among other things:

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

At December 31, 2025, PAA had approximately $16.9 billion of net property and equipment, $900 million of linefill, $2.8 billion of investments accounted for under the equity method of accounting and approximately $1.8 billion of net intangible assets capitalized on its balance sheet. GAAP requires an assessment for impairment in certain circumstances, including when there is an indication that the carrying value of property and equipment may not be recoverable. If PAA was to determine that any of its property and equipment, linefill, intangibles or equity method investments was impaired, it could be required to take an immediate charge to earnings, which could adversely impact its operating results, with a corresponding reduction of partners’ capital and increase in balance sheet leverage as measured by debt-to-total capitalization. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” for additional discussion of our accounting policies and use of estimates associated with impairments.

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

PAA does not own all of the land on which its pipelines and facilities have been constructed, and therefore is potentially subject to more onerous terms and/or increased costs to retain necessary land use if PAA does not have valid rights-of-way or if such rights-of-way lapse or terminate. In some instances, PAA obtains the rights to construct and operate its pipelines on land owned by third parties and governmental agencies for a specific period of time. Following a decision issued in May 2017 by the Tenth Circuit Court of Appeals, tribal ownership of even a very small fractional interest in tribal land owned or at one time owned by an individual Native American landowner bars condemnation of any interest in the allotment. Consequently, the inability to condemn such allotted lands under circumstances where existing pipeline rights-of-way may soon lapse or terminate serves as an additional potential impediment for pipeline operations. Additionally, parts of PAA’s operations cross land that has historically been apportioned to various Native American/First Nations tribes, who may exercise significant jurisdiction and sovereignty over their lands. For more information, see our regulatory disclosure entitled “Indigenous Protections.” PAA cannot guarantee that it will always be able to renew existing rights-of-way or obtain new rights-of-way on favorable terms without experiencing significant delays and costs. Any loss of rights with respect to real property, through PAA’s inability to renew right-of-way contracts or otherwise, could have a material adverse effect on its business, results of operations, and financial position.

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

PAA’s operations involving the storage, treatment, processing, and transportation of liquid hydrocarbons, including crude oil, NGL and natural gas, are subject to stringent federal, state, and local laws and regulations governing the discharge of materials into the environment. PAA’s operations are also subject to laws and regulations relating to protection of the environment, natural resources, operational safety, climate change and related matters. Compliance with these laws and regulations may increase its overall cost of doing business, including its capital costs to construct, maintain and upgrade equipment and facilities. Also, new or additional laws and regulations, new interpretations of existing requirements or changes in PAA’s operations could trigger new permitting requirements applicable to its operations, which could result in increased costs or delays of, or denial of rights to conduct, PAA’s development programs. The failure to comply with any such laws and regulations could result in the assessment of administrative, civil, and criminal penalties, the imposition of investigatory or remedial obligations or the incurrence of capital expenditures, the costs of which may be substantial. Any such failure could also result in the imposition of restrictions, delays or cancellations in the permitting or performance of projects, or the issuance of injunctions that may subject PAA to additional operational requirements and constraints, or claims of damages to property or persons. The laws and regulations applicable to PAA’s operations are subject to change and interpretation by the relevant governmental agency, including the possibility that exemptions it currently qualifies for may be modified or changed in ways that require PAA to incur significant additional compliance costs. PAA’s business and operations may also become subject to new or additional laws or regulations. For example, certain U.S. presidential administrations have pursued regulatory agendas focused on the emission of GHGs or other pollutants that could curtail oil and natural gas production and transportation. Potential examples include laws, rules, executive orders or regulations that limit fracturing of oil and natural gas wells, restrictions on flaring and venting during natural gas production on federal properties, limitations or bans on oil and gas leases on federal lands and offshore waters, increased requirements for construction and permitting of pipeline infrastructure and LNG export facilities, and further restrictions on GHG emissions from oil and gas facilities. Any new laws, executive orders or regulations, or changes to or interpretations of existing laws or regulations, adverse to PAA could have a material adverse effect on its financial position, results of operations and cash flows.

PAA has a history of increasing the miles of pipelines it owns, both through acquisitions and investment capital projects. PAA has also increased its terminal and storage capacity and operates several facilities on or near navigable waters and domestic water supplies. Although PAA has implemented programs intended to maintain the integrity of its assets (discussed below), as it increases the capacity of its existing assets or acquires additional assets it is at risk for an increase in the number and/or volume of releases of liquid hydrocarbons into the environment. These releases expose PAA to potentially substantial expense, including clean-up and remediation costs, fines and penalties, and third-party claims for personal injury or property damage related to past or future releases. Some of these expenses could increase by amounts disproportionately higher than the relative increase in pipeline mileage and the increase in revenues associated therewith.

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

The adoption and implementation of any international, federal, regional or state legislation, executive actions, regulations or other regulatory and policy initiatives that impose more stringent standards for GHG emissions, restrict the areas in which the oil and gas industry may produce crude oil and natural gas or generate GHG emissions, increase scrutiny of environmental permitting or delay such permitting reviews, require enhanced disclosure of such GHG emission and other climate-related information, or promote and subsidize lower GHG emitting, alternative energy products, could result in reduced demand for crude oil and natural gas, and thus PAA’s services, as well as increase its compliance costs. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions and climate change could impact PAA’s business, any such future laws and regulations could have a material adverse effect on its business, demand for our services, financial condition, results of operations and cash flows.

In March 2024, the SEC finalized a set of climate disclosure rules that would mandate extensive disclosure of climate-related risks, including financial impacts, physical and transition risks, climate-related governance and strategy, and GHG emissions, for all U.S.-listed public companies. Several states, including California, have passed or proposed bills requiring similar, or more extensive, climate disclosure rules. These rules have been subject to legal challenges, and in April 2024 and January 2026, the SEC and California, respectively, issued voluntary stays of their respective rules pending resolution of legal challenges. In March 2025, the SEC voted to withdraw its defense of the climate disclosure rules. Although the outcome of pending legal challenges is not yet known and the ultimate impact of these rules on PAA’s business is uncertain, compliance with the rules, if implemented, will result in additional legal, accounting and financial compliance costs. In addition, enhanced climate-related disclosure requirements could influence stakeholders and lenders to restrict or seek more stringent conditions with respect to their investments in certain carbon-intensive sectors.

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

At December 31, 2025, we owned an approximate 85% limited partner interest in AAP, which directly owned a limited partner interest in PAA through its ownership of approximately 233.0 million PAA common units (approximately 31% of PAA’s Series A preferred units and common units combined). Accordingly, the value of our indirect investment in PAA, as well as the anticipated after-tax economic benefit of an investment in our Class A shares, depends largely on PAA being treated as a partnership for U.S. federal income tax purposes, which requires that 90% or more of PAA’s gross income for every taxable year consist of qualifying income, as defined in Section 7704 of the Code. Based on PAA’s current operations, and current U.S. Treasury Regulations, PAA believes that it is treated as a partnership rather than a corporation for such purposes; however, a change in PAA’s business could cause it to be treated as a corporation for U.S. federal income tax purposes.

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

If the IRS makes audit adjustments to PAA’s income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from PAA. To the extent possible, under these rules, PAA’s general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if PAA is eligible, issue a revised information statement to each unitholder and former unitholder with respect to an audited and adjusted return. Although PAA’s general partner may elect to have PAA’s unitholders and former unitholders take such audit adjustments into account and pay any resulting taxes (including applicable penalties or interest) in accordance with their interests in PAA during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, PAA’s current unitholders, including us through AAP, may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in PAA during the tax year under audit. If, as a result of any such audit adjustment, PAA or AAP is required to make payments of taxes, penalties and interest, then the amount of distributions we receive from AAP could be substantially reduced, which would adversely affect our ability to pay distributions to our shareholders.

Taxable gain or loss on the sale of our Class A shares could be more or less than expected.

If a holder sells our Class A shares, the holder will recognize gain or loss equal to the difference between the amount realized and the holder’s tax basis in those Class A shares. To the extent that the amount of our distributions exceeds our current and accumulated earnings and profits, the distributions will be treated as a tax free return of capital and will reduce a holder’s tax basis in the Class A shares. We did not have any earnings and profits in 2025 and we do not expect to have any earnings and profits for an extended period of time. Because our distributions in excess of our earnings and profits decrease a holder’s tax basis in Class A shares, such excess distributions will result in a corresponding increase in the amount of gain, or a corresponding decrease in the amount of loss, recognized by the holder upon the sale of the Class A shares.

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

Item 1B.  Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Description of Cybersecurity Risk Management and Strategy

To assess, identify and manage material cybersecurity risks, we have endeavored to implement policies, standards and technical controls with the aim of protecting our information technology (“IT”) and operational technology (“OT”) systems (collectively, our “IT systems”). These standards are guided, in part, by the relevant National Institute of Standards and Technology and American Petroleum Institute frameworks. We use various internal and third-party tools, security measures and technologies to aid in seeking to protect our network perimeter and internal systems from unauthorized access, intrusion or disruption. Regular assessments are conducted across our systems, networks and data infrastructure to identify potential cybersecurity threats and vulnerabilities. In addition, a monitoring and detection system has been implemented to help identify cybersecurity threats and incidents. Our cybersecurity program also focuses on providing training and awareness to our employees and contractors on cybersecurity best practices.

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

Despite the implementation of our cybersecurity programs, our security measures cannot guarantee that a significant cyberattack will not occur. A successful attack on our IT systems or those of our vendors could have significant consequences to our business. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security. See “Item 1A. Risk Factors” for additional information about the risks to our business associated with a breach or compromise to our IT systems.

Cybersecurity Program Governance

Our cybersecurity program is led by our Vice President of Information Services, North America, who reports directly to our CFO and oversees the dedicated team responsible for executing our cybersecurity strategy, including the primary assessment and management of cybersecurity risks. Our cybersecurity leadership team also includes our Senior Director, Enterprise Technology, our Director, Cybersecurity and Technology Risk, and other senior leaders from our Information Services team. The Board receives quarterly updates on material security incidents (if applicable), detection, monitoring, and other key initiatives and notable events from our Vice President of Information Services – North America.

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

Our cybersecurity leadership team is made up of highly experienced professionals with extensive backgrounds in information security, risk management, and incident response, including our Vice President of Information Services – North America, our Senior Director, Enterprise Technology and our Director, Cybersecurity and Technology Risk. Our Vice President of Information Services – North America has been with Plains for over 15 years and has over 25 years’ experience in technology infrastructure and security including senior management level oversight of cybersecurity for organizations in both the health care and oil and gas industries. Our Senior Director, Enterprise Technology reports to the Vice President, Information Services – North America and has accountability for core enterprise technology platforms, including hosting, networks, data platforms, and cybersecurity programs. This individual has over 20 years of experience in the information services industry, including experience with cyber incident detection and response. The Director, Cybersecurity and Technology Risk has responsibility for oversight of cybersecurity strategy across IT and OT environments, implementation of programs aligned with recognized frameworks, and implementation of key security controls. This individual has more than 20 years of experience in enterprise cybersecurity, OT security, and critical infrastructure risk management at publicly traded companies and holds multiple industry-recognized certifications in information security, audit, privacy, and enterprise IT governance. In addition to having the requisite training, knowledge, skills and abilities required for their respective positions, the cybersecurity leadership team collectively holds various relevant U.S. and Canadian information security certifications. The cybersecurity leadership team is supported by a dedicated team of skilled cybersecurity professionals, each bringing diverse expertise in areas such as network security, data protection, and threat intelligence.

Item 3.  Legal Proceedings

The information required by this item is included in Note 19 to our Consolidated Financial Statements, and is incorporated herein by reference thereto.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders and Distributions

Our Class A shares are listed and traded on Nasdaq under the symbol “PAGP.” As of February 20, 2026, there were 197,904,124 Class A shares outstanding and approximately 99,800 record holders and beneficial owners (held in street name).

The following table presents cash distributions per Class A share pertaining to the quarter presented, which were declared and paid in the following calendar quarter (see the “Cash Distribution Policy” section below for a discussion of our policy regarding distribution payments):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2025	$0.3800	$0.3800	$0.3800	$0.4175
2024	$0.3175	$0.3175	$0.3175	$0.3800

Our Class A shares are also used as a form of compensation to our directors. See Note 18 to our Consolidated Financial Statements for additional information regarding our equity-indexed compensation plans.

Our Class B shares and Class C shares are not listed or traded on any stock exchange.

Performance Graph

The following graph compares the total unitholder return performance of our Class A shares with the performance of: (i) the Standard & Poor’s 500 Stock Index (“S&P 500”) and (ii) the Alerian Midstream Energy Index (“AMNA”). The AMNA is a broad-based composite of North American energy infrastructure companies that provides investors with a comprehensive benchmark for this asset class. The graph assumes that $100 was invested in our Class A shares and each comparison index beginning on December 31, 2020 and that all distributions were reinvested on a quarterly basis.

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
PAGP	$100.00	$128.90	$169.74	$234.44	$290.07	$327.17
S&P 500	$100.00	$128.68	$105.36	$133.03	$166.28	$195.98
AMNA	$100.00	$138.42	$168.22	$191.80	$277.21	$291.01

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

Recent Sales of Unregistered Securities

In connection with our IPO and related transactions, the former owners of Plains All American GP LLC (the “Legacy Owners”) acquired the following interests (collectively, the “Stapled Interests”): (i) Class A units of AAP (“AAP units”) representing an economic limited partner interest in AAP; (ii) general partner units representing a non-economic membership interest in our general partner; and (iii) Class B shares representing a non-economic limited partner interest in us. The Legacy Owners and any permitted transferees of their Stapled Interests have the right to exchange (the “Exchange Right”) all or a portion of such Stapled Interests for an equivalent number of Class A shares. In connection with the exercise of the Exchange Right, the Stapled Interests are transferred to us and the applicable Class B shares are canceled. Although we issue one Class A share for each Stapled Interest that is exchanged, we also receive one AAP unit and one general partner unit. As a result, the exercise by Legacy Owners of the Exchange Right is not dilutive. During the three months ended December 31, 2025, certain Legacy Owners or their permitted transferees exercised the Exchange Right, which resulted in the issuance of 16,000 Class A shares. The issuance of Class A shares in connection with the exercise of the Exchange Right was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

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

Our principal source of cash flow is derived from our indirect investment in PAA. As of December 31, 2025, we owned approximately 197.9 million AAP units, which represented an approximate 85% limited partner interest in AAP. AAP currently receives all of its cash flows from its ownership of PAA common units. Therefore, our cash flow and resulting ability to make distributions is dependent upon the ability of PAA to make distributions to AAP in respect of the common units AAP owns. As of December 31, 2025, AAP owned approximately 233.0 million PAA common units. The actual amount of cash that PAA, and correspondingly AAP, will have available for distribution will primarily depend on the amount of cash PAA generates from its operations. Also, under the terms of the agreements governing PAA’s debt, PAA is prohibited from declaring or paying any distribution to unitholders if a default or event of default (as defined in such agreements) exists. No such default has occurred. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreements, Commercial Paper Program, Term Loan and Indentures.”

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

•Executive Summary
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates
•Recent Accounting Pronouncements

A comparative discussion of our 2024 to 2023 operating results and performance measures can be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 28, 2025.

Executive Summary

Company Overview

We are a Delaware limited partnership formed in 2013 that has elected to be taxed as a corporation for United States federal income tax purposes. As of December 31, 2025, our sole cash-generating assets consisted of an approximate 85% limited partner interest in AAP through our ownership of approximately 197.9 million AAP units. We also own a 100% managing member interest in GP LLC. GP LLC is a Delaware limited liability company that holds the non-economic general partner interest in AAP. AAP is a Delaware limited partnership that, as of December 31, 2025, directly owned a limited partner interest in PAA through its ownership of approximately 233.0 million PAA common units (approximately 31% of PAA’s total outstanding common units and Series A preferred units combined). AAP is the sole member of PAA GP, a Delaware limited liability company that directly holds the non-economic general partner interest in PAA.

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

Pending Sale of Canadian NGL Business

On June 17, 2025, PAA entered into a definitive SPA with Keyera, pursuant to which Keyera agreed to acquire all of the issued and outstanding shares of PMC ULC, PAA’s wholly-owned subsidiary that owns substantially all of the Canadian NGL Business. This transaction supports our strategic objective to focus on our core midstream crude oil operations and to reduce exposure to commodity price fluctuations and seasonality. We will divest the Canadian NGL Business as part of the sale, which includes substantially all of our NGL assets; the assets that we will retain are located in the United States. This transaction is expected to close around the end of the first quarter of 2026, subject to the satisfaction or waiver of customary closing conditions, including receipt of regulatory approvals. We determined that in conjunction with entering into the SPA, the operations of the Canadian NGL Business meet the criteria for classification as held for sale and for discontinued operations reporting, as the sale will represent a strategic shift that will have a major effect on our operations and financial results. We have applied these changes retrospectively to all periods presented. See Note 1 and Note 3 to our Consolidated Financial Statements for additional information.

Unless otherwise indicated, the discussion below relates to our continuing operations and excludes amounts related to discontinued operations.

Market Overview and Outlook

Crude oil and other petroleum liquids are supplied to the global market by producers around the world, with the majority coming from the Organization of Petroleum Exporting Countries (“OPEC”), North American producers and the Russian Federation, among others. The chart below depicts the relationship between global supply of crude oil and other petroleum liquids and demand since the beginning of 2021 and the U.S. Energy Information Administration’s (“EIA”) Short-Term Energy Outlook as of January 2026:

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

As depicted in EIA’s Short-Term Energy Outlook (chart above), we expect crude oil demand to continue increasing, driven largely by our view that hydrocarbon-based fuels are the most efficient fuels for the transportation of people and goods, and hydrocarbon-based products provide the building blocks for modern civilization such as fertilizers, plastics and cement. While the market is well supplied near-term, we believe geopolitical risk and uncertainty around OPEC’s ability to continue increasing production may present a more constructive outlook for global supply/demand compared to the current EIA forecast into 2027.

North America has proven to be an essential and reliable source of crude oil and NGL production growth for the global market. This is driven by the lifting of the U.S. crude oil export ban, infrastructure debottlenecking in both the U.S. and Canada, and world-class geological formations unlocked through technological improvements and techniques.

The Permian Basin continues to be one of the most prolific basins in the world and was the predominant driver of U.S. production growth in 2025. We expect the Permian Basin to be a key contributor to global supply for years to come, based on strong economics and the recent wave of consolidation leading to more stable activity levels over a wide range of commodity price environments.

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

Overview of Operating Results

We recognized net income of $1.686 billion for the year ended December 31, 2025 compared to net income of $1.070 billion for the year ended December 31, 2024. See the “—Results of Operations” section below for discussion of significant drivers of our results from continuing operations.

Results of Operations

Consolidated Results

The following table sets forth an overview of our consolidated financial results calculated in accordance with GAAP (in millions, except per share data):

	Year Ended December 31,		Variance
	2025	2024	$	%
Product sales revenues	$42,501	$47,199	$(4,698)	(10)%
Services revenues	1,761	1,690	71	4%
Purchases and related costs	(40,433)	(45,162)	4,729	10%
Field operating costs	(1,154)	(1,471)	317	22%
General and administrative expenses	(348)	(334)	(14)	(4)%
Depreciation and amortization	(953)	(901)	(52)	(6)%
Gains/(losses) on asset sales, asset impairments and other, net	54	(159)	213	134%
Equity earnings in unconsolidated entities	382	452	(70)	(15)%
Gain on investments in unconsolidated entities, net	31	15	16	107%
Interest expense, net	(467)	(382)	(85)	(22)%
Other income, net	21	16	5	31%
Income tax expense from continuing operations	(92)	(124)	32	26%
Income from continuing operations, net of tax	1,303	839	464	55%
Income from discontinued operations, net of tax (1)	383	231	152	66%
Net income	1,686	1,070	616	58%
Net income attributable to noncontrolling interests	(1,426)	(967)	(459)	(47)%
Net income attributable to PAGP	$260	$103	$157	152%

Basic net income per Class A share:
Continuing operations	$0.77	$0.19	$0.58	305%
Discontinued operations	0.54	0.33	0.21	64%
Basic net income per Class A share	$1.31	$0.52	$0.79	152%
Basic weighted average Class A shares outstanding	198	197	1	1%

Diluted net income per Class A share:
Continuing operations	$0.77	$0.19	$0.58	305%
Discontinued operations	0.53	0.32	0.21	66%
Diluted net income per Class A share	$1.30	$0.51	$0.79	155%
Diluted weighted average Class A shares outstanding	233	232	1	—%

(1)    See Note 3 to our Consolidated Financial Statements for a reconciliation of the line items comprising income from discontinued operations, net of tax.

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

A majority of our crude oil sales and purchases are indexed to the prompt month price of the NYMEX Light, Sweet crude oil futures contract (“NYMEX Price”). The following table presents the range of the NYMEX Price over the last two years (in dollars per barrel):

	NYMEX Price
During the Year Ended December 31,	Low	High	Average
2025	$55	$80	$65
2024	$66	$87	$76

Product sales revenues (including the impact of derivative mark-to-market valuations) and purchases decreased for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to lower commodity prices in 2025, partially offset by higher crude oil sales volumes in 2025.

Revenues from services increased for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to higher pipeline volumes and tariff escalations, as well as the impact of recently completed acquisitions, partially offset by the impact from lower commodity prices in 2025 and the impact from certain Permian long-haul pipeline contract rates resetting to market in 2025.

See further discussion of net revenues (revenues less purchases and related costs) in the “—Analysis of Operating Segments” section below.

Field Operating Costs

See discussion of field operating costs in the “—Analysis of Operating Segments” section below.

General and Administrative Expenses

The increase in general and administrative expenses for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily due to transaction costs associated with our recent acquisitions, partially offset by lower information systems costs due to the completion of certain systems conversion and integration work.

Depreciation and Amortization

The increase in depreciation and amortization expense for the year ended December 31, 2025 compared to the year ended December 31, 2024 was largely driven by recently completed acquisitions. See Note 8 to our Consolidated Financial Statements for additional information regarding our acquisitions.

Gains/(Losses) on Asset Sales, Asset Impairments and Other, Net

The net gain on asset sales, asset impairments and other, net for the year ended December 31, 2025 was primarily due to gains recognized during the year on various asset divestitures. In addition, in connection with the pending sale of the Canadian NGL Business, we entered into a deal-contingent forward currency instrument to hedge the currency exchange risk associated with the sale in CAD. The year ended December 31, 2025 was impacted by the mark-to-market of this instrument. See Note 13 to our Consolidated Financial Statements for additional information regarding this instrument and our derivatives and hedging activities. See Note 1 to our Consolidated Financial Statements for additional information regarding the pending sale of the Canadian NGL Business.

The net loss on asset sales, asset impairments and other, net for the year ended December 31, 2024 was primarily due to non-cash charges related to the write-down of certain of our long-lived U.S. terminal assets included in our NGL segment due to asset impairments and accelerated depreciation in the fourth quarter of 2024.

See Note 7 and Note 8 to our Consolidated Financial Statements for additional information regarding these asset sales and asset impairments.

Equity Earnings in Unconsolidated Entities

See discussion of equity earnings in unconsolidated entities in the “—Analysis of Operating Segments” section below.

Gain on Investments in Unconsolidated Entities, Net

In the first quarter of 2025, we recognized a gain of $31 million related to our acquisition of the remaining 50% interest in Cheyenne Pipeline LLC through a non-monetary transaction.

In the fourth quarter of 2024, we recognized a gain of $15 million related to our acquisition of the remaining 50% interest in Midway Pipeline LLC.

See Note 8 to our Consolidated Financial Statements for additional information regarding these transactions.

Interest Expense, Net

The following table summarizes the components impacting Interest expense, net (in millions):

	Year Ended December 31,
	2025	2024
Interest expense on borrowings (1)	$478	$391
Capitalized interest	(11)	(9)
	$467	$382

(1)The increase in interest expense for the year ended December 31, 2025 compared to 2024 was primarily driven by (i) PAA’s issuance of an aggregate of $3.0 billion of senior notes during 2025 and (ii) PAA’s higher commercial paper and term loan borrowings in 2025, primarily related to the funding of the EPIC acquisition, partially offset by (iii) PAA’s repayment of $1.0 billion of senior notes in October 2025. See Note 11 to our Consolidated Financial Statements for additional information regarding debt and related activities during the periods presented. See Note 8 to our Consolidated Financial Statements for additional information regarding the EPIC acquisition.

Other Income/(Expense), Net

The following table summarizes the components impacting Other income, net (in millions):

	Year Ended December 31,
	2025	2024
Interest income	$21	$22
Net loss on foreign currency revaluation (1)	(1)	(10)
Other	1	4
	$21	$16

(1)The activity during the periods presented was primarily related to the impact from the change in the CAD to USD exchange rate on the portion of our intercompany net investment that is not long-term in nature.

Income Tax Expense from Continuing Operations

The net favorable income tax expense from continuing operations variance for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily due to higher income tax expense in 2024 associated with Canadian withholding tax on intercompany dividends from our Canadian entity driven by timing of dividend payments, including proceeds from asset divestitures. This favorable variance is partially offset by the impact of higher earnings at PAA on income attributable to PAGP.

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

Non-GAAP Financial Performance Measures

Adjusted EBITDA is defined as earnings from continuing operations and discontinued operations before (i) interest expense, (ii) income tax (expense)/benefit from continuing operations and discontinued operations, (iii) depreciation and amortization (including our proportionate share of depreciation and amortization, including write-downs related to cancelled projects and impairments, of unconsolidated entities) from continuing operations and discontinued operations, (iv) gains and losses on asset sales, asset impairments and other, net from continuing operations and discontinued operations and (v) gains on investments in unconsolidated entities, net, and (vi) adjusted for certain selected items impacting comparability. Adjusted EBITDA attributable to PAA excludes the portion of Adjusted EBITDA that is attributable to noncontrolling interests in consolidated joint venture entities.

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

Discontinued Operations. Management believes that the presentation of certain Non-GAAP financial performance measures, such as Adjusted EBITDA and Adjusted EBITDA attributable to PAA, on a consolidated basis (e.g., the aggregate of continuing operations and discontinued operations) provides more relevant and useful information regarding our performance and results of operations than presenting such metrics only on a continuing operations or discontinued operations basis. In addition, as the potential sale of the Canadian NGL Business is not anticipated to close until around the end of the first quarter of 2026, management continues to view the Canadian NGL Business as a component of our overall company performance and ability to fund distributions to our unitholders in the near term.

The following table sets forth the reconciliation of the non-GAAP financial performance measures Adjusted EBITDA and Adjusted EBITDA attributable to PAA from Net Income (in millions):

	Year Ended December 31,		Variance
	2025	2024	$	%
Net income (1)	$1,686	$1,070	$616	58%
Interest expense, net of certain items	467	382	85	22%
Income tax expense from continuing operations	92	124	(32)	(26)%
Income tax expense from discontinued operations (2)	139	80	59	74%
Depreciation and amortization from continuing operations	953	901	52	6%
Depreciation and amortization from discontinued operations (2)	57	125	(68)	(54)%
(Gains)/losses on asset sales, asset impairments and other, net from continuing operations	(54)	159	(213)	(134)%
Losses on asset sales, asset impairments and other, net from discontinued operations (2)	21	1	20	**
Gain on investments in unconsolidated entities, net	(31)	(15)	(16)	(107)%
Depreciation and amortization of unconsolidated entities (3)	84	84	—	—%
Unallocated general and administrative expenses (4)	6	6	—	—%
Selected Items Impacting Comparability (1):
Derivative activities and inventory valuation adjustments	(108)	85	(193)	**
Long-term inventory costing adjustments	48	(9)	57	**
Deficiencies under minimum volume commitments, net	(38)	(31)	(7)	**
Rail fleet amortization expense related to discontinued operations (5)	(18)	—	(18)	**
Equity-indexed compensation expense	37	36	1	**
Foreign currency revaluation	15	(27)	42	**
Line 901 incident	—	345	(345)	**
Transaction-related expenses	17	—	17	**
Selected Items Impacting Comparability - Segment Adjusted EBITDA (1) (6)	(47)	399	(446)	**
Foreign currency revaluation (7)	1	10	(9)	**
Selected Items Impacting Comparability - Adjusted EBITDA (1) (8)	(46)	409	(455)	**
Adjusted EBITDA (1) (8)	$3,374	$3,326	$48	1%
Adjusted EBITDA attributable to noncontrolling interests in consolidated joint ventures (9)	(541)	(547)	6	1%
Adjusted EBITDA attributable to PAA (1)	$2,833	$2,779	$54	2%

**     Indicates that variance as a percentage is not meaningful.
(1)Includes results from continuing operations and discontinued operations.
(2)See Note 3 to our Consolidated Financial Statements for additional information.
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
(5)Depreciation and amortization on the long-lived assets of the Canadian NGL Business disposal group ceased upon meeting the criteria to be classified as assets held for sale. Management believes that the presentation of Adjusted

EBITDA and Implied DCF on a consolidated basis (e.g., the aggregate of continuing operations and discontinued operations) provides more relevant and useful information regarding our performance and results of operations than presenting such metrics only on a continuing operations or discontinued operations basis. We therefore include an adjustment for the impact of amortization of the rail fleet associated with the Canadian NGL Business in our calculation of Adjusted EBITDA. See Note 1 to our Consolidated Financial Statements for additional information regarding the pending sale of the Canadian NGL Business. Also see the “ —Non-GAAP Financial Measures” section above.
(6)For a more detailed discussion of these selected items impacting comparability, see the footnotes to the segment financial data tables in Note 20 to our Consolidated Financial Statements.
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
(8)“Other income, net” on our Consolidated Statements of Operations, adjusted for selected items impacting comparability (“Adjusted other income, net”) is included in Adjusted EBITDA and excluded from Segment Adjusted EBITDA.
(9)Reflects amounts attributable to noncontrolling interests in the Permian JV, Cactus II and Red River.

Analysis of Operating Segments

We manage our operations through two operating segments: Crude Oil and NGL. Our Chief Operating Decision Maker (“CODM”) (our Chief Executive Officer) evaluates segment performance based on measures including Segment Adjusted EBITDA.

We define Segment Adjusted EBITDA as revenues and equity earnings in unconsolidated entities less (a) significant segment expenses including: (i) purchases and related costs, (ii) field operating costs and (iii) segment general and administrative expenses, plus (b) our proportionate share of the depreciation and amortization expense (including write-downs related to cancelled projects and impairments) of unconsolidated entities, further adjusted (c) for certain selected items including (i) gains and losses on derivative instruments that are related to underlying activities in another period (or the reversal of such adjustments from a prior period), gains and losses on derivatives that are either related to investing activities (such as the purchase of linefill) or purchases of long-term inventory, and inventory valuation adjustments, as applicable, (ii) long-term inventory costing adjustments, (iii) charges for obligations that are expected to be settled with the issuance of equity instruments, (iv) amounts related to deficiencies associated with minimum volume commitments, net of the applicable amounts subsequently recognized into revenue and (v) other items that our CODM believes are integral to understanding our core segment operating performance and (d) to exclude the portion of all preceding items that is attributable to noncontrolling interests in consolidated joint venture entities (“Segment amounts attributable to noncontrolling interests in consolidated joint ventures”). See Note 20 to our Consolidated Financial Statements for a reconciliation of Segment Adjusted EBITDA to Income from Continuing Operations, Net of Tax.

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

The following tables set forth our operating results from our Crude Oil segment:

Operating Results (1) (in millions)	Year Ended December 31,		Variance
	2025	2024	$	%
Revenues	$44,131	$48,720	$(4,589)	(9)%
Purchases and related costs (2)	(40,323)	(45,033)	4,710	10%
Field operating costs (2)	(1,127)	(1,440)	313	22%
Segment general and administrative expenses (2) (3)	(314)	(298)	(16)	(5)%
Equity earnings in unconsolidated entities	382	452	(70)	(15)%

Other segment items (4):
Depreciation and amortization of unconsolidated entities	84	84	—	—%
Derivative activities and inventory valuation adjustments	(23)	5	(28)	**
Long-term inventory costing adjustments	45	1	44	**
Deficiencies under minimum volume commitments, net	(38)	(31)	(7)	**
Equity-indexed compensation expense	37	36	1	**
Foreign currency revaluation	12	(22)	34	**
Line 901 incident	—	345	(345)	**
Transaction-related expenses	17	—	17	**
Segment amounts attributable to noncontrolling interests in consolidated joint ventures	(539)	(543)	4	**
Segment Adjusted EBITDA	$2,344	$2,276	$68	3%

Maintenance capital expenditures	$153	$183	$(30)	(16)%

Average Volumes	Year Ended December 31,		Variance
	2025	2024	Volumes	%
Crude oil pipeline tariff (by region) (5) (6)
Permian Basin	7,333	6,731	602	9%
South Texas / Eagle Ford	521	403	118	29%
Mid-Continent	518	506	12	2%
Other	1,308	1,294	14	1%
Total crude oil pipeline tariff	9,680	8,934	746	8%

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

Segment Adjusted EBITDA

Crude Oil Segment Adjusted EBITDA increased for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to higher tariff volumes on our pipelines, contributions from acquisitions and the benefit of tariff escalations, partially offset by fewer market-based opportunities and the impact from certain contract rates resetting to market.

The following is a more detailed discussion of the significant factors impacting Segment Adjusted EBITDA for the periods indicated.

Net Revenues and Equity Earnings. Our results increased for the year ended December 31, 2025 compared to the year ended December 31, 2024. Favorable results from (i) volume growth across our pipeline systems largely driven by increased production in the Permian Basin region, (ii) contributions from recently completed acquisitions in the Permian Basin and South Texas regions, including our Cactus III pipeline acquisition, and (iii) the benefit of tariff escalations were partially offset by (iv) fewer market-based opportunities, (v) lower commodity prices, which resulted in lower revenues from pipeline loss allowance in the 2025 periods, and (vi) the impact from certain Permian long-haul contract rates resetting to market in 2025.

In addition, equity earnings in the 2024 period includes the benefit of the recognition of deferred revenue associated with certain of our joint venture pipelines, a majority of which is excluded from Segment Adjusted EBITDA in “Other segment items” in the table above.

Field Operating Costs. The decrease in field operating costs for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily due to the recognition in 2024 of costs associated with settlements related to the Line 901 incident that occurred in May 2015 (which impact field operating costs, but are excluded from Segment Adjusted EBITDA, and thus are reflected in “Other segment items” in the table above). This was partially offset by higher expenses in the 2025 period resulting from (i) acquisitions, (ii) higher volumes and (iii) property taxes.

Maintenance Capital

Maintenance capital consists of capital expenditures for the replacement and/or refurbishment of partially or fully depreciated assets in order to maintain the operating and/or earnings capacity of our existing assets. The decrease in maintenance capital spending for the year ended December 31, 2025 compared to the same period in 2024 was primarily due to lower costs resulting from timing of certain pipeline integrity activities.

NGL Segment

Our NGL segment operations involve NGL storage and terminalling from our NGL assets primarily located in the Southwestern United States. Our NGL segment revenues are primarily derived from (i) providing storage and/or terminalling services at these facilities to third-party customers for a fee and (ii) the transport, storage and sale of specification NGL products. The segment results also include the direct fixed and variable field costs of operating our four NGL facilities, as well as an allocation of indirect operating costs and general and administrative expenses.

The following table sets forth our operating results from our NGL segment:

Operating Results (1) (in millions)	Year Ended December 31,		Variance
	2025	2024	$	%
Revenues	$151	$187	$(36)	(19)%
Purchases and related costs (2)	(130)	(147)	17	12%
Field operating costs (2) (3)	(27)	(31)	4	13%
Segment general and administrative expenses (2) (3) (4)	(28)	(30)	2	7%
Segment Adjusted EBITDA	$(34)	$(21)	$(13)	(62)%

Maintenance capital expenditures	$3	$4	$(1)	(25)%

(1)Revenues and costs and expenses include intersegment amounts.
(2)Represents components of significant segment expenses.
(3)Field operating costs and segment general and administrative expenses include certain costs that are part of the overhead of continuing operations.
(4)Segment general and administrative expenses reflect direct costs attributable to each segment and an allocation of other expenses to the segments. The proportional allocations by segment require judgment by management and are based on the business activities that exist during each period.

Segment Adjusted EBITDA

NGL Segment Adjusted EBITDA loss for the years ended December 31, 2025 and 2024 was largely driven by costs that are part of the overhead of our NGL activities and are included in continuing operations as they are not related to contracts or arrangements that will be included in the sale of the Canadian NGL Business. These costs include information technology, insurance and other shared services costs.

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

As of December 31, 2025, although we had a working capital deficit of $198 million, we had over $2.0 billion of liquidity available to meet our ongoing operating, investing and financing needs, subject to continued covenant compliance, as noted below (in millions):

As of December 31, 2025
Availability under PAA senior unsecured revolving credit facility (1) (2)	$1,350
Availability under PAA senior secured hedged inventory facility (1) (2)	1,298
Amounts outstanding under PAA commercial paper program	(970)
Subtotal	1,678
Cash and cash equivalents	329
Total	$2,007

(1)Represents availability prior to giving effect to borrowings outstanding under the PAA commercial paper program, which reduce available capacity under the facilities.
(2)Available capacity under the PAA senior unsecured revolving credit facility and the PAA senior secured hedged inventory facility was reduced by outstanding letters of credit issued under these facilities of less than $1 million and $52 million, respectively.

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

Credit Agreements, Commercial Paper Program, Term Loan and Indentures

PAA has three primary credit arrangements, which we use to meet our short-term cash needs. These include PAA’s $1.35 billion senior unsecured revolving credit facility maturing in 2029 (excluding a commitment of $64 million, which matures in 2027), $1.35 billion senior secured hedged inventory facility maturing in 2027 (excluding a commitment of $64 million, which matures in 2026) and $2.7 billion unsecured commercial paper program that is backstopped by PAA’s revolving credit facility and its hedged inventory facility. The credit agreements for PAA’s revolving credit facilities (which impact PAA’s ability to access its commercial paper program because they provide the financial backstop that supports PAA’s short-term credit ratings), the PAA term loan and the indentures governing its senior notes contain cross-default provisions. A default under PAA’s credit agreements, term loan or indentures would permit the lenders to accelerate the maturity of the outstanding debt. As long as PAA is in compliance with the provisions in its credit agreements and term loan agreement, its ability to make distributions of available cash is not restricted. PAA was in compliance with the covenants contained in its credit agreements, term loan and indentures as of December 31, 2025.

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

Net cash provided by operating activities from continuing operations for the years ended December 31, 2025 and 2024 was approximately $2.9 billion and $2.5 billion, respectively, and primarily resulted from earnings from our operations.

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

	Net to PAA (1) (2)		Consolidated (2)		Continuing Operations
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
Capital Expenditures (3) (4)	2025	2024	2025	2024	2025	2024
Crude Oil:
Investment capital	$409	$214	$520	$300	$520	$300
Maintenance capital	138	164	153	183	153	183
Acquisition capital (5)	2,729	243	2,801	254	2,801	254
	$3,276	$621	$3,474	$737	$3,474	$737

NGL:
Investment capital	$99	$115	$99	$115	$—	$—
Maintenance capital	73	78	73	78	3	4
	$172	$193	$172	$193	$3	$4

Total:
Investment capital	$508	$329	$619	$415	$520	$300
Maintenance capital	211	242	226	261	156	187
Acquisition capital (5)	2,729	243	2,801	254	2,801	254
	$3,448	$814	$3,646	$930	$3,477	$741

(1)Excludes expenditures attributable to noncontrolling interests, which primarily relate to the Permian JV. Includes results from continuing operations and discontinued operations for all periods presented.

(2)Includes results from continuing operations and discontinued operations for all periods presented. Capital expenditures related to discontinued operations were $99 million and $70 million for investment and maintenance capital for the year ended December 31, 2025, respectively. Capital expenditures for investment and maintenance capital related to discontinued operations were $115 million and $74 million for the year ended December 31, 2024, respectively. There was no acquisition capital related to discontinued operations for any period presented.
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
(5)Acquisition capital for 2025 primarily includes the acquisitions of (i) EPIC (Cactus III), (ii) Ironwood Midstream, (iii) EMG Medallion 2 Holdings, LLC and its subsidiaries by the Permian JV, (iv) Black Knight Midstream, LLC by the Permian JV, (v) the remaining 50% interest in Cheyenne Pipeline LLC through a non-cash transaction, and (vi) an additional 20% interest in BridgeTex Pipeline. Acquisition capital for 2024 primarily includes the acquisitions of additional ownership interests in equity method investees. See Note 8 and Note 9 to our Consolidated Financial Statements for additional information.

Investment Capital Projects

Our investment capital programs consist of investments in midstream infrastructure projects that build upon our core assets and operations. The majority of this investment capital consists of highly-contracted projects that complement our broader system capabilities and support the long-term needs of the upstream and downstream sectors of the industry value chain. The following table summarizes our investment in capital projects related to continuing operations and discontinued operations (in millions):

	Year Ended December 31,
Projects	2025	2024
Complementary Permian Basin Projects (1)	$308	$249
Permian Basin Takeaway Pipeline Projects	39	5
NGL Projects	99	115
Other Projects	173	46
Total	$619	$415

(1)Includes projects associated with assets included in the Permian JV.

Projected 2026 Capital Expenditures. Total investment capital for the year ending December 31, 2026 is currently projected to be approximately $440 million ($350 million net to our interest), which includes approximately $15 million related to discontinued operations. Approximately half of our projected investment capital expenditures are expected to be invested in the Permian JV assets. Additionally, maintenance capital for 2026 is currently projected to be approximately $185 million ($165 million net to our interest), which includes approximately $15 million related to discontinued operations. We expect to fund our 2026 investment and maintenance capital expenditures primarily with retained cash flow. Note that potential variation to current capital cost estimates may result from (i) changes to project design, (ii) final cost of materials and labor, (iii) timing of incurrence of costs due to uncontrollable factors such as receipt of permits or regulatory approvals and weather and (iv) timely closing of the Canadian NGL Business divestiture.

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

Pending Sale of Canadian NGL Business

On June 17, 2025, PAA entered into a definitive SPA with Keyera, pursuant to which Keyera agreed to acquire all of the issued and outstanding shares of PMC ULC, PAA’s wholly-owned subsidiary that owns substantially all of the Canadian NGL Business. This transaction is expected to close around the end of the first quarter of 2026, subject to the satisfaction or waiver of customary closing conditions, including receipt of regulatory approvals. PAA expects to receive net proceeds from the sale of approximately $3.2 billion, after taxes, expenses and a potential special one-time distribution that is subject to approval by the board of directors of our general partner. Any proceeds from the pending sale of the Canadian NGL Business will be used to reduce leverage. See Note 1 to our Consolidated Financial Statements for additional information regarding the pending sale of the Canadian NGL Business.

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

Borrowings and Repayments Under Credit Agreements and Term Loans

During the year ended December 31, 2025, PAA had net borrowings under its commercial paper program of $577 million. The net borrowings resulted primarily from funding needs for EPIC acquisition. See Note 8 to our Consolidated Financial Statements for additional information regarding this acquisition.

During the year ended December 31, 2024, PAA had net repayments under its commercial paper program of $40 million. The net repayments resulted primarily from cash flow from operating activities and proceeds from the issuance of $650 million, 5.70% senior notes in June 2024, which offset borrowings during the year related to funding needs for capital investments, inventory purchases, repayment of $750 million, 3.60% senior notes due November 2024, and other general partnership purposes.

In connection with the EPIC acquisition completed in November 2025, PAA assumed the EPIC credit agreement, which provided for a $1.2 billion term loan (the “EPIC term loan”) and a $125 million revolving credit facility. In November 2025, PAA entered into a term loan agreement that provides for a $1.1 billion senior unsecured term loan. On December 1, 2025, PAA used the proceeds from this term loan to repay the $1.1 billion of borrowings outstanding under the EPIC term loan and terminated the EPIC credit agreement. The closing of the Canadian NGL Business divestiture will trigger mandatory prepayment of all amounts outstanding under the PAA term loan agreement within seven business days of the closing of such divestiture. We intend to use a portion of the proceeds from the pending sale of the Canadian NGL Business to repay the borrowings outstanding under the term loan. See Note 11 for additional information regarding the EPIC credit agreement and the PAA term loan agreement.

Senior Notes

Issuances of PAA Senior Notes. During 2025 and 2024, PAA issued senior unsecured notes as summarized in the table below (in millions):

Issuance Date	Description	Maturity	Face Value	Gross Proceeds(1)	Net Proceeds(2)
November 14, 2025	4.70% PAA senior notes issued at 99.872% of face value	January 2031	$300	$300	$297	(3)
November 14, 2025	5.60% PAA senior notes issued at 100.518% of face value	January 2036	$450	$452	$448	(3)
September 8, 2025	4.70% PAA senior notes issued at 99.865% of face value	January 2031	$700	$699	$693	(4)
September 8, 2025	5.60% PAA senior notes issued at 99.798% of face value	January 2036	$550	$549	$544	(4)
January 15, 2025	5.95% PAA senior notes issued at 99.761% of face value	June 2035	$1,000	$998	$988	(5)
June 27, 2024	5.70% PAA senior notes issued at 99.953% of face value	September 2034	$650	$650	$643	(6)

(1)Face value of notes less the applicable premium or discount (before deducting for initial purchaser discounts, commissions and offering expenses).
(2)Face value of notes less the applicable premium or discount, initial purchaser discounts, commissions and offering expenses.
(3)PAA used the net proceeds from these offerings for general partnership purposes.
(4)PAA used the net proceeds from these offerings to (i) redeem on October 3, 2025 the principal amount of its $1.0 billion, 4.65% senior notes due October 2025 and (ii) fund a portion of the purchase price for the EPIC Pipeline acquisition. See Note 8 to our Consolidated Financial Statements for additional information regarding this acquisition.
(5)PAA used the net proceeds from this offering to (i) fund the acquisitions completed during the first quarter of 2025, (ii) fund the repurchase in January 2025 of 12.7 million Series A preferred units, including accrued and unpaid distributions and (iii) repay outstanding borrowings under its credit facilities and commercial paper program, and pending such uses, for general partnership purposes. See Note 8 and Note 12 to its Consolidated Financial Statements for additional information regarding its recently completed acquisitions and its Series A preferred units, respectively.
(6)PAA used the net proceeds from the offering, along with other cash on hand, to repay on November 1, 2024 the principal amount of its $750 million, 3.60% senior notes due November 2024. Prior to such repayment, PAA used a portion of the net proceeds from the offering to repay outstanding borrowings under its commercial paper program and for general partnership purposes.

Repayments of PAA Senior Notes. During 2025 and 2024, PAA repaid the following senior unsecured notes in full (in millions):

Repayment Date	Description	Maturity
October 3, 2025	$1,000 million 4.65% PAA senior notes	October 2025	(1)
November 1, 2024	$750 million 3.60% PAA senior notes	November 2024	(2)

(1)PAA repaid these senior notes with a combination of proceeds from its senior notes issued in September 2025, cash on hand and borrowings under its commercial paper program.
(2)PAA repaid these senior notes with a combination of proceeds from its senior notes issued in June 2024, cash on hand and borrowings under its commercial paper program.

Registration Statements

PAA Registration Statements.  PAA periodically accesses the capital markets for both equity and debt financing. PAA has filed with the SEC a universal shelf registration statement that, subject to effectiveness at the time of use, allows PAA to issue up to a specified amount of debt or equity securities (“PAA Traditional Shelf”), under which PAA had approximately $1.1 billion of unsold securities available at December 31, 2025. PAA did not conduct any offerings under its Traditional Shelf during the year 2025. PAA also has access to a universal shelf registration statement (“PAA WKSI Shelf”), which provides it with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and capital needs. The offerings of PAA’s senior notes during 2025 were conducted under its WKSI Shelf.

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

PAA repurchased approximately 0.5 million common units under the Program during the year ended December 31, 2025 for a total purchase price of $8 million, including commissions and fees. There were no repurchases under the Program during the year ended December 31, 2024. The remaining available capacity under the Program as of December 31, 2025 was $190 million.

Preferred Unit Repurchase

On January 31, 2025, PAA repurchased approximately 12.7 million units, or 18%, of its outstanding Series A preferred units at the issue price of $26.25 per unit for a purchase price of approximately $333 million, plus accrued and unpaid distributions through January 30, 2025 of approximately $10 million. PAA used a portion of the net proceeds from its January 2025 senior notes offering to fund this repurchase. See Note 12 to our Consolidated Financial Statements for more information regarding PAA’s Series A preferred units.

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

On February 13, 2026, we paid a quarterly distribution of $0.4175 per Class A share ($1.67 per Class A share on an annualized basis). The distribution was paid to Class A shareholders of record as of January 30, 2026, with respect to the quarter ended December 31, 2025. See Note 12 to our Consolidated Financial Statements for details of distributions paid during the three years ended December 31, 2025.

Distributions to Noncontrolling Interests

Distributions to noncontrolling interests represent amounts paid on interests in consolidated entities that are not owned by us. As of December 31, 2025, noncontrolling interests in our subsidiaries consisted of (i) limited partner interests in PAA including a 70% interest in PAA’s common units and PAA’s Series A preferred units combined and 100% of PAA’s Series B preferred units, (ii) an approximate 15% limited partner interest in AAP, (iii) a 35% interest in the Permian JV, (iv) a 30% interest in Cactus II and (v) a 33% interest in Red River. See Note 12 to our Consolidated Financial Statements for details of distributions paid to noncontrolling interests during the three years ended December 31, 2025.

Distributions to PAA’s Series A preferred unitholders. Holders of PAA’s Series A preferred units are entitled to receive quarterly distributions, subject to customary anti-dilution adjustments, of $0.615 per unit ($2.46 per unit annualized).

Distributions to PAA’s Series B preferred unitholders. Holders of PAA’s Series B preferred units are entitled to receive, when, as and if declared by PAA’s general partner out of legally available funds for such purpose, cumulative cash distributions, as applicable. Distributions on the Series B preferred units accumulate based on the applicable three-month SOFR, plus a credit spread adjustment of 0.26161%, plus 4.11% per annum. The distribution rate for the quarterly distribution paid on February 17, 2026 was 8.22342% per annum ($21.02 per Series B preferred unit).

Distributions to PAA’s common unitholders. On February 13, 2026, PAA paid a quarterly distribution of $0.4175 per common unit ($1.67 per common unit on an annualized basis). The total distribution of $295 million was paid to common unitholders of record as of January 30, 2026, with respect to the quarter ended December 31, 2025.

See Note 12 to our Consolidated Financial Statements for details of distributions paid during the three years ended December 31, 2025.

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

The following table includes our best estimate of the amount and timing of these payments as of December 31, 2025 (in millions):

	2026	2027	2028	2029	2030	2031 and Thereafter	Total
Crude oil and other purchases (1)	$21,085	$17,286	$14,974	$13,799	$11,748	$22,806	$101,698

(1)Amounts are primarily based on estimated volumes and market prices based on average activity during December 2025. The actual physical volume purchased and actual settlement prices will vary from the assumptions used in the table. Uncertainties involved in these estimates include levels of production at the wellhead, weather conditions, changes in market prices and other conditions beyond our control.

Letters of Credit. In connection with our merchant activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil, NGL and natural gas. Our liabilities with respect to these purchase obligations are recorded in accounts payable on our balance sheet in the month the product is purchased. Generally, these letters of credit are issued for periods of up to seventy days and are terminated upon completion of each transaction. Additionally, we issue letters of credit to support insurance programs, derivative transactions, including hedging-related margin obligations, and construction activities. At December 31, 2025 and 2024, we had outstanding letters of credit of approximately $95 million and $90 million, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

Investments in Unconsolidated Entities

We have invested in entities that are not consolidated in our financial statements. None of these entities had debt outstanding as of December 31, 2025. We may elect at any time to make additional capital contributions to any of these entities. The following table sets forth selected information regarding these entities as of December 31, 2025 (unaudited, dollars in millions):

Entity	Type of Operation	Our Ownership Interest	Total Entity Assets	Total Cash and Restricted Cash
BridgeTex Pipeline Company, LLC	Crude Oil Pipeline	40%	$717	$36
Capline Pipeline Company LLC	Crude Oil Pipeline	54%	$1,171	$34
Diamond Pipeline LLC	Crude Oil Pipeline (1)	50%	$843	$14
Eagle Ford Pipeline LLC	Crude Oil Pipeline (1)	50%	$735	$15
Eagle Ford Terminals Corpus Christi LLC	Crude Oil Terminal and Dock (1)	50%	$200	$5
Saddlehorn Pipeline Company, LLC	Crude Oil Pipeline	40%	$562	$23
White Cliffs Pipeline, L.L.C.	Crude Oil Pipeline	36%	$305	$2
Wink to Webster Pipeline LLC	Crude Oil Pipeline	17%	$2,268	$86
Other investments			$396	$13

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

Through two separate transactions completed in the fourth quarter of 2025, we acquired 100% of the entity that owns EPIC Crude Oil Pipeline for aggregate consideration of approximately $2.9 billion, inclusive of approximately $1.1 billion of debt assumed. We also agreed to aggregate potential earnout payments of up to approximately $350 million.

On January 31, 2025, we acquired Ironwood Midstream Energy Partners II, LLC (“Ironwood Midstream”), which owns a gathering system in the Eagle Ford Basin, for approximately $481 million in cash.

See Note 8 to our Consolidated Financial Statements for discussion of the methods, assumptions and estimates used in the determination of the fair value of the assets and liabilities acquired and identification of associated intangible assets for these transactions.

Fair Value of Derivatives. The fair value of a derivative at a particular period end does not reflect the end results of a particular transaction, and will most likely not reflect the gain or loss at the conclusion of a transaction. We reflect estimates for these items based on our internal records and information from third parties. We have commodity, interest rate and foreign currency derivatives that are accounted for as assets and liabilities at fair value on our Consolidated Balance Sheets. The valuations of our derivatives that are exchange traded are based on market prices on the applicable exchange on the last day of the period. For our derivatives that are not exchange traded, the estimates we use are based on indicative broker quotations or an internal valuation model. Our valuation models utilize market observable inputs such as price, volatility, correlation and other factors and may not be reflective of the price at which they can be settled due to the lack of a liquid market. Less than 1% of total annual revenues are based on estimates derived from internal valuation models.

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

Accruals and Contingent Liabilities.  We record accruals or liabilities for, among other things, environmental remediation, potential legal claims or settlements and fees for legal services associated with loss contingencies, and bonuses. Accruals are made when our assessment indicates that it is probable that a liability has occurred and the amount of liability can be reasonably estimated. Our estimates are based on all known facts at the time and our assessment of the ultimate outcome. Among the many uncertainties that impact our estimates are the necessary regulatory approvals for, and potential modification of, our environmental remediation plans, the limited amount of data available upon initial assessment of the impact of soil or water contamination, changes in costs associated with environmental remediation services and equipment, the duration of the natural resource damage assessment and the ultimate amount of damages determined, the determination and calculation of fines and penalties, the possibility of existing legal claims giving rise to additional claims and the nature, extent and cost of legal services that will be required in connection with lawsuits, claims and other matters. Our estimates for contingent liability accruals are increased or decreased as additional information is obtained or resolution is achieved. A hypothetical variance of 5% in our aggregate estimate for the accruals and contingent liabilities discussed above would have an impact on earnings of up to approximately $9 million. Although the resolution of these uncertainties has not historically had a material impact on our results of operations or financial condition, we cannot provide assurance that actual amounts will not vary significantly from estimated amounts.

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

See Note 7 and Note 10 to our Consolidated Financial Statements for additional information on our property and equipment, intangible assets and depreciation and amortization expense. See Note 2 to our Consolidated Financial Statements for additional information on our asset retirement obligations.

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

A change in our outlook or use could result in impairments that may be material to our results of operations or financial condition. See “—Executive Summary— Market Overview and Outlook” and Note 7, Note 9 and Note 10 to our Consolidated Financial Statements for additional information.

Inventory Valuations. Inventory, including long-term inventory, primarily consists of crude oil and NGL and is valued at the lower of cost or net realizable value, with cost determined using an average cost method within specific inventory pools. At the end of each reporting period, we assess the carrying value of our inventory and use estimates and judgment when making any adjustments necessary to reduce the carrying value to net realizable value. Among the uncertainties that impact our estimates are the applicable quality and location differentials to include in our net realizable value analysis. Additionally, we estimate the upcoming liquidation timing of the inventory. Changes in assumptions made as to the timing of a sale can materially impact net realizable value. During the years ended December 31, 2025, 2024 and 2023, we did not record any charges related to the valuation adjustment of our inventory. See Note 6 to our Consolidated Financial Statements for further discussion regarding inventory.

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

The fair value of our commodity derivatives and the change in fair value as of December 31, 2025 that would be expected from a 10% price increase or decrease is shown in the table below (in millions):

	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease
Crude oil	$1	$(5)	$5
Power	(5)	$1	$(1)
Total fair value	$(4)

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

Interest Rate Risk

Debt. Our use of variable rate debt and any forecasted issuances of fixed rate debt expose us to interest rate risk. Therefore, from time to time, we use interest rate derivatives to hedge interest rate risk associated with anticipated interest payments and, in certain cases, outstanding debt instruments. We did not have any interest rate derivatives as of December 31, 2025. All of PAA’s senior notes are fixed rate notes and thus are not subject to interest rate risk. Our variable rate debt outstanding at December 31, 2025, approximately $2.069 billion, was subject to interest rate resets that generally occur within one month or less. The average interest rate on variable rate debt that was outstanding during the year ended December 31, 2025 was 4.6%, based upon rates in effect during the year. See Note 11 to our Consolidated Financial Statements for additional information regarding our debt arrangements.

Series B Preferred Units. Distributions on PAA’s Series B preferred units accumulate and are payable quarterly in arrears on the 15th day of February, May, August and November. Beginning August 15, 2023, distributions on PAA’s Series B preferred units accumulate based on the applicable three-month SOFR, plus certain adjustments. Based upon the Series B preferred units outstanding at December 31, 2025 and the liquidation preference of $1,000 per unit, a change of 100 basis points in interest rates would increase or decrease the annual distributions on PAA’s Series B preferred units by approximately $8 million. See Note 12 to our Consolidated Financial Statements for additional information regarding PAA’s Series B preferred unit distributions.

Currency Exchange Rate Risk

We use foreign currency derivatives to hedge foreign currency exchange rate risk associated with our exposure to fluctuations in the USD-to-CAD exchange rate. The fair value of our foreign currency derivatives was an asset of $8 million as of December 31, 2025. A 10% increase in the exchange rate (USD-to-CAD) would have resulted in an increase of $329 million to the fair value of our foreign currency derivatives. A 10% decrease in the exchange rate (USD-to-CAD) would have resulted in a decrease of $329 million to the fair value of our foreign currency derivatives. See Note 13 to our Consolidated Financial Statements for additional information regarding our currency exchange rate risk hedging.

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

Applicable SEC rules require an evaluation of the effectiveness of our DCP. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our DCP as of December 31, 2025, the end of the period covered by this report, and, based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our DCP is effective.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. “Internal control over financial reporting” is a process designed by, or under the supervision of, our Chief Executive Officer and our Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025. See “Management’s Report on Internal Control Over Financial Reporting” on page F-2 of our Consolidated Financial Statements.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, assessed the effectiveness of our internal control over financial reporting, as stated in the firm’s report. See “Report of Independent Registered Public Accounting Firm” on page F-3 of our Consolidated Financial Statements.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Certifications

The certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) are filed with this report as Exhibits 31.1 and 31.2. The certifications of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 are furnished with this report as Exhibits 32.1 and 32.2.

Item 9B.  Other Information

During the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors and Executive Officers of Our General Partner and Corporate Governance

The information required by this item will be set forth in the Proxy Statement for our 2026 Annual Meeting, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025, and is incorporated herein by reference thereto.

Directors and Executive Officers

As of the date of filing this report, the following individuals were serving as our executive officers and/or directors:

Name	Principal Occupation or Employment
Willie Chiang (1) (2)	Chairman of the Board, Chief Executive Officer and President
Chris R. Chandler (1)	Executive Vice President and Chief Operating Officer
Al Swanson (1)	Executive Vice President and Chief Financial Officer
Jeremy L. Goebel (1)	Executive Vice President and Chief Commercial Officer
Richard K. McGee (1)	Executive Vice President, General Counsel and Secretary
Chris Herbold (1)	Senior Vice President, Finance and Chief Accounting Officer
Greg L. Armstrong (2)	Senior Advisor to the Chief Executive Officer (former Chairman and Chief Executive Officer)
Victor Burk (2)	Former Senior Advisor, Alvarez and Marsal
Ellen R. DeSanctis (2)	Former Senior Vice President, ConocoPhillips
Kevin McCarthy (2)	Former Vice Chairman, Kayne Anderson Capital Advisors, L.P.
Harry N. Pefanis (2)	Senior Advisor to the Chief Executive Officer (former President)
Gary R. Petersen (2)	Managing Partner, EnCap Investments L.P.
Alexandra D. Pruner (2)	Senior Advisor, Perella Weinberg Partners
John T. Raymond (2)	Managing Partner and Chief Executive Officer, The Energy & Minerals Group
Bobby S. Shackouls (2)	Former Chairman and CEO, Burlington Resources Inc.
Lawrence M. Ziemba (2)	Former Executive Vice President, Refining, Phillips 66

(1)     Executive officer (for purposes of Item 401(b) of Regulation S-K)
(2)     Director

A complete list of our officers, including the executive officers listed above, is available on our website at www.plains.com under Who We Are—Leadership.

Item 11.  Executive Compensation
The information required by this item will be set forth in the Proxy Statement for our 2026 Annual Meeting, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025, and is incorporated herein by reference thereto.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item will be set forth in the Proxy Statement for our 2026 Annual Meeting, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025, and is incorporated herein by reference thereto.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the Proxy Statement for our 2026 Annual Meeting, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025, and is incorporated herein by reference thereto.

Item 14.  Principal Accountant Fees and Services
The information required by this item will be set forth in the Proxy Statement for our 2026 Annual Meeting, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025, and is incorporated herein by reference thereto.

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

2.3*	—
Share Purchase Agreement dated as of June 17, 2025 by and between Plains Midstream Luxembourg S.A.R.L. and Keyera Corp. (portions of this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025).

2.4*	—
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

2.5*	—
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

4.9	—
Thirty-First Supplemental Indenture (3.55% Senior Notes due 2029) dated September 16, 2019, by and among Plains All American Pipeline, L.P., PAA Finance Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to PAA’s Current Report on Form 8-K filed September 17, 2019).

4.10	—
Thirty-Second Supplemental Indenture (3.80% Senior Notes due 2030) dated June 11, 2020, by and among Plains All American Pipeline, L.P., PAA Finance Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to PAA’s Current Report on Form 8-K filed June 11, 2020).

4.11	—
Thirty-Third Supplemental Indenture (5.70% Senior Notes due 2034) dated June 27, 2024, by and among Plains All American Pipeline, L.P., PAA Finance Corp. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to PAA’s Current Report on Form 8-K filed June 27, 2024).

4.12	—
Thirty-Fourth Supplemental Indenture (5.950% Senior Notes due 2035) dated January 15, 2025, by and among Plains All American Pipeline, L.P., PAA Finance Corp. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed January 15, 2025).

4.13	—
Thirty-Fifth Supplemental Indenture (4.70% Senior Notes due 2031) dated September 8, 2025, by and among Plains All American Pipeline, L.P., PAA Finance Corp. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to PAA's Current Report on Form 8-K filed November 14, 2025).

4.14	—
Thirty-Sixth Supplemental Indenture (5.60% Senior Notes due 2036) dated September 8, 2025, by and among Plains All American Pipeline, L.P., PAA Finance Corp. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 to PAA's Current Report on Form 8-K filed November 14, 2025).

4.15	—
Shareholder and Registration Rights Agreement dated October 21, 2013 by and among Plains GP Holdings, L.P. and the other parties signatory thereto (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed October 25, 2013).

4.16	—	Description of Our Securities (incorporated by reference to Exhibit 4.15 to our Annual Report on Form 10-K for the year ended December 31, 2024).

10.1	—
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

10.8	—
Term Loan Agreement, dated as of November 26, 2025, by and among Plains All American Pipeline, L.P., PNC Bank, National Association, as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 3, 2025).

10.9	—
Contribution and Assumption Agreement dated December 28, 2007, by and between Plains AAP, L.P. and PAA GP LLC (incorporated by reference to Exhibit 10.2 to PAA’s Current Report on Form 8-K filed January 4, 2008).

10.10	—
Omnibus Agreement by and among PAA GP Holdings LLC, Plains GP Holdings, L.P., Plains All American GP LLC, Plains AAP, L.P., PAA GP LLC, and Plains All American Pipeline, L.P., dated November 15, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 21, 2016).

10.11	—
Amended and Restated Administrative Agreement by and among PAA GP Holdings LLC, Plains GP Holdings, L.P., Plains All American GP LLC, Plains AAP, L.P., PAA GP LLC, and Plains All American Pipeline, L.P., dated November 15, 2016 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed November 21, 2016).

10.12**	—
Amended and Restated Employment Agreement between Plains All American GP LLC and Greg L. Armstrong dated as of June 30, 2001 (incorporated by reference to Exhibit 10.1 to PAA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.13**	—
First Amendment to Amended and Restated Employment Agreement dated December 4, 2008 between Plains All American GP LLC and Greg L. Armstrong (incorporated by reference to Exhibit 10.49 to PAA’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.14**	—
Waiver Agreement dated as of December 23, 2010 between Plains All American GP LLC and Greg L. Armstrong (incorporated by reference to Exhibit 10.31 to PAA’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.15**	—
Waiver Agreement dated October 21, 2013 to the Amended and Restated Employment Agreement dated June 30, 2001 of Greg L. Armstrong (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed October 25, 2013).

10.16**	—
Second Amended and Restated Employment Agreement dated effective October 1, 2018 between Plains All American GP LLC and Greg L. Armstrong (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018).

10.17**	—
Third Amended and Restated Employment Agreement dated effective January 1, 2020 between Plains All American GP LLC and Greg L. Armstrong (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K for the year ended December 31, 2019).

10.18**	—
Amendment No. 1 to Third Amended and Restated Employment Agreement dated effective December 31, 2021 between Plains All American GP LLC and Greg L. Armstrong (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the year ended December 31, 2021).

10.19**	—
Fourth Amended and Restated Employment Agreement dated effective May 23, 2024 between Plains All American GP LLC and Greg L. Armstrong (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025).

10.20**	—
Amended and Restated Employment Agreement between Plains All American GP LLC and Harry N. Pefanis dated as of June 30, 2001 (incorporated by reference to Exhibit 10.2 to PAA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.21**	—
First Amendment to Amended and Restated Employment Agreement dated December 4, 2008 between Plains All American GP LLC and Harry N. Pefanis (incorporated by reference to Exhibit 10.50 to PAA’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.22**	—
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

10.25**	—
Employment Agreement dated effective June 1, 2025 between Plains All American GP LLC and Harry N. Pefanis (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025).

10.26**	—
Employment Agreement between Plains All American GP LLC and Willie Chiang dated July 10, 2015 (incorporated by reference to Exhibit 10.53 to PAA’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.27**	—
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
Amendment dated August 14, 2025 to Special Promotional LTIP Grant Letter dated August 16, 2018 (Willie Chiang) (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025).

10.30**	—	Plains All American 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit A to PAA’s Definitive Proxy Statement filed on April 12, 2021).

10.31**	—	Plains All American 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit A to PAA’s Definitive Proxy Statement filed on October 3, 2013).

10.32**	—	Plains All American PNG Successor Long-Term Incentive Plan (incorporated by reference to Exhibit 4.4 to PAA’s Registration Statement on Form S-8 (333-193139) filed December 31, 2013).

10.33**	—	PAA Natural Gas Storage, L.P. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to PNG’s Current Report on Form 8-K filed May 11, 2010).

10.34**	—	Plains GP Holdings, L.P. Long Term Incentive Plan (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed October 25, 2013).

10.35	—
Contribution Agreement dated October 21, 2013, by and among Plains GP Holdings, L.P., PAA GP Holdings LLC and the other parties signatory thereto (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed October 25, 2013).

10.36**	—	Form of Special Retention LTIP Grant Letter dated November 20, 2019 (incorporated by reference to Exhibit 10.54 to our Annual Report on Form 10-K for the year ended December 31, 2020).

10.37**	—
Form of Amended and Restated Special Retention LTIP Grant Letter Dated February 24, 2022 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

10.38**	—	Form of LTIP Grant Letter dated August 17, 2023 (Named Executive Officers) (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023).

10.39**	—	Form of LTIP Grant Letter dated August 15, 2024 (Named Executive Officers) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024).

10.40**	—	Form of LTIP Grant Letter dated August 14, 2025 (Named Executive Officers) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025).

10.41**	—	Form of LTIP Grant Letter dated August 14, 2025 (Directors) (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025).

10.42**	—	Form of Special Retention LTIP Grant Letter dated August 14, 2025 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025).

19.1	—	Policy on Insider Trading (incorporated by reference to Exhibit 19.1 to our Annual Report on Form 10-K for the year ended December 31, 2024).

19.2	—	Policy Regarding Special Trading Procedures (incorporated by reference to Exhibit 19.2 to our Annual Report on Form 10-K for the year ended December 31, 2024).

21.1 †	—	List of Subsidiaries of Plains GP Holdings, L.P.

23.1 †	—	Consent of PricewaterhouseCoopers LLP.

31.1 †	—	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2 †	—	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1 ††	—	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350.

32.2 ††	—	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.

97.1	—	Amended and Restated Clawback Policy (incorporated by reference to Exhibit 97.1 to our Annual Report on Form 10-K for the year ended December 31, 2023).

101. INS†	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	—	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

February 27, 2026

	By:	/s/ Al Swanson
Al Swanson,
Executive Vice President and Chief Financial Officer
of PAA GP Holdings LLC
(Principal Financial Officer)

February 27, 2026

	By:	/s/ Chris Herbold
Chris Herbold,
Senior Vice President, Finance and Chief Accounting Officer of PAA GP Holdings LLC
(Principal Accounting Officer)

February 27, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Willie Chiang	Chairman of the Board, Chief Executive Officer and President of PAA GP Holdings LLC (Principal Executive Officer)	February 27, 2026
Willie Chiang

/s/ Al Swanson	Executive Vice President and Chief Financial Officer of PAA GP Holdings LLC (Principal Financial Officer)	February 27, 2026
Al Swanson

/s/ Chris Herbold	Senior Vice President, Finance and Chief Accounting Officer of PAA GP Holdings LLC (Principal Accounting Officer)	February 27, 2026
Chris Herbold

/s/ Greg L. Armstrong	Director of PAA GP Holdings LLC	February 27, 2026
Greg L. Armstrong

/s/ Victor Burk	Director of PAA GP Holdings LLC	February 27, 2026
Victor Burk

/s/ Ellen R. DeSanctis	Director of PAA GP Holdings LLC	February 27, 2026
Ellen R. DeSanctis

/s/ Kevin McCarthy	Director of PAA GP Holdings LLC	February 27, 2026
Kevin McCarthy

/s/ Harry N. Pefanis	Director of PAA GP Holdings LLC	February 27, 2026
Harry N. Pefanis

/s/ Gary R. Petersen	Director of PAA GP Holdings LLC	February 27, 2026
Gary R. Petersen

/s/ Alexandra D. Pruner	Director of PAA GP Holdings LLC	February 27, 2026
Alexandra D. Pruner

/s/ John T. Raymond	Director of PAA GP Holdings LLC	February 27, 2026
John T. Raymond

/s/ Bobby S. Shackouls	Director of PAA GP Holdings LLC	February 27, 2026
Bobby S. Shackouls

/s/ Lawrence M. Ziemba	Director of PAA GP Holdings LLC	February 27, 2026
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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of the Partnership’s internal control over financial reporting. Based on that evaluation, management has concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on Page F-3.

/s/ Willie Chiang
Willie Chiang
Chairman of the Board, President and Chief Executive Officer of PAA GP Holdings LLC
(Principal Executive Officer)

/s/ Al Swanson
Al Swanson
Executive Vice President and Chief Financial Officer of PAA GP Holdings LLC
(Principal Financial Officer)

February 27, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Directors of PAA GP Holdings LLC and Shareholders of Plains GP Holdings, L.P.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Plains GP Holdings, L.P. and its subsidiaries (the “Partnership”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of changes in accumulated other comprehensive income (loss), of changes in partners’ capital and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Partnership’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Acquisition of EPIC Crude Holdings, LP – Valuation of Pipelines and Equipment

As described in Note 8 to the consolidated financial statements, on October 31, 2025, the Partnership purchased an aggregate 55% equity interest in EPIC Crude Holdings, LP, and in a separate transaction, effective November 1, 2025, acquired the remaining 45% equity interest, for total consideration of $2,016 million. Of the identifiable assets acquired, $2,737 million of property and equipment, net, was recorded, a significant portion of which relates to pipelines and equipment. The acquisition was accounted for as a business combination using the acquisition method of accounting. The fair value of acquired pipelines and equipment was determined by management using a cost approach and included an assumption for replacement cost.

The principal considerations for our determination that performing procedures relating to the valuation of pipelines and equipment acquired in the acquisition of EPIC Crude Holdings, LP is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the pipelines and equipment acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumption related to replacement cost; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the pipelines and equipment acquired. These procedures also included, among others (i) reading the purchase agreements; (ii) testing management’s process for developing the fair value estimate of the pipelines and equipment acquired; (iii) evaluating the appropriateness of the cost approach used by management; (iv) testing the completeness and accuracy of the underlying data used in the cost approach; and (v) evaluating the reasonableness of the significant assumption used by management related to replacement cost. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the cost approach and (ii) the reasonableness of the replacement cost assumption.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 27, 2026

We have served as the Partnership’s auditor since 2013.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 31, 2025	December 31, 2024
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$329	$349
Trade accounts receivable and other receivables, net	3,598	3,679
Inventory	211	261
Current assets of discontinued operations (Note 3)	479	415
Other current assets	87	72
Total current assets	4,704	4,776

PROPERTY AND EQUIPMENT	22,536	18,528
Accumulated depreciation	(5,676)	(5,082)
Property and equipment, net	16,860	13,446

OTHER ASSETS
Investments in unconsolidated entities	2,846	2,811
Intangible assets, net	1,754	1,677
Deferred tax asset	1,136	1,220
Linefill	900	904
Long-term operating lease right-of-use assets, net	198	189
Long-term inventory	214	242
Long-term assets of discontinued operations (Note 3)	2,557	2,349
Other long-term assets, net	107	142
Total assets	$31,276	$27,756

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES
Trade accounts payable	$3,457	$3,647
Short-term debt	563	407
Current liabilities of discontinued operations (Note 3)	382	350
Other current liabilities	500	520
Total current liabilities	4,902	4,924

LONG-TERM LIABILITIES
Senior notes, net	9,118	7,141
Other long-term debt, net	1,578	70
Long-term operating lease liabilities	202	192
Long-term liabilities of discontinued operations (Note 3)	606	576
Other long-term liabilities and deferred credits	654	537
Total long-term liabilities	12,158	8,516

COMMITMENTS AND CONTINGENCIES (NOTE 19)

PARTNERS’ CAPITAL
Class A shareholders (197,904,124 and 197,465,699 shares outstanding, respectively)	1,345	1,351
Noncontrolling interests	12,871	12,965
Total partners’ capital	14,216	14,316
Total liabilities and partners’ capital	$31,276	$27,756

The accompanying notes are an integral part of these consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2025	2024	2023
REVENUES
Product sales revenues	$42,501	$47,199	$45,745
Services revenues	1,761	1,690	1,591
Total revenues	44,262	48,889	47,336
COSTS AND EXPENSES
Purchases and related costs	40,433	45,162	43,937
Field operating costs	1,154	1,471	1,085
General and administrative expenses	348	334	305
Depreciation and amortization	953	901	912
(Gains)/losses on asset sales, asset impairments and other, net (Note 7, Note 8)	(54)	159	(152)
Total costs and expenses	42,834	48,027	46,087
OPERATING INCOME	1,428	862	1,249
OTHER INCOME/(EXPENSE)
Equity earnings in unconsolidated entities	382	452	369
Gain on investments in unconsolidated entities, net (Note 8, Note 9)	31	15	28
Interest expense (net of capitalized interest of $11, $9 and $10, respectively)	(467)	(382)	(386)
Other income, net	21	16	102
INCOME FROM CONTINUING OPERATIONS BEFORE TAX	1,395	963	1,362
Current income tax expense from continuing operations	(1)	(82)	(70)
Deferred income tax expense from continuing operations	(91)	(42)	(59)
INCOME FROM CONTINUING OPERATIONS, NET OF TAX	1,303	839	1,233
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX (NOTE 3)	383	231	192
NET INCOME	1,686	1,070	1,425
Net income attributable to noncontrolling interests from continuing operations	(1,151)	(800)	(1,089)
Net income attributable to noncontrolling interests from discontinued operations	(275)	(167)	(138)
Net income attributable to noncontrolling interests	(1,426)	(967)	(1,227)
Net income attributable to PAGP from continuing operations	152	39	144
Net income attributable to PAGP from discontinued operations	108	64	54
NET INCOME ATTRIBUTABLE TO PAGP	$260	$103	$198

Basic weighted average Class A shares outstanding	198	197	195
Basic Net Income per Class A Share:
Continuing operations	$0.77	$0.19	$0.74
Discontinued operations	0.54	0.33	0.27
Basic net income per Class A share	$1.31	$0.52	$1.01

Diluted weighted average Class A shares outstanding	233	232	239
Diluted Net Income per Class A Share:
Continuing operations	$0.77	$0.19	$0.74
Discontinued operations	0.53	0.32	0.26
Diluted net income per Class A share	$1.30	$0.51	$1.00
The accompanying notes are an integral part of these consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2025	2024	2023
Net income	$1,686	$1,070	$1,425
Other comprehensive income/(loss)	187	(247)	118
Comprehensive income	1,873	823	1,543
Comprehensive income attributable to noncontrolling interests	(1,561)	(789)	(1,312)
Comprehensive income attributable to PAGP	$312	$34	$231

The accompanying notes are an integral part of these consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN ACCUMULATED
OTHER COMPREHENSIVE INCOME/(LOSS)
(in millions)

	Derivative Instruments	Translation Adjustments	Other	Total
Balance at December 31, 2022	$(107)	$(846)	$(1)	$(954)

Reclassification adjustments	11	—	—	11
Unrealized gain on hedges	15	—	—	15
Currency translation adjustments	—	91	—	91
Other	—	—	1	1
2023 Activity	26	91	1	118
Balance at December 31, 2023	$(81)	$(755)	$—	$(836)

Reclassification adjustments	8	—	—	8
Unrealized gain on hedges	29	—	—	29
Currency translation adjustments	—	(284)	—	(284)
2024 Activity	37	(284)	—	(247)
Balance at December 31, 2024	$(44)	$(1,039)	$—	$(1,083)

Reclassification adjustments	5	—	—	5
Unrealized gain on hedges	10	—	—	10
Currency translation adjustments	—	167	—	167
Other	—	—	5	5
2025 Activity	15	167	5	187
Balance at December 31, 2025	$(29)	$(872)	$5	$(896)

The accompanying notes are an integral part of these consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,686	$1,070	$1,425
Reconciliation of net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(383)	(231)	(192)
Depreciation and amortization	953	901	912
(Gains)/losses on asset sales, asset impairments and other, net (Note 7, Note 8)	(54)	159	(152)
Equity-indexed compensation expense	50	52	51
Deferred income tax expense	91	42	59
(Gain)/loss on foreign currency revaluation	13	(12)	3
Settlement of terminated interest rate hedging instruments (Note 13)	37	57	80
Change in fair value of Preferred Distribution Rate Reset Option (Note 13)	—	—	(58)
Equity earnings in unconsolidated entities	(382)	(452)	(369)
Distributions on earnings from unconsolidated entities	486	505	458
Gain on investments in unconsolidated entities, net (Note 8, Note 9)	(31)	(15)	(28)
Other	15	17	18
Changes in assets and liabilities, net of acquisitions:
Trade accounts receivable and other	207	94	79
Inventory	96	120	102
Trade accounts payable and other	(337)	(77)	(141)
Cash provided by operating activities - continuing operations	2,447	2,230	2,247
Cash provided by operating activities - discontinued operations	484	254	475
Net cash provided by operating activities	2,931	2,484	2,722
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in connection with acquisitions, net of cash acquired (Note 8)	(2,651)	(248)	(425)
Investments in unconsolidated entities (Note 9)	(2)	(4)	(33)
Additions to property, equipment and other	(643)	(448)	(408)
Cash paid for purchases of linefill	(27)	(21)	(10)
Proceeds from sales of assets (Note 8)	81	11	328
Other investing activities	—	5	8
Cash used in investing activities - continuing operations	(3,242)	(705)	(540)
Cash used in investing activities - discontinued operations	(197)	(170)	(162)
Net cash used in investing activities	(3,439)	(875)	(702)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings/(repayments) under PAA commercial paper program (Note 11)	577	(40)	433
Repayment under PAA EPIC credit agreement (Note 11)	(1,114)	—	—
Borrowing under PAA term loan (Note 11)	1,100	—	—
Proceeds from the issuance of PAA senior notes (Note 11)	2,998	650	—
Repayments of PAA senior notes (Note 11)	(1,000)	(750)	(1,100)
Repurchase of common units by a subsidiary (Note 12)	(8)	—	—
Repurchase of Series A preferred units by a subsidiary (Note 12)	(333)	—	—
Distributions paid to Class A shareholders (Note 12)	(301)	(251)	(209)
Distributions paid to noncontrolling interests (Note 12)	(1,441)	(1,319)	(1,113)
Contributions from noncontrolling interests	75	57	106
Other financing activities	(79)	(49)	(88)
Net cash provided by/(used in) financing activities	474	(1,702)	(1,971)
Effect of translation adjustment - continuing operations	14	(13)	3
Effect of translation adjustment - discontinued operations	—	2	(3)
Net increase/(decrease) in cash and cash equivalents and restricted cash	(20)	(104)	49
Cash and cash equivalents and restricted cash, beginning of period	349	453	404
Cash and cash equivalents and restricted cash, end of period	$329	$349	$453

Cash paid for:
Interest, net of amounts capitalized	$431	$351	$377
Income taxes, net of amounts refunded (Note 15)	$98	$269	$69

The accompanying notes are an integral part of these consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(in millions)

	Class A Shareholders	Noncontrolling Interests	Total Partners’ Capital
Balance at December 31, 2022	$1,524	$13,114	$14,638

Net income	198	1,227	1,425
Distributions (Note 12)	(209)	(1,121)	(1,330)
Deferred tax asset (Note 15)	(2)	—	(2)
Other comprehensive income (Note 12)	33	85	118
Equity-indexed compensation expense	11	26	37
Contributions from noncontrolling interests	—	106	106
Other	(7)	(13)	(20)
Balance at December 31, 2023	$1,548	$13,424	$14,972

Net income	103	967	1,070
Distributions (Note 12)	(251)	(1,318)	(1,569)
Deferred tax asset (Note 15)	18	—	18
Other comprehensive loss (Note 12)	(69)	(178)	(247)
Equity-indexed compensation expense	12	26	38
Contributions from noncontrolling interests	—	57	57
Other	(10)	(13)	(23)
Balance at December 31, 2024	$1,351	$12,965	$14,316

Net income	260	1,426	1,686
Distributions (Note 12)	(300)	(1,433)	(1,733)
Deferred tax asset (Note 15)	(4)	—	(4)
Other comprehensive income (Note 12)	53	134	187
Equity-indexed compensation expense	12	26	38
Repurchase of common units by a subsidiary (Note 12)	1	(9)	(8)
Repurchase of Series A preferred units by a subsidiary (Note 12)	(12)	(301)	(313)
Contributions from noncontrolling interests	—	75	75
Other	(16)	(12)	(28)
Balance at December 31, 2025	$1,345	$12,871	$14,216

The accompanying notes are an integral part of these consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Basis of Consolidation and Presentation

Organization

Plains GP Holdings, L.P. (“PAGP”) is a Delaware limited partnership formed in 2013 that has elected to be taxed as a corporation for United States federal income tax purposes. PAGP does not directly own any operating assets; as of December 31, 2025, its sole source of cash flow is derived from an indirect investment in Plains All American Pipeline, L.P. (“PAA”), a publicly traded Delaware limited partnership. As used in this Form 10-K and unless the context indicates otherwise (taking into account the fact that PAGP has no operating activities apart from those conducted by PAA and its subsidiaries), the terms “Partnership,” “we,” “us,” “our,” “ours” and similar terms refer to PAGP and its subsidiaries.

As of December 31, 2025, we owned an approximate 85% limited partner interest in Plains AAP, L.P. (“AAP”) through our ownership of approximately 197.9 million Class A units of AAP (“AAP units”). We also own a 100% managing member interest in Plains All American GP LLC (“GP LLC”), a Delaware limited liability company that holds the non-economic general partner interest in AAP. AAP is a Delaware limited partnership that, as of December 31, 2025, directly owned a limited partner interest in PAA through its ownership of approximately 233.0 million PAA common units (approximately 31% of PAA’s total outstanding common units and Series A preferred units combined). AAP is the sole member of PAA GP LLC (“PAA GP”), a Delaware limited liability company that directly holds the non-economic general partner interest in PAA.

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NGL	=	Natural gas liquids, including ethane, propane and butane
NYMEX	=	New York Mercantile Exchange
OECD	=	Organisation for Economic Co-operation and Development
SEC	=	United States Securities and Exchange Commission
SOFR	=	Secured Overnight Financing Rate
TWh	=	Terawatt hour
U.S.	=	United States
USD	=	United States dollar

Basis of Consolidation and Presentation

The accompanying financial statements and related notes present and discuss our consolidated financial position as of December 31, 2025 and 2024, and the consolidated results of our operations, cash flows, changes in partners’ capital, comprehensive income and changes in accumulated other comprehensive income/(loss) for the years ended December 31, 2025, 2024 and 2023. All significant intercompany balances and transactions have been eliminated in consolidation, and certain reclassifications have been made to information from previous years to conform to the current presentation. These reclassifications had no impact on net income or total partners’ capital.

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

With the exception of a deferred tax asset of $1.136 billion and $1.220 billion as of December 31, 2025 and 2024, respectively, substantially all assets and liabilities presented on PAGP’s Consolidated Balance Sheets are those of PAA. Only the assets of each respective VIE can be used to settle the obligations of that individual VIE, and the creditors of each/either of those VIEs do not have recourse against the general credit of PAGP. PAGP did not provide any financial support to PAA or AAP during the years ended December 31, 2025, 2024 or 2023. See Note 17 for information regarding the Omnibus Agreement entered into by the Plains Entities on November 15, 2016.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Pending Sale of Canadian NGL Business

On June 17, 2025, a subsidiary of PAA entered into a definitive Share Purchase Agreement (“SPA”) with Keyera Corp. (“Keyera”), an Alberta corporation, pursuant to which Keyera agreed to acquire all of the issued and outstanding shares of Plains Midstream Canada ULC, PAA’s wholly-owned subsidiary that owns substantially all of the NGL business in Canada (the “Canadian NGL Business”), for cash consideration of approximately CAD$5.15 billion (approximately $3.75 billion), subject to certain post-closing adjustments, as defined in the SPA. This transaction is expected to close around the end of the first quarter of 2026, subject to the satisfaction or waiver of customary closing conditions, including receipt of regulatory approvals.

We determined that in conjunction with entering into the SPA, the operations of the Canadian NGL Business meet the criteria for classification as held for sale and for discontinued operations reporting, as the sale will represent a strategic shift that will have a major effect on our operations and financial results. Accordingly, the assets and liabilities of the Canadian NGL Business have been classified as held for sale, and the balance sheet, results of operations and cash flows of the Canadian NGL Business have been presented as discontinued operations in our consolidated financial statements. Unless otherwise indicated, the disclosures included within the accompanying notes to the consolidated financial statements relate to our continuing operations and exclude amounts related to discontinued operations. These changes have been applied retrospectively to all periods presented. Discontinued operations are not presented separately within our Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Accumulated Other Comprehensive Income/(Loss) or the Consolidated Statements of Changes in Partners’ Capital. See Note 3 for additional information regarding discontinued operations. All significant intercompany balances and transactions between the Canadian NGL Business and our continuing operations have been eliminated.

We will divest the Canadian NGL Business as part of the sale, which includes substantially all of our NGL assets; the assets that we will retain are located in the United States. Prior to its classification as held for sale and presentation as discontinued operations, the Canadian NGL Business was part of our NGL reportable segment.

In June 2025, we entered into a forward currency instrument to hedge currency exchange risk associated with anticipated proceeds from the pending sale of our Canadian NGL Business. See Note 13 for additional information.

In connection with and contingent upon closing of the pending sale, we and Keyera entered into an agreement for certain hedging arrangements and payments relating to the differential between the price of natural gas and the extracted NGL commodities (“Frac Spread”) for a twelve-month period commencing the first month after the closing date. As a result of this arrangement, we will guarantee a minimum Frac Spread margin on certain volumes. The recognition of an asset or liability will be dependent upon the terms of the specific contracts transferred as part of the sale of the Canadian NGL Business and the market conditions at that time the sale closes. We do not expect any liability we might recognize as a result of this agreement to have a material adverse effect on our consolidated financial condition, results of operations or cash flows; for example, if the sale closed at the end of the first quarter of 2026, based on existing contracts to be transferred and current market conditions as of December 31, 2025, we would recognize a liability of approximately $65 million.

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

Certain of our subsidiaries also enter into transactions and have monetary assets and liabilities that are denominated in a currency other than the entities’ respective functional currencies. Gains and losses from the revaluation of foreign currency transactions and monetary assets and liabilities are generally included in the Consolidated Statements of Operations. However, gains and losses arising from intercompany foreign currency transactions that are of a long-term investment nature are reported in the same manner as translation adjustments. For the years ended December 31, 2025, 2024 and 2023, the revaluation of foreign currency transactions and monetary assets and liabilities resulted in the recognition of a net loss of $13 million, a net gain of $12 million and a net loss of $3 million, respectively, in our Consolidated Statements of Operations.

Cash and Cash Equivalents

Cash and cash equivalents consist of all unrestricted demand deposits and funds invested in highly liquid instruments with original maturities of three months or less and typically exceed federally insured limits. We periodically assess the financial condition of the institutions where these funds are held and believe that our credit risk is minimal.

In accordance with our policy, unless they may be covered by funds on deposit, outstanding checks are classified as trade accounts payable rather than negative cash. As of December 31, 2025 and 2024, trade accounts payable included $31 million and $27 million, respectively, of outstanding checks that were reclassified from cash and cash equivalents.

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Some of our assets, primarily our pipelines and terminals assets, have contractual or regulatory obligations to perform remediation and, in some instances, dismantlement and removal activities when the assets are abandoned. These obligations include varying levels of activity including disconnecting inactive assets from active assets, cleaning and purging assets, and in some cases, completely removing the assets and returning the land to its original state. These assets have been in existence for many years and with regular maintenance will continue to be in service for many years to come. It is not possible to predict when demand for these transportation, storage or other services will cease, and we do not believe that such demand will cease for the foreseeable future. Accordingly, we believe the date when these assets will be abandoned is indeterminate. With no reasonably determinable abandonment date, we cannot reasonably estimate the fair value of the associated asset retirement obligations. We will record asset retirement obligations for these assets in the period in which sufficient information becomes available for us to reasonably estimate the settlement dates.

A small portion of our contractual or regulatory obligations is related to assets that are inactive or that we plan to take out of service and, although the ultimate timing and costs to settle these obligations are not known with certainty, we have recorded a reasonable estimate of these obligations. The following table presents the change in the liability for asset retirement obligations, substantially all of which is reflected in “Other long-term liabilities and deferred credits” on our Consolidated Balance Sheets as of December 31, 2025, 2024 and 2023 (in millions):

	December 31,
	2025	2024	2023
Beginning balance	$109	$106	$103
Liabilities incurred	—	—	1
Liabilities settled	(1)	(2)	(1)
Accretion expense	4	4	4
Revisions in estimated cash flows	—	1	(1)
Ending balance	$112	$109	$106

Fair Value Measurements

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which affects the placement of assets and liabilities within the fair value hierarchy levels. The determination of the fair values includes not only the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits and letters of credit) but also the impact of our nonperformance risk on our liabilities. The fair value of our commodity, interest rate and foreign currency derivatives includes adjustments for credit risk. Our credit adjustment methodology uses market observable inputs and requires judgment. There were no changes to any of our valuation techniques during the period. See Note 13 for further discussion.

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires, among other things, disaggregated information about effective tax rate reconciliation and income taxes paid (net of refunds received) on an annual basis. The guidance is effective prospectively for annual periods beginning after December 15, 2024 with retrospective or early adoption permitted. We adopted this guidance beginning with our annual report for the year ended December 31, 2025. See Note 15 for updated income tax disclosures. Other than such disclosure updates, our adoption did not have a material impact on our financial position, results of operations or cash flows.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disaggregated disclosure of significant segment expenses and other amounts included within the reported measure of segment profit or loss for each reportable segment on an annual and interim basis. The guidance is effective retrospectively for annual periods beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024 with early adoption permitted. We adopted this guidance beginning with our annual report for the year ended December 31, 2024. See Note 20 for our segment disclosures. Other than disclosures, our adoption did not have a material impact on our financial position, results of operations or cash flows.

In August 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which requires a newly-formed joint venture to apply a new basis of accounting to its contributed net assets, resulting in the joint venture initially measuring its contributed net assets at fair value on the formation date. This guidance is effective prospectively for all joint ventures with a formation date on or after January 1, 2025, with early adoption permitted. We adopted this guidance for joint venture formations on or after January 1, 2025.

SEC Climate Disclosure Rules

In March 2024, the SEC adopted final rules (“climate disclosure rules”) requiring registrants to disclose, among other things, information about material climate-related risks and their impact on a registrant’s strategy, business model and outlook; information about material direct and indirect greenhouse gas emissions (Scope 1 and Scope 2), which are subject to assurance requirements; and the financial statement effects of severe weather events and other natural conditions. In April 2024, the SEC stayed the climate disclosure rules pending resolution of legal challenges. In March 2025, the SEC voted to withdraw its defense of the climate disclosure rules.

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
Note 3—Discontinued Operations

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

The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations (in millions):

	December 31, 2025	December 31, 2024
Assets:
Current assets:
Trade accounts receivable and other receivables, net	$285	$222
Inventory	176	178
Other current assets	18	15
Total current assets of discontinued operations	$479	$415

Long-term assets:
Property and equipment, net (1)	$2,191	$1,978
Linefill	70	64
Long-term operating lease right-of-use assets, net	138	143
Long-term inventory	38	38
Other long-term assets, net	120	126
Total long-term assets of discontinued operations	$2,557	$2,349

Liabilities:
Current liabilities:
Trade accounts payable	$295	$234
Other current liabilities	87	116
Total current liabilities of discontinued operations	$382	$350

Long-term liabilities:
Long-term operating lease liabilities	$96	$121
Other long-term liabilities and deferred credits	510	455
Total long-term liabilities of discontinued operations	$606	$576

(1)Amounts are net of accumulated depreciation of $876 million and $794 million as of December 31, 2025 and 2024, respectively.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table provides a reconciliation of the line items comprising income from discontinued operations before tax to income from discontinued operations, net of tax (in millions):

	Year Ended December 31,
	2025	2024	2023
Revenues:
Product sales	$1,186	$1,055	$1,229
Services	131	129	147
Total revenues	1,317	1,184	1,376
Cost and Expenses:
Purchases and related costs	411	398	594
Field operating costs	259	297	340
General and administrative expenses	47	53	51
Depreciation and amortization	57	125	139
Losses on asset sales, net	21	1	—
Total costs and expenses	795	874	1,124
Other income, net	—	1	—
Income from discontinued operations before tax	522	311	252
Current income tax expense	(99)	(113)	(75)
Deferred income tax (expense)/benefit	(40)	33	15
Income from discontinued operations, net of tax	$383	$231	$192

Note 4—Revenues and Accounts Receivable

Revenue Recognition

We disaggregate our revenues by segment and type of activity. These categories depict how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors.

Revenues from Contracts with Customers. The following tables present our revenues from contracts with customers disaggregated by segment and type of activity (in millions):

	Year Ended December 31,
	2025	2024	2023
Crude Oil segment revenues from contracts with customers
Sales	$42,408	$47,036	$45,621
Transportation	1,330	1,231	1,144
Terminalling, Storage and Other	349	384	381
Total Crude Oil segment revenues from contracts with customers	$44,087	$48,651	$47,146

	Year Ended December 31,
	2025	2024	2023
NGL segment revenues from contracts with customers
Sales	$144	$180	$179
Terminalling, Storage and Other	6	7	7
Total NGL segment revenues from contracts with customers	$150	$187	$186

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

Year Ended December 31, 2025	Crude Oil	NGL	Total
Revenues from contracts with customers	$44,087	$150	$44,237
Other revenues	44	1	45
Total revenues of reportable segments	$44,131	$151	$44,282
Intersegment revenues elimination			(20)
Total revenues			$44,262

Year Ended December 31, 2024	Crude Oil	NGL	Total
Revenues from contracts with customers	$48,651	$187	$48,838
Other revenues	69	—	69
Total revenues of reportable segments	$48,720	$187	$48,907
Intersegment revenues elimination			(18)
Total revenues			$48,889

Year Ended December 31, 2023	Crude Oil	NGL	Total
Revenues from contracts with customers	$47,146	$186	$47,332
Other revenues	28	—	28
Total revenues of reportable segments	$47,174	$186	$47,360
Intersegment revenues elimination			(24)
Total revenues			$47,336

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

The following table presents counterparty deficiencies associated with contracts with customers and buy/sell arrangements that include minimum volume commitments for which we had remaining performance obligations and the customers still had the ability to meet their obligations (in millions):

		December 31,
Counterparty Deficiencies	Financial Statement Classification	2025	2024
Billed and collected	Other current liabilities	$47	$83

Contract Balances. Our contract balances consist of amounts received associated with services or sales for which we have not yet completed the related performance obligation. The following table presents the changes in the liability balance associated with contracts with customers (in millions):

Contract Liabilities
Balance at December 31, 2023	$101
Amounts recognized as revenue	(36)
Additions	23
Other	(1)
Balance at December 31, 2024	$87
Amounts recognized as revenue	(42)
Additions	42
Balance at December 31, 2025	$87

Remaining Performance Obligations. The information below includes the amount of consideration allocated to partially and wholly unsatisfied remaining performance obligations under contracts that existed as of the end of the periods and the timing of revenue recognition of those remaining performance obligations. Certain contracts meet the requirements for the presentation as remaining performance obligations. These contracts include a fixed minimum level of service, typically a set volume of service, and do not contain any variability other than expected timing within a limited range. The following table presents the amount of consideration associated with remaining performance obligations for the population of contracts with external customers meeting the presentation requirements as of December 31, 2025 (in millions):

	2026	2027	2028	2029	2030	2031 and Thereafter
Pipeline revenues supported by minimum volume commitments and capacity agreements (1)	$398	$330	$296	$210	$152	$835
Terminalling, storage and other agreement revenues	241	211	153	109	72	423
Total	$639	$541	$449	$319	$224	$1,258

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

Accounts receivable from the sale of crude oil are generally settled with counterparties on the industry settlement date, which is typically in the month following the month in which the title transfers. Otherwise, we generally invoice customers within 30 days of when the products or services were provided and generally require payment within 30 days of the invoice date. We review all outstanding accounts receivable balances on a monthly basis and record our receivables net of expected credit losses. We do not write-off accounts receivable balances until we have exhausted substantially all collection efforts. At December 31, 2025 and 2024, substantially all of our trade accounts receivable were less than 30 days past their invoice date. Our expected credit losses are immaterial. Although we consider our credit procedures to be adequate to mitigate any significant credit losses, the actual amount of current and future credit losses could vary significantly from estimated amounts.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following is a reconciliation of trade accounts receivable from revenues from contracts with customers to total Trade accounts receivable and other receivables, net as presented on our Consolidated Balance Sheets (in millions):

	December 31,
	2025	2024
Trade accounts receivable arising from revenues from contracts with customers	$3,639	$3,922
Other trade accounts receivables and other receivables (1)	7,357	7,339
Impact due to contractual rights of offset with counterparties	(7,398)	(7,582)
Trade accounts receivable and other receivables, net	$3,598	$3,679

(1)    The balance is comprised primarily of accounts receivable associated with buy/sell arrangements that are not within the scope of ASC 606.

Note 5—Net Income Per Class A Share

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

Exchanges of potentially dilutive AAP units are assumed to have occurred at the beginning of the period and the incremental income attributable to PAGP resulting from the assumed exchanges is representative of the incremental income that would have been attributable to PAGP if the assumed exchanges occurred on that date. See Note 12 for information regarding exchanges of AAP units. PAGP LTIP awards that are deemed to be dilutive are reduced by a hypothetical share repurchase based on the remaining unamortized fair value, as prescribed by the treasury stock method in guidance issued by the FASB. See Note 18 for information regarding PAGP LTIP awards.

On a weighted-average basis, for the years ended December 31, 2025, 2024 and 2023, the possible exchange of 35 million, 35 million and 44 million AAP units, respectively, was dilutive to net income per Class A share from discontinued operations. The possible exchange did not result in dilution for net income per Class A share from continuing operations for any of the years presented. Accordingly, the effect of the possible exchange of AAP units is included in the computation of diluted net income per Class A share for discontinued operations for these years and excluded from the calculation for all others. For each of the years ended December 31, 2025, 2024 and 2023, our PAGP LTIP awards were also dilutive and are included in the calculation of diluted weighted average Class A shares outstanding, as applicable.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the computation of basic and diluted net income per Class A share (in millions, except per share data):

	Year Ended December 31,
	2025	2024	2023
Basic Net Income per Class A Share
Net income attributable to PAGP from continuing operations	$152	$39	$144

Net income attributable to PAGP from discontinued operations	$108	$64	$54

Basic weighted average Class A shares outstanding	198	197	195

Basic Net Income per Class A Share:
Continuing operations	$0.77	$0.19	$0.74
Discontinued operations	0.54	0.33	0.27
Basic net income per Class A share	$1.31	$0.52	$1.01

Diluted Net Income per Class A Share
Net income attributable to PAGP from continuing operations	$152	$39	$144

Net income attributable to PAGP from discontinued operations	$108	$64	$54
Incremental net income attributable to PAGP resulting from assumed exchange of AAP Management Units	15	9	9
Net income attributable to PAGP from discontinued operations including incremental net income from assumed exchange of AAP Management Units	$123	$73	$63

Basic weighted average Class A shares outstanding	198	197	195
Dilutive shares resulting from assumed exchange of AAP Management Units	35	35	44
Diluted weighted average Class A shares outstanding	233	232	239

Diluted Net Income per Class A Share:
Continuing operations	$0.77	$0.19	$0.74
Discontinued operations	0.53	0.32	0.26
Diluted net income per Class A share	$1.30	$0.51	$1.00

Note 6—Inventory, Linefill and Long-term Inventory

Inventory, including long-term inventory, primarily consists of crude oil and NGL in pipelines, storage facilities and railcars that are valued at the lower of cost or net realizable value, with cost determined using an average cost method within specific inventory pools. At the end of each reporting period, we assess the carrying value of our inventory and make any adjustments necessary to reduce the carrying value to the applicable net realizable value. Any resulting adjustments are a component of “Purchases and related costs” on our accompanying Consolidated Statements of Operations. No adjustments were recorded during the years ended December 31, 2025, 2024 or 2023.

Linefill in assets we own is recorded at historical cost. We classify as linefill (i) our proportionate share of barrels used to fill a pipeline that we own such that when an incremental barrel is pumped into or enters a pipeline it forces product out at another location and (ii) barrels that represent the minimum working requirements in tanks and caverns that we own. Linefill carrying amounts are reviewed for impairment in accordance with FASB guidance with respect to accounting for the impairment or disposal of long-lived assets. Carrying amounts that are not expected to be recoverable through future cash flows are written down to estimated fair value. See Note 7 for further discussion regarding impairment of long-lived assets. During 2025, 2024 and 2023, we did not recognize any material impairments of linefill.

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

Inventory, linefill and long-term inventory consisted of the following (barrels in thousands and carrying value in millions):

	December 31, 2025				December 31, 2024
	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)
Inventory
Crude oil	2,948	barrels	$166	$56.31	3,321	barrels	$221	$66.55
NGL	562	barrels	27	$48.04	603	barrels	26	$43.12
Other	N/A		18	N/A	N/A		14	N/A
Inventory subtotal			211				261

Linefill
Crude oil	15,112	barrels	898	$59.42	15,463	barrels	903	$58.40
NGL	33	barrels	2	$60.61	32	barrels	1	$31.25
Linefill subtotal			900				904

Long-term inventory
Crude oil	3,724	barrels	213	$57.20	3,413	barrels	238	$69.73
NGL	26	barrels	1	$38.46	90	barrels	4	$44.44
Long-term inventory subtotal			214				242

Total			$1,325				$1,407

(1)Price per unit of measure is comprised of a weighted average associated with various grades, qualities and locations. Accordingly, these prices may not coincide with any published benchmarks for such products.

Note 7—Property and Equipment

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Property and equipment, net is stated at cost and consisted of the following (in millions):

	Estimated Useful Lives (Years)	December 31,
		2025	2024
Crude oil pipeline systems	10 - 50	$18,428	$14,612
Crude oil storage and terminal facilities	10 - 50	2,808	2,679
NGL storage, terminal, fractionation and processing facilities	10 - 50	365	364
Office property and equipment and rolling stock	2 - 50	373	430
Construction in progress	N/A	238	148
Land and other	N/A	324	295
Property and equipment, gross (1)		22,536	18,528
Accumulated depreciation		(5,676)	(5,082)
Property and equipment, net		$16,860	$13,446

(1)We include rights-of-way, which are intangible assets, within property and equipment.

We calculate our depreciation using the straight-line method, based on estimated useful lives and salvage values of our assets. Depreciation expense for the years ended December 31, 2025, 2024 and 2023 was $673 million, $639 million and $618 million, respectively.

As of December 31, 2025, 2024 and 2023, we incurred liabilities of $43 million, $44 million and $40 million, respectively, for construction in progress that had not been paid.

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

We did not recognize any material asset impairments during the years ended December 31, 2025 and 2023.

Note 8—Acquisitions, Divestitures and Other Transactions

Acquisitions

EPIC (Cactus III)

On October 31, 2025, we purchased an aggregate 55% equity interest in EPIC Crude Holdings, LP (“EPIC Crude Holdings”), which owns the EPIC Crude Oil Pipeline (which we now refer to as our “Cactus III Pipeline”), from subsidiaries of Diamondback Energy, Inc. and Kinetik Holdings Inc., for approximately $1.568 billion, subject to certain adjustments and inclusive of $613 million of debt assumed. We also agreed to a potential earnout payment of $193 million contingent upon the formal sanctioning before the end of 2027 of one or more expansions of Cactus III Pipeline that in the aggregate will increase the capacity of the pipeline to at least 900,000 barrels per day. In a separate transaction, effective November 1, 2025, we acquired the remaining 45% equity interest in EPIC Crude Holdings from a portfolio company of Ares Private Equity funds for approximately $1.327 billion, subject to certain adjustments and inclusive of $501 million of debt assumed. We also agreed to a potential earnout payment to the seller of up to $157 million depending on the timing and amount of incremental expansion capacity up to 300,000 barrels per day in excess of 650,000 barrels per day that is formally sanctioned before the end of 2028. The aggregate cash consideration also includes closing cash and working capital of approximately $121 million. The estimated fair value of the aggregate earnout consideration recorded in connection with these transactions was approximately $115 million. The fair value of the aggregate earnout consideration was determined based on weighted-average probabilities of certain capacity expansion scenarios and the related timing thereof.

Subsequent to these two transactions (collectively, the “EPIC acquisition”), we now own 100% of EPIC Crude Holdings and are the operator of record for the Cactus III Pipeline, which provides long-haul crude oil takeaway from the Permian and Eagle Ford basins to the Gulf Coast market at Corpus Christi. We believe this acquisition is highly synergistic and strategic to our existing footprint. The EPIC acquisition will be accounted for in our Crude Oil segment.

The EPIC acquisition was accounted for as a business combination using the acquisition method of accounting. The following table presents the fair value of the consideration in the EPIC acquisition (in millions):

Consideration:	Recognized Amount
Cash consideration	$1,901
Contingent consideration	115
Total consideration	$2,016

In accordance with applicable accounting guidance, the fair value of the assets acquired and liabilities assumed following the acquisition was utilized as the consideration transferred for the purchase price allocation. The determination of the fair value of the assets and liabilities assumed was estimated in accordance with applicable accounting guidance. The analysis was performed based on estimates that are reflective of market participant assumptions. The following table reflects

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
our preliminary determination of the fair value of the assets acquired and liabilities assumed in connection with the EPIC acquisition (in millions):

Identifiable Assets Acquired and Liabilities Assumed:	Estimated Useful Lives (in years)	Recognized Amount
Working capital and other assets, net	N/A	$160
Property and equipment, net	47	2,737
Intangible assets	5 - 10	267
Other long-term debt, net	N/A	(1,114)
Long-term operating lease liability	N/A	(34)
Total		$2,016

The acquired Property and equipment, net is primarily comprised of pipelines, equipment and rights of way. The intangible assets recognized in this transaction relate to long-term contracts which contain rates that are favorable to current market conditions. We utilized widely accepted valuation techniques for these types of assets that represent Level 3 measurements in the fair value hierarchy. A Level 3 measurement is one for which there are no observable market inputs.

The fair value of acquired pipelines and equipment was determined using a cost approach with an assumption for replacement cost. The fair value of acquired rights of way was determined using a market approach for similar assets.

The fair value of the favorable contracts was determined using an income approach that considers the projected volumes to be transported over the life of the contracts, assumptions for current market rates, and a discount rate that a theoretical market participant would assign to the intangible asset of approximately 17%.

The useful lives of the favorable contracts range from 5 to 10 years, and amortization of these intangible assets is recognized using the declining balance method of amortization. Amortization expense was approximately $15 million for the year ended December 31, 2025, and the future amortization expense through 2030 is estimated as follows (in millions):

2026	$67
2027	$53
2028	$34
2029	$29
2030	$21

In connection with the EPIC acquisition, we assumed the EPIC credit agreement, which provided for a $1.2 billion term loan (the “EPIC term loan”) and a $125 million revolving credit facility (the “EPIC revolver”). On December 1, 2025, we repaid the $1.1 billion of borrowings outstanding under the EPIC term loan and terminated the EPIC credit agreement. See Note 11 for additional information regarding the EPIC credit agreement. The EPIC term loan was valued at par based on the expectation of terminating the loan at such value.

During the year ended December 31, 2025, we incurred approximately $9 million of transaction-related costs associated with the EPIC acquisition. Such costs are reflected as a component of “General and administrative expenses” on our Consolidated Statements of Operations.

Pro Forma and Other Financial Results

Financial results from the EPIC acquisition have been included in our results of operations within the Crude Oil segment since the date of the acquisition. The EPIC revenues and earnings generated during the period since the acquisition date were not material for disclosure purposes.

The following selected unaudited pro forma results of operations were derived from the historical financial statements of EPIC Crude Holdings, and gives effect to the EPIC acquisition as if it had occurred on January 1, 2024. The pro forma results of operations do not include any cost savings or other synergies that may result from the EPIC acquisition or any

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
estimated costs that have been or will be incurred by us to integrate the assets acquired. These results are not necessarily indicative of the results that might have actually occurred had the acquisition taken place on January 1, 2024; furthermore, this financial information is not intended to be a projection of future results (in millions, except per unit amounts):

	Year Ended December 31,
	2025	2024
Total revenues	$44,464	$49,124
Net income/(loss) attributable to PAGP from continuing operations	$136	$(4)
Basic and diluted net income/(loss) per Class A share from continuing operations	$0.69	$(0.02)

Ironwood Midstream

On January 31, 2025, we acquired Ironwood Midstream Energy Partners II, LLC (“Ironwood Midstream”), which owns a gathering system in the Eagle Ford Basin, for approximately $481 million in cash from EnCap Flatrock Midstream. The Ironwood Midstream acquisition is accounted for in our Crude Oil segment. In January 2025, in a separate transaction, we also repurchased from EnCap Flatrock Midstream, a portion of our outstanding Series A preferred units. EnCap Flatrock Midstream is affiliated with EnCap Investments, L.P, an entity that is associated with a member of the board of directors of PAGP GP. See Note 12 for additional information.

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

Identifiable Assets Acquired and Liabilities Assumed:	Estimated Useful Lives (in years)	Recognized Amount
Property and equipment	3 - 30	$435
Intangible assets	16	27
Working capital and other assets and liabilities	N/A	19
		$481

The fair value of the tangible asset is a Level 3 measurement in the fair value hierarchy and was determined using a cost approach for tangible assets, with an assumption for replacement cost, and a market approach for rights-of-way. A Level 3 measurement is one for which there are no observable market inputs. The fair value of the intangible assets is also a Level 3 measurement in the fair value hierarchy and was determined by applying a discounted cash flow approach. Such approach utilized a discount rate of 18%, based on our estimate of the risk that a theoretical market participant would assign to the intangible asset. The projection of future crude oil volumes transported and the estimated tariff rates for transportation were also key assumptions in the valuation of the intangible assets. Projected future volumes and estimated tariff rates were based on current contracts in place with assumptions for forecasted rate increases and contract renewals.

The fair value of intangible asset is comprised of customer relationships that will be amortized over their useful lives, which have a remaining weighted average life of approximately 16 years. The value assigned to such intangible asset will be

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
amortized to earnings under the declining balance method of amortization. Amortization expense was approximately $4 million for the year ended December 31, 2025, and the future amortization expense through 2030 is estimated as follows (in millions):

2026	$5
2027	$4
2028	$3
2029	$3
2030	$2

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

Identifiable Assets Acquired and Liabilities Assumed:	Estimated Useful Lives (in years)	Recognized Amount
Property and equipment	3 - 30	$484
Intangible assets	10	34
Working capital and other assets and liabilities	N/A	14
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

The fair value of intangible assets is comprised of customer relationships that will be amortized over their useful lives, which have a remaining weighted average life of approximately 10 years. The value assigned to such intangible assets will be amortized to earnings under the declining balance method of amortization. Amortization expense was approximately $10 million, $8 million and $4 million during the years ended December 31, 2025, 2024 and 2023, respectively, and the future amortization expense through 2028 is estimated as follows (in millions):

2026	$4
2027	$3
2028	$2

Pro forma financial information assuming the acquisition had occurred as of the beginning of the calendar year prior to the year of the acquisition, as well as the revenues and earnings generated during the period since the acquisition date, were not material for disclosure purposes.

Other Acquisitions

2025

During the year ended December 31, 2025, we completed the following additional acquisitions:

•the acquisition in July 2025 of an additional 20% interest in BridgeTex Pipeline Company, LLC (“BridgeTex”) for approximately $180 million, increasing our ownership interest from 20% to 40%. See Note 9 for additional information about our investments in unconsolidated entities.

•the acquisition during the second quarter of 2025 of Black Knight Midstream, LLC (“Black Knight Midstream”), which owns a crude oil gathering business in the Permian Basin, for $59 million (approximately $38 million net to our 65% interest in the Permian JV), subject to certain adjustments. The Black Knight Midstream assets are accounted for in our Crude Oil segment.

•the acquisition in February 2025, through a non-monetary transaction, of the remaining 50% interest in Cheyenne Pipeline LLC (“Cheyenne”) in exchange for the termination of certain obligations. As a result of this transaction, we now own 100% of Cheyenne and reflect such entity as a consolidated subsidiary in our Consolidated Financial Statements within our Crude Oil segment. The transaction resulted in a net gain of approximately $31 million, which represents the difference between the fair value of the entity and the historical book value of our investment. This gain is reflected in “Gain on investments in unconsolidated entities, net” on our Consolidated Statement of Operations.

•the acquisition in January 2025 of EMG Medallion 2 Holdings, LLC and its subsidiaries, which own a crude oil gathering and transportation business in the Delaware Basin, for $163 million (approximately $106 million net to our 65% interest in the Permian JV), subject to certain adjustments. A cash deposit of approximately $16 million was paid upon signing in December 2024. EMG Medallion 2 Holdings was a portfolio company of The Energy & Minerals Group (“EMG”), which is associated with a member of the board of directors of our general partner.

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

•the acquisition of additional interests in certain unconsolidated entities, including (i) the acquisition in August 2024 of an additional approximate 0.67% interest in Wink to Webster Pipeline LLC (increasing our ownership interest from 16% to 17%) for $20 million and (ii) the acquisition in March 2024 of an additional 10% interest in Saddlehorn Pipeline Company, LLC (increasing our ownership interest from 30% to 40%) for $91 million. See Note 9 for additional information about our investments in unconsolidated entities.

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

Divestitures

During the year ended December 31, 2025, we received cash proceeds of $81 million, primarily from the sale of non-core assets, which were previously included in our Crude Oil segment. We recognized gains of approximately $44 million related to these asset sales, which is included in “(Gains)/losses on asset sales, asset impairments and other, net” on our Consolidated Statement of Operations.

In February 2023, we sold our 21% non-operated/undivided joint interest in the Keyera Fort Saskatchewan facility to Keyera Corporation for approximately $270 million. As of December 31, 2022, we classified the assets related to this transaction (primarily “Property and equipment” in our NGL segment), valued at the lower of the carrying amount or fair value less costs to sell, of approximately $130 million as assets held for sale on our Consolidated Balance Sheet (in “Other current assets”). At the time of this transaction, we concluded that this disposition did not meet the criteria for discontinued operations. Upon the sale of this facility, we recognized a gain of approximately $140 million which is included in “(Gains)/losses on asset sales, asset impairments and other, net” on our Consolidated Statement of Operations.

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Our investments in unconsolidated entities consisted of the following (in millions, except percentage data):

		Ownership Interest at December 31, 2025	Investment Balance December 31,

Entity (1)	Type of Operation		2025	2024
BridgeTex Pipeline Company, LLC (“BridgeTex”)	Crude Oil Pipeline	40%	$574	$403
Capline Pipeline Company LLC (“Capline”) (2)	Crude Oil Pipeline	54%	473	501
Diamond Pipeline LLC	Crude Oil Pipeline	50%	432	440
Eagle Ford Pipeline LLC	Crude Oil Pipeline	50%	347	364
Eagle Ford Terminals Corpus Christi LLC	Crude Oil Terminal and Dock	50%	110	113
Saddlehorn Pipeline Company, LLC (“Saddlehorn”)	Crude Oil Pipeline	40%	262	275
White Cliffs Pipeline, L.L.C.	Crude Oil Pipeline	36%	109	123
Wink to Webster Pipeline LLC (“W2W Pipeline”) (3)	Crude Oil Pipeline	17%	383	393
Other investments			156	199
Total Investments in Unconsolidated Entities			$2,846	$2,811

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

Acquisitions

During 2025, we acquired the remaining 50% interest in Cheyenne (which was previously presented in “Other investments” in the table above). Prior to our acquisition, our 50% interest in Cheyenne was accounted for as an equity method investment. In addition, during 2025, we acquired an additional interest in BridgeTex, which we continue to account for as an equity method investment. See Note 8 for additional information regarding these transactions.

During 2024, we acquired the remaining 50% interest in Midway (which was previously presented in “Other investments” in the table above). Prior to our acquisition, our 50% interest in Midway was accounted for as an equity method investment. In addition, during 2024, we acquired additional interests in W2W Pipeline and Saddlehorn, which we continue to account for as equity method investments. See Note 8 for additional information regarding these transactions.

In the third quarter of 2023, we acquired the remaining 43% interest in OMOG. We now reflect OMOG and its subsidiaries as consolidated subsidiaries in our Consolidated Financial Statements. See “Rattler Permian Transaction” in Note 8 for additional information.

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Contributions

We generally fund our portion of development, construction or capital investment projects of our equity method investees through capital contributions. During the years ended December 31, 2025, 2024 and 2023, we made cash contributions of $2 million, $4 million and $29 million, respectively, to certain of our equity method investees. We capitalize interest costs associated with contributions to unconsolidated entities for projects under development and construction. Our contributions to these entities (including capitalized interest costs) increase the carrying value of our investments and are reflected in our Consolidated Statements of Cash Flows as cash used in investing activities.

Basis Differences

Our investments in unconsolidated entities exceeded our share of the underlying equity in the net assets of such entities by $237 million and $213 million at December 31, 2025 and 2024, respectively. Such basis differences are included in the carrying values of our investments on our Consolidated Balance Sheets. The portion of the basis differences attributable to depreciable or amortizable assets is amortized on a straight-line basis over the estimated useful life of the related assets, which reduces “Equity earnings in unconsolidated entities” on our Consolidated Statements of Operations. The portion of the basis differences attributable to goodwill is not amortized. The majority of the basis difference at both December 31, 2025 and 2024 was attributable to goodwill related to our ownership interest in BridgeTex with the remaining basis difference primarily related to capitalized interest incurred during construction of the assets of our unconsolidated entities.

Summarized Financial Information of Unconsolidated Entities

Combined summarized financial information for all of our unconsolidated entities is shown in the tables below (in millions). None of our unconsolidated entities have noncontrolling interests.

	December 31,
	2025	2024
Current assets	$441	$475
Noncurrent assets	$6,755	$6,996
Current liabilities	$317	$261
Noncurrent liabilities	$13	$12

	Year Ended December 31,
	2025	2024	2023
Revenues	$1,926	$2,193	$1,667
Operating income	$1,075	$1,373	$921
Net income	$1,094	$1,407	$947

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 10—Intangible Assets, Net

Intangible assets, net of accumulated amortization, consisted of the following (in millions):

		December 31, 2025			December 31, 2024
	Estimated Useful Lives (Years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer contracts and relationships	1 – 20	$3,034	$(1,295)	$1,739	$2,677	$(1,015)	$1,662
Other agreements	15 – 70	29	(14)	15	28	(13)	15
Intangible assets (1) (2)		$3,063	$(1,309)	$1,754	$2,705	$(1,028)	$1,677

(1)We include rights-of-way, which are intangible assets, within property and equipment. See Note 7 for a discussion of property and equipment.
(2)The increase in intangible assets in 2025 is associated with the assets acquired during the period. See Note 8 for additional information.

Intangible assets that have finite lives are tested for impairment when events or circumstances indicate that the carrying value may not be recoverable. We did not recognize any impairments of finite-lived intangible assets during the three years ended December 31, 2025.

The majority of our finite-lived intangible assets are amortized under the declining balance method. Amortization expense for finite-lived intangible assets for the years ended December 31, 2025, 2024 and 2023 was $280 million, $262 million and $291 million, respectively. We estimate that our amortization expense related to finite-lived intangible assets for the next five years will be as follows (in millions):

2026	$301
2027	$261
2028	$215
2029	$192
2030	$165

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 11—Debt

Debt consisted of the following (in millions):

	December 31, 2025	December 31, 2024
SHORT-TERM DEBT
PAA commercial paper notes, bearing a weighted-average interest rate of 3.9% and 4.6%, respectively (1)	$554	$393
Other	9	14
Total short-term debt	563	407

LONG-TERM DEBT
PAA senior notes:
4.65% senior notes due October 2025 (2)	—	1,000
4.50% senior notes due December 2026 (3)	750	750
3.55% senior notes due December 2029	1,000	1,000
3.80% senior notes due September 2030	750	750
4.70% senior notes due January 2031	1,000	—
5.70% senior notes due September 2034	650	650
5.95% senior notes due June 2035	1,000	—
5.60% senior notes due January 2036	1,000	—
6.70% senior notes due May 2036	250	250
6.65% senior notes due January 2037	600	600
5.15% senior notes due June 2042	499	499
4.30% senior notes due January 2043	348	348
4.70% senior notes due June 2044	687	687
4.90% senior notes due February 2045	649	649
Unamortized discounts and debt issuance costs	(65)	(42)
PAA senior notes, net of unamortized discounts and debt issuance costs	9,118	7,141
Other long-term debt:
PAA commercial paper notes, bearing a weighted-average interest rate of 3.9% (3)	416	—
PAA term loan, net of debt issuance costs of $1, bearing a weighted-average interest rate of 5.0%	1,099	—
Other	63	70
Total long-term debt	10,696	7,211
Total debt (4)	$11,259	$7,618

(1)PAA classified these commercial paper notes as short-term as of December 31, 2025 and 2024, as these notes were primarily designated as working capital borrowings, were required to be repaid within one year and were primarily for hedged NGL and crude oil inventory and NYMEX and ICE margin deposits.
(2)As of December 31, 2024, PAA classified its $1.0 billion, 4.65% senior notes due October 2025 as long-term based on its ability and intent to refinance these notes on a long-term basis at that time. PAA redeemed these senior notes on October 3, 2025.
(3)As of December 31, 2025, PAA classified its $750 million, 4.50% senior notes due December 2026 as long-term based on its ability and intent to refinance the notes on a long-term basis.
(4)As of December 31, 2025, we classified a portion of our commercial paper notes as long-term based on our ability and intent to refinance such amounts on a long-term basis.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(5)PAA’s fixed-rate senior notes had a face value of approximately $9.2 billion and $7.2 billion as of December 31, 2025 and 2024, respectively. We estimated the aggregate fair value of these notes as of December 31, 2025 and 2024 to be approximately $9.0 billion and $6.7 billion, respectively. PAA’s fixed-rate senior notes are traded among institutions, and these trades are routinely published by a reporting service. Our determination of fair value is based on reported trading activity near the end of the reporting period. We estimate that the carrying value of outstanding borrowings under PAA’s commercial paper program and term loan approximate fair value as interest rates reflect current market rates. The fair value estimates for the PAA senior notes, commercial paper program and term loan are based upon observable market data and are classified in Level 2 of the fair value hierarchy.

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

Credit Agreements

PAA senior secured hedged inventory facility. PAA has a credit agreement that provides for a senior secured hedged inventory facility with a committed borrowing capacity of $1.35 billion. Subject to obtaining additional or increased lender commitments and other terms and conditions, the committed capacity of the facility may be increased to $1.9 billion. The credit agreement provides for the issuance of letters of credit of up to $400 million. Proceeds from the facility are primarily used to finance purchased or stored hedged inventory, including NYMEX and ICE margin deposits. Such obligations under the committed facility are secured by the financed inventory and the associated accounts receivable and are repaid from the proceeds of the sale of the financed inventory. Borrowings accrue interest based, at our election, on certain floating rate indices as defined in the credit agreement, in each case plus a margin based on our credit rating at the applicable time. The amended credit agreement also provides for one or more one-year extensions, subject to applicable approval and other terms and conditions. The maturity date of the facility is August 2027 with respect to all extending lenders under the facility, except for a non-extending lender (which represents a commitment of approximately $64 million out of total commitments of $1.35 billion from all lenders), which has a maturity date of August 2026.

PAA senior unsecured revolving credit facility. PAA has a credit agreement that provides for a senior unsecured revolving credit facility with a committed borrowing capacity of $1.35 billion, of which $400 million is available for the issuance of letters of credit. Subject to obtaining additional or increased lender commitments and other terms and conditions, the committed capacity may be increased to $2.1 billion. Borrowings accrue interest based, at our election, on certain floating rate indices as defined in the credit agreement, in each case plus a margin based on our credit rating at the applicable time. The credit agreement provides for one or more one-year extensions, subject to applicable approval and other terms and conditions. The maturity date of the facility is August 2029 with respect to all extending lenders under the facility, except for a non-extending lender (which represents a commitment of approximately $64 million out of total commitments of $1.35 billion from all lenders), which has a maturity date of August 2027.

EPIC credit agreement. In connection with the EPIC Acquisition, completed on November 1, 2025, PAA assumed the EPIC credit agreement, which provided for a $1.2 billion term loan and a $125 million revolving credit facility. Borrowings under the EPIC credit agreement accrued interest based, at our election, on certain floating rate indices as defined in the EPIC credit agreement, in each case, plus an applicable margin. On December 1, 2025, PAA terminated the EPIC credit agreement and repaid the $1.1 billion of borrowings outstanding under the EPIC term loan.

Term Loan Agreement

On November 26, 2025, PAA entered into a term loan agreement that provides for a $1.1 billion senior unsecured term loan, which was funded on December 1, 2025. The term loan will mature in November 2027. PAA may at any time prepay amounts outstanding under the term loan agreement, in whole or in part, without premium or penalty. The closing of the Canadian NGL Business divestiture will trigger mandatory prepayment of all amounts outstanding under the term loan agreement within seven business days of the closing of such divestiture. Borrowings accrue interest based, at its election, on either Term SOFR or the Base Rate, in each case, plus an applicable rate. From the closing date to (but excluding) the first anniversary of the closing date, the applicable rate is 1.125% for Term SOFR Loans and 0.125% for Base Rate Loans; on and after the first anniversary, the applicable rate increases to 1.250% for Term SOFR Loans and 0.250% for Base Rate Loans.

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

PAA Senior Notes Issuances. The table below summarizes PAA’s issuances of senior unsecured notes during the three years ended December 31, 2025 (face value in millions):

Issuance Date	Description	Maturity	Face Value	Interest Payment Dates
November 14, 2025	4.70% senior notes issued at 99.872% of face value	January 2031	$300	January 15 and July 15	(1)
November 14, 2025	5.60% senior notes issued at 100.518% of face value	January 2036	$450	January 15 and July 15	(2)
September 8, 2025	4.70% senior notes issued at 99.865% of face value	January 2031	$700	January 15 and July 15
September 8, 2025	5.60% senior notes issued at 99.798% of face value	January 2036	$550	January 15 and July 15
January 15, 2025	5.95% senior notes issued at 99.761% of face value	June 2035	$1,000	June 15 and December 15
June 27, 2024	5.70% senior notes issued at 99.953% of face value	September 2034	$650	March 15 and September 15

(1)    Additional issuance of PAA 4.70% senior notes due 2031 that were issued on September 8, 2025, and trade interchangeably with such notes.

(2)    Additional issuance of PAA 5.60% senior notes due 2036 that were issued on September 8, 2025 and trade interchangeably with such notes.

PAA Senior Notes Repayments. During the three years ended December 31, 2025, PAA repaid the following senior unsecured notes in full:

Repayment Date	Description	Maturity
October 3, 2025	$1,000 million 4.65% senior notes	October 2025	(1)
November 1, 2024	$750 million 3.60% senior notes	November 2024	(2)

(1)PAA repaid these senior notes with a combination of proceeds from PAA senior notes issued in September 2025, cash on hand and borrowings under its commercial paper program.
(2)PAA repaid these senior notes with a combination of proceeds from PAA senior notes issued in June 2024, cash on hand and borrowings under its commercial paper program.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Maturities

The weighted average maturity of PAA’s senior notes outstanding at December 31, 2025 was approximately 10 years. The following table presents the aggregate contractually scheduled maturities of such senior notes for the next five years and thereafter. The amounts presented exclude unamortized discounts and debt issuance costs.

Calendar Year	Payment (in millions)
2026	$750
2027	$—
2028	$—
2029	$1,000
2030	$750
Thereafter	$6,683

Covenants and Compliance

The credit agreements for PAA’s revolving credit facilities (which impact the ability to access the PAA commercial paper program because they provide the financial backstop that supports PAA’s short-term credit ratings), the term loan agreement and the indentures governing PAA’s senior notes contain cross-default provisions. PAA’s credit agreements prohibit declaration or payments of distributions on, or purchases or redemptions of, units if any default or event of default is continuing. In addition, PAA’s agreements contain various covenants limiting PAA’s ability to, among other things:
•grant liens on certain property;
•incur indebtedness, including finance leases;
•sell substantially all of its assets or enter into a merger or consolidation;
•engage in certain transactions with affiliates; and
•enter into certain burdensome agreements.

The credit agreements for the PAA senior unsecured revolving credit facility and senior secured hedged inventory facility and the term loan agreement treat a change of control as an event of default and also require PAA to maintain a debt-to-EBITDA coverage ratio that, on a trailing four-quarter basis, will not be greater than 5.00 to 1.00 (or 5.50 to 1.00 on all outstanding debt during an acquisition period (generally, the period consisting of three fiscal quarters following an acquisition greater than $150 million)). For covenant compliance purposes, Consolidated EBITDA may include certain adjustments, including those for material projects and certain non-recurring expenses. Additionally, letters of credit and borrowings to fund hedged inventory and margin requirements are excluded when calculating the debt coverage ratio.

A default under PAA’s credit agreements, term loan agreement or indentures would permit the lenders to accelerate the maturity of the outstanding debt. As long as PAA is in compliance with the provisions contained in its credit agreements and term loan agreement, PAA’s ability to make distributions of available cash is not restricted. As of December 31, 2025, PAA was in compliance with the covenants contained in its credit agreements, term loan agreement and indentures.

Borrowings and Repayments

Total borrowings under PAA’s credit facilities and commercial paper program for the years ended December 31, 2025, 2024 and 2023 were approximately $56.4 billion, $28.1 billion and $18.1 billion, respectively. Total repayments under PAA’s credit facilities and commercial paper program were approximately $55.8 billion, $28.1 billion and $17.7 billion for the years ended December 31, 2025, 2024 and 2023, respectively. The variance in total gross borrowings and repayments is impacted by various business and financial factors including, but not limited to, the timing, average term and method of general partnership borrowing activities.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Letters of Credit

In connection with our merchant activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil and NGL. Our liabilities with respect to these purchase obligations are recorded in accounts payable on our balance sheet in the month the crude oil or NGL is purchased. Generally, these letters of credit are issued for periods of up to seventy days and are terminated upon completion of each transaction. Additionally, we issue letters of credit to support insurance programs, derivative transactions, including hedging-related margin obligations, and construction activities. At December 31, 2025 and 2024, we had outstanding letters of credit of $95 million and $90 million, respectively.

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

Shares Outstanding

The following table presents the activity for our Class A shares, Class B shares and Class C shares:

	Class A Shares	Class B Shares	Class C Shares
Outstanding at December 31, 2022	194,407,642	46,205,947	528,442,538
Conversion of AAP Management Units	—	388,839	—
Exchange Right exercises	1,869,768	(1,869,768)	—
Redemption Right exercises	—	(8,487,850)	8,487,850
Other	139,350	—	2,514,901
Outstanding at December 31, 2023	196,416,760	36,237,168	539,445,289
Exchange Right exercises	846,937	(846,937)	—
Other	202,002	—	2,559,549
Outstanding at December 31, 2024	197,465,699	35,390,231	542,004,838
Exchange Right exercises	293,925	(293,925)	—
Repurchase and cancellation of common units by a subsidiary under the Common Equity Repurchase Program	—	—	(476,695)
Repurchase of Series A preferred units by a subsidiary	—	—	(12,678,560)
Other	144,500		2,082,592
Outstanding at December 31, 2025	197,904,124	35,096,306	530,932,175

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

The following table details distributions paid to our Class A shareholders during the years presented (in millions, except per share data):

Year	Distributions to Class A Shareholders	Distributions per Class A Share
2025	$301	$1.5200
2024	$251	$1.2700
2023	$209	$1.0700

On January 5, 2026, we declared a cash distribution of $0.4175 per outstanding Class A share. This distribution of $83 million was paid on February 13, 2026 to shareholders of record at the close of business on January 30, 2026, for the period October 1, 2025 through December 31, 2025.

Other Comprehensive Income/(Loss)

Other comprehensive income/(loss) attributable to our Class A shareholders is comprised solely of their proportionate share of PAA’s other comprehensive income/(loss) based on our indirect ownership interest in PAA during the period.

Consolidated Subsidiaries

Noncontrolling Interests in Subsidiaries

As of December 31, 2025, noncontrolling interests in our subsidiaries consisted of (i) limited partner interests in PAA including a 70% interest in PAA’s common units and PAA’s Series A preferred units combined and 100% of PAA’s Series B preferred units, (ii) an approximate 15% limited partner interest in AAP, (iii) a 35% interest in the Permian JV, (iv) a 30% interest in Cactus II and (v) a 33% interest in Red River Pipeline Company LLC (“Red River”). The transactions resulting in the recognition of noncontrolling interests in the Permian JV and Cactus II are described below.

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

During the year ended December 31, 2025, PAA repurchased common units under the Program through open market purchases for a total purchase price of $8 million, including commissions and fees. The repurchased common units were canceled immediately upon acquisition, as were the Class C shares held by PAA associated with the repurchased common units. There were no repurchases under the Program during the years ended December 31, 2024 or 2023. At December 31, 2025, the remaining available capacity under the Program was $190 million.

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Subsidiary Distributions

PAA Series A Preferred Unit Distributions. After the fifth anniversary of the January 28, 2016 issuance date of PAA’s Series A preferred units, the holders of PAA’s Series A preferred units, acting by majority vote, had the option to make a one-time election to reset the Series A preferred unit distribution rate to equal the then applicable rate of ten-year U.S. Treasury Securities plus 5.85% (the “Preferred Distribution Rate Reset Option”). The Preferred Distribution Rate Reset Option was accounted for as an embedded derivative. See Note 13 for additional information. In January 2023, the Series A preferred unitholders elected the Preferred Distribution Rate Reset Option. Effective January 31, 2023, the new Series A preferred unit distribution rate is equal to 9.375% per annum of the original Issue Price (approximately $2.46 per unit annualized). The quarterly distribution paid in May 2023 reflected a pro-rated amount of approximately $0.585 per unit.

On January 31, 2025, PAA repurchased approximately 12.7 million units, or 18%, of its outstanding Series A preferred units from EnCap Flatrock Midstream at the issue price of $26.25 per unit for a purchase price of approximately $333 million, plus accrued and unpaid distributions through January 30, 2025 of approximately $10 million. EnCap Flatrock Midstream is affiliated with EnCap Investments, L.P., an entity that is associated with a member of our board of directors. The repurchase also resulted in a reduction to the related Preferred Distribution Rate Reset Option liability.

The following table details distributions paid to PAA’s Series A preferred unitholders during the years presented (in millions, except unit data):

	Series A Preferred Unitholders
Year	Cash Distribution	Distribution per Unit
2025 (1)	$154	$2.46
2024	$175	$2.46
2023	$166	$2.34

(1)Includes distribution of approximately $10 million associated with PAA’s repurchase of Series A preferred units in January 2025.

On February 13, 2026, PAA paid a cash distribution of $36 million to its Series A preferred unitholders outstanding as of January 30, 2026. At December 31, 2025, such amount was accrued as distributions payable in “Other current liabilities” on our Consolidated Balance Sheet.

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

The following table details distributions paid to PAA’s Series B preferred unitholders during the years presented (in millions, except unit data):

	Series B Preferred Unitholders
Year	Cash Distribution	Distribution per Unit
2025	$71	$88.38
2024	$79	$98.14
2023	$75	$93.43

On February 17, 2026, PAA paid a cash distribution of $17 million ($21.02 per unit) to its Series B preferred unitholders. At December 31, 2025, approximately $9 million of accrued distributions payable to PAA’s Series B preferred unitholders was included in “Other current liabilities” on our Consolidated Balance Sheet.

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

The following table details distributions paid by PAA to its common unitholders during the years presented (in millions, except per unit data):

	Distributions Paid			Distributions per Common Unit
Year	Public	AAP	Total
2025	$716	$354	$1,070	$1.5200
2024	$595	$296	$891	$1.2700
2023	$492	$256	$748	$1.0700

On January 5, 2026, PAA declared a cash distribution of $0.4175 per unit on its outstanding common units. The total distribution of $295 million was paid on February 13, 2026 to unitholders of record at the close of business on January 30, 2026, for the period from October 1, 2025 through December 31, 2025. Of this amount, approximately $97 million was paid to AAP.

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

	Distributions to AAP’s Partners
Year	Noncontrolling Interests	PAGP	Total Cash Distributions

2025	$53	$301	$354
2024	$45	$251	$296
2023	$47	$209	$256

On February 13, 2026, AAP distributed $97 million to its partners from distributions received from PAA. Of this amount, $14 million was distributed to noncontrolling interests and $83 million was distributed to us.

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

	2025	2024	2023
Permian JV	$360	$322	$249
Cactus II	72	77	63
Red River	15	26	21
	$447	$425	$333

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

At December 31, 2025 and 2024, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings. Although we may be required to post margin on our exchange-traded derivatives transacted through a clearing brokerage account, as described below, we do not require our non-cleared derivative counterparties to post collateral with us.

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

In the normal course of our operations, we purchase and sell commodities. We use derivatives to manage the associated risks and, in certain circumstances, to optimize profits. As of December 31, 2025, net derivative positions related to these activities included:
•A net long position of 5.8 million barrels associated with our crude oil purchases, which will be unwound ratably through March 2026 to match monthly average pricing.
•A net short time spread position of 1.9 million barrels, which hedges a portion of our anticipated crude oil lease gathering purchases through April 2026.
•A net crude oil basis spread position of 1.5 million barrels at multiple locations through December 2026. These derivatives allow us to lock in grade and location basis differentials.
•A net short position of 6.9 million barrels through December 2029 related to anticipated net sales of crude oil inventory.
•A net long position of 0.5 TWh through December 2030 related to anticipated power supply requirements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

Our commodity derivatives are not designated in a hedging relationship for accounting purposes; as such, changes in the fair value are reported in earnings. The following table summarizes the impact of our commodity derivatives recognized in earnings (in millions):

	Year Ended December 31,
	2025	2024	2023
Product sales revenues	$(20)	$(24)	$(10)
Field operating costs	2	(8)	19
Net gain/(loss) from commodity derivative activity	$(18)	$(32)	$9

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

	December 31,
	2025	2024
Initial margin	$16	$16
Variation margin posted	4	15
Letters of credit	(1)	(9)
Net broker receivable	$19	$22

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

	December 31, 2025				December 31, 2024
			Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet			Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Commodity Derivatives				Commodity Derivatives
	Assets	Liabilities			Assets	Liabilities
Derivative Assets
Other current assets	$18	$(24)	$19	$13	$25	$(24)	$22	$23
Other long-term assets, net	1	—	—	1	—	—	—	—
Derivative Liabilities
Other current liabilities	(1)	—	—	(1)	(5)	5	—	—
Other long-term liabilities and deferred credits	10	(8)	—	2	2	(6)	—	(4)
Total	$28	$(32)	$19	$15	$22	$(25)	$22	$19

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

During the year ended December 31, 2025, we terminated $200 million of notional interest hedging instruments previously expected to terminate in October 2025 for proceeds of $7 million and $200 million of notional interest hedging instruments previously expected to terminate in June 2026 for proceeds of $30 million which were recorded in AOCI. As of December 31, 2025, there was a net loss of $29 million deferred in AOCI. The deferred net loss recorded in AOCI is expected to be reclassified to future earnings contemporaneously with interest expense accruals associated with underlying debt instruments. The early termination did not result in an impact to the relationship between the hedging instrument and hedged item. We estimate that substantially all of the remaining deferred loss will be reclassified to earnings through 2056 as the underlying hedged transactions impact earnings. A portion of these amounts is based on market prices as of December 31, 2025; thus, actual amounts to be reclassified will differ and could vary materially as a result of changes in market conditions.

The following table summarizes the net unrealized gain recognized in AOCI for derivatives (in millions):

	Year Ended December 31,
	2025	2024	2023
Interest rate derivatives, net	$10	$29	$15

At December 31, 2025, we did not have any interest rate hedges recorded on our Consolidated Balance Sheet. At December 31, 2024, the net fair value of these hedges totaled $27 million, which was included in “Other long-term assets, net” on our Consolidated Balance Sheet.

Currency Exchange Rate Risk Hedging

In connection with the pending sale of the Canadian NGL Business, we entered into a forward currency instrument (CAD$4.5 billion notional amount) to hedge currency exchange risk. The instrument is contingent upon the sale occurring and will settle at closing. The cost of the deal-contingent structure is embedded in the hedge rate. As of December 31, 2025, the sale of the Canadian NGL Business is probable and the fair value of the instrument is an $8 million asset, presented in “Other current assets” on our Consolidated Balance Sheet. For the year ended December 31, 2025, we recognized the gains of $8 million, which was included in “(Gains)/losses on asset sales, asset impairments and other, net” on our Consolidated Statements of Operations. As of December 31, 2025, for the periods covered by the instrument, the average fixed USD to CAD rate of the instrument is $1.37 and the average forward USD to CAD rate is $1.37. See Note 1 for additional information regarding the pending sale of the Canadian NGL Business.

Preferred Distribution Rate Reset Option

In January 2023, PAA received notice that the Series A preferred unitholders elected the Preferred Distribution Rate Reset Option. Prior to this election, the Preferred Distribution Rate Reset Option was accounted for as an embedded derivative. A derivative feature embedded in a contract that does not meet the definition of a derivative in its entirety must be bifurcated and accounted for separately if the economic characteristics and risks of the embedded derivative are not clearly and closely related to those of the host contract. The Preferred Distribution Rate Reset Option embedded derivative was required to be bifurcated from the related host contract, the PAA partnership agreement, and recorded at fair value on our Consolidated Balance Sheet. The Preferred Distribution Rate Reset Option embedded derivative was not designated in a hedging relationship for accounting purposes and corresponding changes in fair value were recognized in “Other income, net” in our Consolidated Statements of Operations. The Preferred Distribution Rate Reset Option was settled at a fair value of $131 million when we received notice that the Series A preferred unitholders elected the Preferred Distribution Rate Reset Option, which resulted in a gain of $58 million, for the year ended December 31, 2023. See Note 12 for additional information regarding the Preferred Distribution Rate Reset Option.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Recurring Fair Value Measurements

Derivative Financial Assets and Liabilities

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis (in millions):

	Fair Value as of December 31, 2025			Fair Value as of December 31, 2024
Recurring Fair Value Measures (1)	Level 1	Level 2	Total	Level 1	Level 2	Total
Commodity derivatives	$(2)	$(2)	$(4)	$11	$(14)	$(3)
Interest rate derivatives	—	—	—	—	27	27
Foreign currency derivatives	—	8	8	—	—	—
Total net derivative asset/(liability)	$(2)	$6	$4	$11	$13	$24

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

Note 14—Leases

Lessee

We evaluate all agreements entered into or modified that convey to us the use of property or equipment for a term to determine whether the agreement is or contains a lease. Significant judgment is required when determining whether we obtain the right to direct the use of identified property or equipment. We lease certain property and equipment under noncancelable and cancelable operating and finance leases. Our operating leases primarily relate to office space, land, vehicles and storage tanks, and our finance leases primarily relate to tractor trailers, storage tanks and vehicles. One of our finance leases is for storage tanks owned by an equity method investee, in which we own a 50% interest. For leases with an initial term of greater than 12 months, we recognize a right-of-use asset and lease liability on the balance sheet. Leases with an initial term of 12 months or less are not recorded on the balance sheet. We have elected the non-lease component separation practical expedient for certain classes of assets where we are the lessee. Our lease agreements have remaining lease terms ranging from one year to approximately 55 years. When applicable, this range includes additional terms associated with leases for which we are reasonably certain to exercise the option to renew and such renewal options are recognized as part of our right-of-use assets and lease liabilities. We have renewal options for leases with terms ranging from one year to 25 years that are not recognized as part of our right-of-use assets or lease liabilities as we have determined we are not reasonably certain to exercise the option to renew.

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

The following table presents components of lease cost, including both amounts recognized in income and amounts capitalized (in millions):

	Year Ended December 31,
Lease Cost	2025	2024	2023
Operating lease cost	$37	$44	$48
Short-term lease cost	13	13	13
Other (1)	19	16	8
Total lease cost	$69	$73	$69

(1)Includes finance lease costs, variable lease costs and sublease income.

The following table presents information related to cash flows arising from lease transactions (in millions):

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$40	$41	$44
Operating cash flows for finance leases	$9	$7	$6
Financing cash flows for finance leases	$23	$15	$10

Non-cash change in lease liabilities arising from obtaining new right-of-use assets or modifications:
Operating leases	$30	$50	$12
Finance leases	$7	$23	$27

Information related to the weighted-average remaining lease term and discount rate is presented in the table below:

	December 31,
	2025	2024
Weighted-average remaining lease term (in years):
Operating leases	21	20
Finance leases	8	7

Weighted-average discount rate:
Operating leases	5.5%	5.5%
Finance leases	11.1%	10.7%

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the amount and location of our operating and finance lease right-of-use assets and liabilities on our Consolidated Balance Sheets (in millions):

		December 31,
Leases	Balance Sheet Location	2025	2024
Assets
Operating lease right-of-use assets	Long-term operating lease right-of-use assets, net	$198	$189

Finance lease right-of-use assets (1)	Property and equipment	$90	$103
	Accumulated depreciation	(27)	(28)
	Property and equipment, net	$63	$75

Total lease right-of-use assets		$261	$264

Liabilities
Operating lease liabilities
Current	Other current liabilities	$27	$30
Noncurrent	Long-term operating lease liabilities	202	192
Total operating lease liabilities		$229	$222

Finance lease liabilities (1)
Current	Short-term debt	$9	$14
Noncurrent	Other long-term debt, net	63	70
Total finance lease liabilities		$72	$84

Total lease liabilities		$301	$306

(1)Includes right-of-use assets of $23 million and $26 million and lease liabilities of $32 million and $33 million as of December 31, 2025 and 2024, respectively, associated with leased storage tanks owned by an equity method investee, in which we own a 50% interest.

The following table presents the maturity of undiscounted cash flows for future minimum lease payments under noncancelable leases as of December 31, 2025 reconciled to our lease liabilities on our Consolidated Balance Sheet (amounts in millions):

	Operating	Finance (2)
Future minimum lease payments (1):
2026	$31	$15
2027	29	15
2028	26	17
2029	22	12
2030	19	9
Thereafter	303	43
Total	430	111
Less: Present value discount	(201)	(39)
Lease liabilities	$229	$72

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(1)Excludes future minimum payments for short-term and other immaterial leases not included on our Consolidated Balance Sheet.
(2)Includes payments of approximately $6 million for each of the years ending 2026 through 2030 and approximately $33 million thereafter associated with leased storage tanks owned by an equity method investee, in which we own a 50% interest.

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

We enter into agreements to conduct activities associated with (i) providing storage services primarily for crude oil and (ii) transporting crude oil. Certain of these agreements convey counterparties the right to direct the operation of physically distinct assets. Such agreements include (i) fixed consideration, which is measured based on an available capacity during the period multiplied by the rate in the agreement, or (ii) a fixed monthly fee and variable consideration based on usage. These agreements often include options to extend or terminate the lease, with advance notice. These agreements are operating leases.

The following table presents our lease revenue for the periods indicated (in millions):

	Year Ended December 31,
	2025	2024	2023
Operating lease revenue (1)	$8	$10	$16

(1)These amounts are included in “Services revenues” on our Consolidated Statements of Operations.

The table below presents the maturity of lease payments for operating lease agreements in effect as of December 31, 2025. This presentation includes minimum fixed lease payments and does not include an estimate of variable lease consideration. These agreements have remaining lease terms ranging from one year to 6 years. The following table presents the undiscounted cash flows expected to be received related to these agreements (in millions):

	2026	2027	2028	2029	2030	Thereafter
Future minimum lease revenue	$6	$2	$2	$2	$2	$1

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

Pursuant to FASB guidance related to accounting for uncertainty in income taxes, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax position and also the past administrative practices and precedents of the taxing authority. As of December 31, 2025 and 2024, we had not recognized any material amounts in connection with uncertainty in income taxes.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. Federal and State Taxes

Although we are organized as a limited partnership, we have elected to be treated as a corporation for U.S. federal income tax purposes and are therefore subject to both U.S. federal and state income taxes.

Canadian Federal and Provincial Taxes

All of our Canadian operations are conducted by entities that are treated as corporations for Canadian tax purposes (flow through for U.S. income tax purposes) and thus are subject to Canadian federal and provincial taxes. Additionally, payments of interest and dividends from our Canadian entities to other Plains entities are subject to Canadian withholding tax that is treated as income tax expense.

Tax Components

Pre-tax book income by geography is as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
United States	$1,350	$832	$1,130
Canada	45	131	232
Total pre-tax book income	$1,395	$963	$1,362

Components of income tax expense are as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Current income tax expense/(benefit):
State income tax	$2	$2	$2
Canadian federal and provincial income and withholding taxes	(1)	80	68
Total current income tax expense	$1	$82	$70

Deferred income tax expense/(benefit):
U.S. federal income tax	$71	$31	$55
State income tax	6	6	13
Canadian federal and provincial income and withholding taxes	14	5	(9)
Total deferred income tax expense	$91	$42	$59
Total income tax expense	$92	$124	$129

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The difference between income tax expense based on the statutory federal income tax rate and our effective income tax expense is summarized as follows (in millions, except percentages):

	Year Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$293	21.00%	$202	21.00%	$286	21.00%

State and local income taxes (1)	8	0.57%	8	0.87%	15	1.08%

Foreign tax effects:
Canada
Foreign rate differential	(3)	(0.22)%	(8)	(0.81)%	(14)	(1.02)%
Provincial taxes	5	0.36%	13	1.22%	20	1.50%
Foreign withholding taxes	3	0.22%	52	5.43%	—	—%
Other	(2)	(0.14)%	—	—%	4	0.32%

Nontaxable or nondeductible items:
Nontaxable income attributable to noncontrolling interests	(212)	(15.20)%	(143)	(14.97)%	(180)	(13.25)%
Other permanent book tax differences	—	—%	—	—%	(2)	(0.14)%

Effective tax rate (2)	$92	6.59%	$124	12.84%	$129	9.48%

(1)The state and local income tax category of the rate reconciliation is primarily comprised of income taxes in Texas, Oklahoma and New Mexico, which represents more than 50 percent of the state and local tax effect.
(2)Consolidated pretax income includes amounts attributable to non-controlling interests. Income attributable to non-controlling interests does not result in income tax expense of the reporting entity because the related taxes are incurred by the noncontrolling owners. Accordingly, the effective tax rate reconciliation includes a reconciling item for income attributable to non-controlling interests.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Disclosures

Cash taxes paid were as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
State income tax:
Texas	$1	$2	2
Total state income tax paid	1	2	2

Canadian federal and provincial income and withholding taxes	97	267	67

Total cash tax paid	$98	$269	$69

Deferred tax assets and liabilities are aggregated by the applicable tax paying entity and jurisdiction and result from the following (in millions):

	December 31,
	2025	2024
Deferred tax assets:
Investment in partnerships	$151	$436
Net operating losses	985	784
Derivative instruments	—	6
Lease liabilities	10	8
Other	7	8
Total deferred tax assets	1,153	1,242

Deferred tax liabilities:
Property and equipment in excess of tax values	(204)	(188)
Lease assets	(9)	(10)
Other	(1)	—
Total deferred tax liabilities	(214)	(198)
Net deferred tax assets	$939	$1,044

Balance sheet classification of deferred tax assets/(liabilities):
Deferred tax asset	$1,136	$1,220
Other long-term liabilities and deferred credits	(197)	(176)
	$939	$1,044

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025, our federal and state net operating loss carryforwards for income tax purposes were approximately $4,482 million and $1,134 million, respectively. If not utilized, the state net operating losses will begin to expire in 2026 and a portion of our federal net operating losses will begin to expire in 2033. Under the Tax Cuts and Jobs Act, U.S. federal NOLs generated after 2017 will have an indefinite carryforward period but may only reduce up to 80% of taxable income in any given year. Our U.S. federal NOLs generated prior to 2018 will not be subject to the taxable income limitation and will remain subject to a 20 year carryforward period.

Generally, tax returns for our Canadian entities are open to audit from 2018 through 2025. Our U.S. and state tax years are generally open to examination from 2022 to 2025.

As of December 31, 2025, in reference to tax years 2012 to 2019, we had received notices of reassessment (“notices”) from the Canada Revenue Agency and the Alberta Tax and Revenue Administration (the “Canadian Tax Authorities”) related primarily to transfer pricing associated with cross-border intercompany financing transactions. The notices include assessments, including penalties and interest, associated with these transfer pricing matters totaling approximately $189 million (based on the exchange rate as of December 31, 2025). Payment of a portion of the assessment is required in order to file a notice of objection to dispute the reassessment. Accordingly, we have remitted approximately $86 million (based on the exchange rate as of December 31, 2025) related to the assessments, which is included in “Other long-term assets, net,” on our Consolidated Balance Sheets. We disagree with these notices and have contested the reassessments. We intend to vigorously defend our position, and we plan to pursue all remedies available to us to successfully resolve these matters, including administrative remedies with the Canadian Tax Authorities, and judicial remedies, if necessary. As of December 31, 2025, we believe that our tax position associated with these matters is “more likely than not” to be sustained and have not recognized any amounts for uncertainty in income taxes related to these notices.

Note 16—Major Customers and Concentration of Credit Risk

ExxonMobil Corporation and its subsidiaries accounted for approximately 31%, 31% and 27% of our revenues for the years ended December 31, 2025, 2024 and 2023, respectively. BP p.l.c. and its subsidiaries accounted for approximately 10% of our revenues for the year ended December 31, 2023. No other customers accounted for 10% or more of our revenues during any of the three years ended December 31, 2025. The majority of revenues from these customers pertain to our Crude Oil segment merchant activities, and sales to these customers occur at multiple locations. If we were to lose one or more of these customers, there is risk that we would not be able to identify and access a replacement market at a comparable margin.

Financial instruments that potentially subject us to concentrations of credit risk consist principally of trade receivables. Our accounts receivable are primarily from purchasers and shippers of crude oil and, to a lesser extent, purchasers of NGL. This industry concentration has the potential to impact our overall exposure to credit risk in that the customers may be similarly affected by changes in economic, industry or other conditions. We review credit exposure and financial information of our counterparties and generally require letters of credit for receivables from customers that are not considered creditworthy, unless the credit risk can otherwise be reduced. See Note 4 for additional discussion of our accounts receivable and our review of credit exposure.

Note 17—Related Party Transactions

PAA’s Ownership of our Class C Shares

As of December 31, 2025 and 2024, PAA owned 530,932,175 and 542,004,838, respectively, Class C shares. See Note 12 for additional information regarding our Class C shares.

Omnibus Agreement

The Plains Entities entered into an Omnibus Agreement on November 15, 2016, which provides for, among other things, the following:

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

Transactions with Other Related Parties

Our other related parties include entities in which we hold investments and account for under the equity method of accounting (see Note 9 for information regarding such entities). During the three years ended December 31, 2025, we recognized sales and transportation revenues, purchased petroleum products and utilized transportation and storage services from our related parties. These transactions were conducted at posted tariff rates or prices that we believe approximate market.

The impact to our Consolidated Statements of Operations from these transactions is included below (in millions):

	Year Ended December 31,
	2025	2024	2023
Revenues from related parties	$49	$46	$48

Purchases and related costs from related parties	$358	$400	$404

Our receivable and payable amounts with these related parties as reflected on our Consolidated Balance Sheets were as follows (in millions):

	December 31,
	2025	2024
Trade accounts receivable and other receivables, net from related parties (1)	$49	$40

Trade accounts payable to related parties (1) (2)	$64	$66

(1)Primarily includes amounts related to transportation and storage services.
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

The following is a summary of the awards authorized under our LTIPs (including those associated with discontinued operations) as of December 31, 2025 (in millions):

LTIP	LTIP Awards Authorized
Plains GP Holdings, L.P. Long-Term Incentive Plan	3.8
Plains All American 2021 Long-Term Incentive Plan	28.8
Plains All American PNG Successor Long-Term Incentive Plan	1.3
Plains All American GP LLC 2006 Long-Term Incentive Tracking Unit Plan	13.4
Total (1)	47.3

(1)Of the 47.3 million total awards authorized, 16.4 million awards are currently available for future grant. The remaining balance has already vested or is currently outstanding.

As of December 31, 2025, 10.5 million PAA LTIP awards and 0.1 million PAGP LTIP awards were outstanding (including those associated with discontinued operations). Of the awards outstanding, 8.9 million PAA LTIP awards and 0.1 million PAGP LTIP awards include associated DERs. At December 31, 2025, certain of the outstanding LTIP awards were considered probable of vesting and such awards are expected to vest at various dates between August 2026 and August 2030. As of December 31, 2025, the outstanding awards that are considered probable of vesting have a remaining unrecognized fair value of approximately $70 million.

Note 19—Commitments and Contingencies

Commitments

We have commitments (some of which are leases) related to real property, equipment and operating facilities. Future noncancelable commitments related to these items at December 31, 2025 are summarized below (in millions):

	2026	2027	2028	2029	2030	Thereafter	Total
Leases (1)	$46	$44	$43	$34	$28	$346	$541
Other commitments (2)	245	215	116	114	117	141	948
Total	$291	$259	$159	$148	$145	$487	$1,489

(1)Includes both operating and finance leases as defined by FASB guidance. Leases are primarily for (i) office space, (ii) land, (iii) vehicles, (iv) storage tanks and (v) tractor trailers. See Note 14 for additional information.
(2)Primarily includes storage, transportation and pipeline throughput agreements. Expense associated with such agreements was approximately $363 million, $341 million and $348 million for 2025, 2024 and 2023, respectively. A majority of the storage, transportation and pipeline throughput commitments are associated with agreements to store crude oil at facilities and transport crude oil on pipelines owned by equity method investees at posted tariff rates or prices that we believe approximate market. A portion of our commitment to transport is supported by crude oil buy/sell or other agreements with third parties with commensurate quantities.

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

Our estimated undiscounted reserves for environmental liabilities (excluding liabilities related to the Line 901 incident, as discussed further below) were reflected on our Consolidated Balance Sheets as follows (in millions):

	December 31, 2025	December 31, 2024
Other current liabilities	$13	$11
Other long-term liabilities and deferred credits	70	69
Total	$83	$80

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

Specific Legal, Environmental or Regulatory Matters

Line 901 Incident. In May 2015, we experienced a release of crude oil from our Las Flores to Gaviota Pipeline (Line 901) in Santa Barbara County, California. Effective as of December 31, 2025, we estimate that the aggregate total costs we have incurred or will incur with respect to the Line 901 incident will be approximately $870 million, which includes actual emergency response and clean-up costs, natural resource damage assessments, fines and penalties incurred, certain third-party claims settlements, and estimated costs associated with our remaining Line 901 lawsuits and claims as described below, as well as estimates for certain legal fees and statutory interest where applicable. We accrue such estimates of aggregate total costs to “Field operating costs” in our Consolidated Statements of Operations. This estimate considers our prior experience in environmental investigation and remediation matters and available data from, and in consultation with, our environmental and other specialists, as well as currently available facts and presently enacted laws and regulations. We have made assumptions for (i) the resolution of certain third-party claims and lawsuits, but excluding claims and lawsuits with respect to which losses are not probable and reasonably estimable, and (ii) the nature, extent and cost of legal services that will be required in connection with all lawsuits, claims and other matters requiring legal or expert advice associated with the Line 901 incident. Our estimate does not include any lost revenue associated with the shutdown of Line 901 or 903 and does not include any liabilities or costs that are not reasonably estimable at this time or that relate to contingencies where we currently regard the likelihood of loss as being only reasonably possible or remote. We believe we have accrued adequate amounts for all probable and reasonably estimable costs; however, this estimate is subject to uncertainties associated with the assumptions that we have made. For example, with respect to potential losses that we regard as only reasonably possible or remote, we have made assumptions regarding the strength of our legal position based on our assessment of the relevant facts and applicable law and precedent; if our assumptions regarding such matters turn out to be inaccurate (i.e., we are found to be liable under circumstances where we regard the likelihood of loss as being only reasonably possible or remote), we could be responsible for significant costs and expenses that are not currently included in our estimates and accruals. In addition, for any potential losses that we regard as probable and for which we have accrued an estimate of the potential losses, our estimates regarding damages, legal fees, court costs and interest could turn out to be inaccurate and the actual losses we incur could be significantly higher than the amounts included in our estimates and accruals. Also, the amount of time it takes for us to resolve all of the current and future lawsuits and claims that relate to the Line 901 incident could turn out to be significantly longer than we have assumed, and as a result the costs we incur for legal services could be significantly higher than we have estimated.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
During the year ended December 31, 2025, we did not recognize any costs related to the Line 901 incident. During the years ended December 31, 2024 and 2023, we recognized costs, net of amounts probable of recovery from insurance (as applicable) of $345 million and $10 million, respectively. As of December 31, 2025 and 2024, we had a remaining undiscounted gross liability of approximately $22 million and $5 million, respectively, related to the Line 901 incident, which aggregate amounts are reflected in “Current liabilities” on our Consolidated Balance Sheet.

We maintain insurance coverage, which is subject to certain exclusions and deductibles, in the event of such liabilities. To date, we have collected approximately $295 million of the $500 million available under our 2015 insurance program. With respect to the Line 901 incident, we do not have any amounts recorded as receivables that are recognized on our Consolidated Balance Sheets as of December 31, 2025 and 2024.

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

L48 Pipeline Release. In March of 2025, our subsidiary, Pacific Pipeline System LLC, experienced a crude oil release of approximately 125 barrels on a segment of the Line 48 pipeline in Carson, California. Clean-up and remediation activities were conducted in cooperation with applicable state and federal regulatory agencies. An investigation by the California Office of the State Fire Marshall is not complete. To date no charges, fines or penalties have been assessed against us with respect to this release; however, it is possible that charges, fines or penalties may be assessed against us in the future. We provided notification to our applicable insurance carriers and intend to pursue reimbursement of any costs incurred in excess of our $10 million self-insured retention. We estimate that the aggregate cost to clean-up and remediate the site will be approximately $20 million. Through December 31, 2025, we incurred $12 million in connection with clean-up and remediation activities.

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

Louisiana Coastal Erosion Lawsuit. Various coastal parishes, the State of Louisiana and some of its departments have filed lawsuits in Louisiana against a number of energy companies seeking damages for coastal erosion in connection with oil and gas operations in Louisiana. One of our subsidiaries has been named in such a lawsuit filed by The Louisiana Department of Wildlife and Fisheries (“LADWF”). LADWF filed a lawsuit in the 24th Judicial District Court of Jefferson Parish, Louisiana on October 30, 2023 against our subsidiary, Plains Pipeline, L.P., Chevron Pipe Line Company, BP Oil Pipeline Company and Arrowhead Gulf Coast Pipeline, LLC (collectively, “Defendants”), as the former and current parties to certain pipeline right of way agreements (“ROWs”) in the vicinity of the Elmer Island Wildlife Refuge. LADWF alleges that the Defendants breached the terms of the ROWs by failing to prevent erosion and seeks restoration of the Wildlife Refuge or alternatively monetary compensatory damages including restoration costs, legal fees and disgorgement of profits derived from the alleged trespass. Our subsidiary owned and operated a pipeline in the vicinity of the refuge from 2006 through 2016. We settled this lawsuit in January 2026 for a payment from Plains of $1.5 million.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 20—Segment Information

Our operating segments, Crude Oil and NGL, which are also our reportable segments, are organized by product as our Crude Oil and NGL businesses are generally impacted by different market fundamentals and require the use of different assets and business strategies. The Crude Oil segment includes our crude oil pipelines, crude oil storage and marine terminals and related crude oil marketing activities. Our crude oil marketing activities are included in our Crude Oil reporting segment as its primary purpose is to support the utilization of our assets by entering into transactions that facilitate increased volumes handled by our assets, resulting in additional earnings for the segment. The NGL segment includes our NGL assets primarily located in the Southwestern United States.

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following tables reflect certain financial data from continuing operations for each segment (in millions):

	Crude Oil	NGL	Intersegment Elimination	Total
Year Ended December 31, 2025
Revenues (1):
Product sales	$42,373	$145	$(17)	$42,501
Services	1,758	6	(3)	1,761
Total revenues	$44,131	$151	$(20)	$44,262

Significant segment expenses:
Purchases and related costs (1)	$(40,323)	$(130)	$20	$(40,433)
Field operating costs	(1,127)	(27)	—	(1,154)
Segment general and administrative expenses	(314)	(28)	—	(342)
Total significant segment expenses	$(41,764)	$(185)	$20	$(41,929)

Equity earnings in unconsolidated entities	$382	$—

Other segment items (2):
Depreciation and amortization of unconsolidated entities (3)	84	—
Derivative activities and inventory valuation adjustments (4)	(23)	—
Long-term inventory costing adjustments (5)	45	—
Deficiencies under minimum volume commitments, net (6)	(38)	—
Equity-indexed compensation expense (7)	37	—
Foreign currency revaluation (8)	12	—
Transaction-related expenses (9)	17	—
Segment amounts attributable to noncontrolling interests in consolidated joint ventures (10)	(539)	—
Total other segment items	$(405)	$—

Segment Adjusted EBITDA	$2,344	$(34)

Investment and acquisition capital expenditures (11) (12)	$3,321	$—		$3,321
Maintenance capital expenditures (12)	$153	$3		$156

As of December 31, 2025
Investments in unconsolidated entities	$2,846	$—		$2,846

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Crude Oil	NGL	Intersegment Elimination	Total
Year Ended December 31, 2024
Revenues (1):
Product sales	$47,034	$181	$(16)	$47,199
Services	1,686	6	(2)	1,690
Total revenues	$48,720	$187	$(18)	$48,889

Significant segment expenses:
Purchases and related costs (1)	$(45,033)	$(147)	$18	$(45,162)
Field operating costs	(1,440)	(31)	—	(1,471)
Segment general and administrative expenses	(298)	(30)	—	(328)
Total significant segment expenses	$(46,771)	$(208)	$18	$(46,961)

Equity earnings in unconsolidated entities	$452	$—

Other segment items (2):
Depreciation and amortization of unconsolidated entities (3)	84	—
Derivative activities and inventory valuation adjustments (4)	5	—
Long-term inventory costing adjustments (5)	1	—
Deficiencies under minimum volume commitments, net (6)	(31)	—
Equity-indexed compensation expense (7)	36	—
Foreign currency revaluation (8)	(22)	—
Line 901 incident (13)	345	—
Segment amounts attributable to noncontrolling interests in consolidated joint ventures (10)	(543)	—
Total other segment items	$(125)	$—

Segment Adjusted EBITDA	$2,276	$(21)

Investment and acquisition capital expenditures (11) (12)	$554	$—		$554
Maintenance capital expenditures (12)	$183	$4		$187

As of December 31, 2024
Investments in unconsolidated entities	$2,811	$—		$2,811

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Crude Oil	NGL	Intersegment Elimination	Total
Year Ended December 31, 2023
Revenues (1):
Product sales	$45,587	$180	$(22)	$45,745
Services	1,587	6	(2)	1,591
Total revenues	$47,174	$186	$(24)	$47,336

Significant segment expenses:
Purchases and related costs (1)	$(43,805)	$(156)	$24	$(43,937)
Field operating costs	(1,053)	(32)	—	(1,085)
Segment general and administrative expenses	(271)	(28)	—	(299)
Total significant segment expenses	$(45,129)	$(216)	$24	$(45,321)

Equity earnings in unconsolidated entities	$369	$—

Other segment items (2):
Depreciation and amortization of unconsolidated entities (3)	87	—
Derivative activities and inventory valuation adjustments (4)	17	—
Long-term inventory costing adjustments (5)	22	—
Deficiencies under minimum volume commitments, net (6)	12	—
Equity-indexed compensation expense (7)	35	—
Foreign currency revaluation (8)	19	—
Line 901 incident (13)	10	—
Transaction-related expenses (9)	1	—
Segment amounts attributable to noncontrolling interests in consolidated joint ventures (10)	(454)	—
Total other segment items	$(251)	$—

Segment Adjusted EBITDA	$2,163	$(30)

Investment and acquisition capital expenditures (11) (12)	$765	$—		$765
Maintenance capital expenditures (12)	$145	$6		$151

As of December 31, 2023
Investments in unconsolidated entities	$2,820	$—		$2,820

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
(9)Primarily related to deal-specific costs incurred during the years presented. See Note 8 for additional discussion. An adjustment for these non-recurring expenses is included in the calculation of Segment Adjusted EBITDA for the years ended December 31, 2025 and 2023 as our CODM does not view such expenses as integral to understanding our core segment operating performance.
(10)Reflects amounts attributable to noncontrolling interests in the Permian JV, Cactus II and Red River.
(11)Investment capital and acquisition capital expenditures, including investments in unconsolidated entities.
(12)These amounts combined represent total capital expenditures.
(13)Includes costs recognized during the period related to the Line 901 incident that occurred in May 2015, net of amounts we believe are probable of recovery from insurance (as applicable). The year ended December 31, 2024 includes the write-off of a receivable for Line 901 insurance proceeds in the fourth quarter of 2024 and the impact of settlements in the third quarter of 2024. See Note 19 for additional information regarding the Line 901 incident.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Segment Adjusted EBITDA Reconciliation

The following table reconciles Segment Adjusted EBITDA to Income from continuing operations, net of tax (in millions):

	Year Ended December 31,
	2025	2024	2023
Segment Adjusted EBITDA	$2,310	$2,255	$2,133
Total other segment items (1)	405	125	251
Unallocated general and administrative expenses (2)	(6)	(6)	(6)
Depreciation and amortization	(953)	(901)	(912)
Gains/(losses) on asset sales, asset impairments and other, net	54	(159)	152
Gain on investments in unconsolidated entities, net	31	15	28
Interest expense, net	(467)	(382)	(386)
Other income, net	21	16	102
Income from continuing operations before tax	1,395	963	1,362
Income tax expense from continuing operations	(92)	(124)	(129)
Income from continuing operations, net of tax	$1,303	$839	$1,233

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

Geographic Data

We have operations in the United States and Canada. Set forth below are revenues and long-lived assets attributable to these geographic areas (in millions):

	Year Ended December 31,
Revenues (1)	2025	2024	2023
United States	$39,761	$43,535	$41,738
Canada	4,501	5,354	5,598
	$44,262	$48,889	$47,336

(1)Revenues are primarily attributed to each region based on where the services are provided or the product is shipped.

	December 31,
Long-Lived Assets (1)	2025	2024
United States	$21,398	$17,955
Canada	1,480	1,429
	$22,878	$19,384

(1)Excludes long-term derivative assets and long-term deferred tax assets.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 21—Selected Quarterly Financial Data (Unaudited)

On June 17, 2025, we entered into a SPA with Keyera, pursuant to which Keyera agreed to acquire all of the issued and outstanding shares of Plains Midstream Canada ULC, our wholly-owned subsidiary that owns substantially all of our Canadian NGL Business. See Note 1 for additional information. We determined that in conjunction with entering into the SPA, the operations of the Canadian NGL Business meet the criteria for classification as held for sale and for discontinued operations reporting, as the sale will represent a strategic shift that will have a major effect on our operations and financial results.

The following table sets forth selected quarterly financial data (in millions, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total (1)
Year Ended December 31, 2025
Total revenues	$11,477	$10,642	$11,578	$10,565	$44,262
Gross margin (2)	$440	$321	$567	$447	$1,776
Operating income	$353	$237	$483	$354	$1,428
Income from continuing operations, net of tax	$356	$213	$428	$306	$1,303
Income from discontinued operations, net of tax	$136	$70	$76	$102	$383
Net income	$492	$283	$504	$408	$1,686
Net income attributable to PAGP	$84	$30	$83	$62	$260
Basic net income per Class A share:
Continuing operations	$0.23	$0.05	$0.31	$0.17	$0.77
Discontinued operations	0.19	0.10	0.11	0.14	0.54
Basic net income per Class A share	$0.42	$0.15	$0.42	$0.31	$1.31
Diluted net income per Class A share:
Continuing operations	$0.23	$0.05	$0.31	$0.17	$0.77
Discontinued operations	0.19	0.10	0.10	0.14	0.53
Diluted net income per Class A share	$0.42	$0.15	$0.41	$0.31	$1.30

Year Ended December 31, 2024
Total revenues	$11,639	$12,757	$12,456	$12,035	$48,889
Gross margin (2)	$437	$411	$282	$67	$1,196
Operating income/(loss)	$355	$330	$195	$(17)	$862
Income from continuing operations, net of tax	$326	$284	$187	$42	$839
Income from discontinued operations, net of tax	$10	$32	$114	$74	$231
Net income	$336	$316	$301	$116	$1,070
Net income/(loss) attributable to PAGP	$42	$39	$33	$(11)	$103
Basic net income/(loss) per Class A share:
Continuing operations	$0.20	$0.15	$0.01	$(0.16)	$0.19
Discontinued operations	0.01	0.05	0.16	0.11	0.33
Basic net income/(loss) per Class A share	$0.21	$0.20	$0.17	$(0.05)	$0.52
Diluted net income/(loss) per Class A share:
Continuing operations	$0.20	$0.15	$0.01	$(0.16)	$0.19
Discontinued operations	0.01	0.04	0.16	0.11	0.32
Diluted net income/(loss) per Class A share	$0.21	$0.19	$0.17	$(0.05)	$0.51

(1)The sum of the four quarters may not equal the year due to rounding.
(2)Gross margin is calculated as Total revenues less (i) Purchases and related costs, (ii) Field operating costs, (iii) Depreciation and amortization and (iv) (Gains)/losses on asset sales, asset impairments and other, net.