Form 10-Q
period 2026-06-30
PLAINS GP HOLDINGS LP
filed 2026-08-10
CIK 1581990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________________________________________

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
As of July 31, 2026, there were 197,904,124 Class A Shares outstanding.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,060	$329
Trade accounts receivable and other receivables, net	5,267	3,598
Inventory	84	211
Current assets of discontinued operations (Note 2)	—	479
Other current assets	119	87
Total current assets	6,530	4,704

PROPERTY AND EQUIPMENT	22,702	22,536
Accumulated depreciation	(5,921)	(5,676)
Property and equipment, net	16,781	16,860

OTHER ASSETS
Investments in unconsolidated entities	2,817	2,846
Intangible assets, net	1,610	1,754
Deferred tax asset	1,083	1,136
Linefill	892	900
Long-term operating lease right-of-use assets, net	172	198
Long-term inventory	257	214
Long-term assets of discontinued operations (Note 2)	—	2,557
Other long-term assets, net	91	107
Total assets	$30,233	$31,276

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES
Trade accounts payable	$4,942	$3,457
Short-term debt	9	563
Current liabilities of discontinued operations (Note 2)	154	382
Other current liabilities	746	500
Total current liabilities	5,851	4,902

LONG-TERM LIABILITIES
Senior notes, net	8,373	9,118
Other long-term debt, net	59	1,578
Long-term operating lease liabilities	194	202
Long-term liabilities of discontinued operations (Note 2)	—	606
Other long-term liabilities and deferred credits	442	654
Total long-term liabilities	9,068	12,158

COMMITMENTS AND CONTINGENCIES (NOTE 10)

PARTNERS’ CAPITAL
Class A shareholders (197,904,124 and 197,904,124 shares outstanding, respectively)	1,580	1,345
Noncontrolling interests	13,734	12,871
Total partners’ capital	15,314	14,216
Total liabilities and partners’ capital	$30,233	$31,276
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
REVENUES
Product sales revenues	$17,221	$10,197	$29,246	$21,243
Services revenues	472	445	916	876
Total revenues	17,693	10,642	30,162	22,119

COSTS AND EXPENSES
Purchases and related costs	16,556	9,758	28,049	20,277
Field operating costs	328	286	628	585
General and administrative expenses	111	84	195	171
Depreciation and amortization	242	235	486	466
Losses on asset sales, asset impairments and other, net	59	42	6	29
Total costs and expenses	17,296	10,405	29,364	21,528
OPERATING INCOME	397	237	798	591
OTHER INCOME/(EXPENSE)
Equity earnings in unconsolidated entities	89	94	178	196
Gain on investments in unconsolidated entities, net	—	—	—	31
Interest expense (net of capitalized interest of $2, $3, $3 and $5, respectively)	(135)	(110)	(279)	(217)
Other income, net	24	8	8	14
INCOME FROM CONTINUING OPERATIONS BEFORE TAX	375	229	705	615
Current income tax expense from continuing operations	(107)	(1)	(322)	(6)
Deferred income tax (expense)/benefit from continuing operations	(102)	(15)	106	(40)
INCOME FROM CONTINUING OPERATIONS, NET OF TAX	166	213	489	569
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX (NOTE 2)	1,649	70	1,548	206
NET INCOME	1,815	283	2,037	775
Net income attributable to noncontrolling interests from continuing operations	(240)	(203)	(515)	(513)
Net income attributable to noncontrolling interests from discontinued operations	(1,186)	(50)	(1,114)	(148)
Net income attributable to noncontrolling interests	(1,426)	(253)	(1,629)	(661)
Net income/(loss) attributable to PAGP from continuing operations	(74)	10	(26)	56
Net income attributable to PAGP from discontinued operations	463	20	434	58
NET INCOME ATTRIBUTABLE TO PAGP	$389	$30	$408	$114

Basic weighted average Class A shared outstanding	198	198	198	198

Basic Net Income/(Loss) per Class A Share:
Continuing operations	$(0.37)	$0.05	$(0.13)	$0.29
Discontinued operations	2.34	0.10	2.19	0.29
Basic Net Income per Class A Share	$1.97	$0.15	$2.06	$0.58

Diluted weighted average Class A shares outstanding	198	198	198	233

Diluted Net Income/(Loss) per Class A Share:
Continuing operations	$(0.37)	$0.05	$(0.13)	$0.29
Discontinued operations	2.34	0.10	2.19	0.28
Diluted net income per Class A Share	$1.97	$0.15	$2.06	$0.57

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
Net income	$1,815	$283	$2,037	$775
Other comprehensive income/(loss)	(13)	187	(63)	192
Comprehensive income	1,802	470	1,974	967
Comprehensive income attributable to noncontrolling interests	(1,417)	(387)	(1,584)	(799)
Comprehensive income attributable to PAGP	$385	$83	$390	$168

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
(in millions)

	Derivative Instruments	Translation Adjustments	Other	Total
	(unaudited)
Balance at December 31, 2025	$(29)	$(872)	$5	$(896)

Reclassification adjustments	2	—	—	2
Currency translation adjustments	—	(60)	—	(60)
Other	—	—	(5)	(5)
Total period activity	2	(60)	(5)	(63)
Balance at June 30, 2026	$(27)	$(932)	$—	$(959)

	Derivative Instruments	Translation Adjustments	Other	Total
	(unaudited)
Balance at December 31, 2024	$(44)	$(1,039)	$—	$(1,083)

Reclassification adjustments	2	—	—	2
Unrealized gain on hedges	6	—	—	6
Currency translation adjustments	—	183	—	183
Other	—	—	1	1
Total period activity	8	183	1	192
Balance at June 30, 2025	$(36)	$(856)	$1	$(891)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended June 30,
	2026	2025
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,037	$775
Reconciliation of net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(1,548)	(206)
Depreciation and amortization	486	466
Losses on asset sales, asset impairments and other, net	6	29
Deferred income tax expense/(benefit)	(106)	40
(Gain)/loss on foreign currency revaluation	(16)	4
Equity earnings in unconsolidated entities	(178)	(196)
Distributions on earnings from unconsolidated entities	204	256
Gain on investments in unconsolidated entities, net	—	(31)
Other	27	32
Changes in assets and liabilities, net of acquisitions	299	(140)
Cash provided by operating activities - continuing operations	1,211	1,029
Cash provided by operating activities - discontinued operations	159	301
Net cash provided by operating activities	1,370	1,330
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in connection with acquisitions, net of cash acquired	(130)	(681)
Additions to property, equipment and other	(268)	(310)
Cash paid for purchases of linefill	(12)	(17)
Proceeds from sales of assets	4	21
Cash received from sales of linefill	37	—
Other investing activities	20	—
Cash used in investing activities - continuing operations	(349)	(987)
Cash provided by/(used in) investing activities - discontinued operations	3,451	(106)
Net cash provided by/(used in) investing activities	3,102	(1,093)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings/(repayments) under PAA commercial paper program (Note 6)	(970)	69
Repayment under PAA term loan (Note 6)	(1,100)	—
Proceeds from the issuance of PAA senior notes (Note 6)	—	998
Repayments of PAA senior notes (Note 6)	(750)	—
Repurchase of common units by a subsidiary	—	(8)
Repurchase of Series A preferred units by a subsidiary (Note 7)	—	(333)
Distributions paid to Class A shareholders (Note 7)	(165)	(150)
Distributions paid to noncontrolling interests (Note 7)	(734)	(731)
Contributions from noncontrolling interests	—	29
Other financing activities	(6)	(19)
Net cash provided by/(used in) financing activities	(3,725)	(145)
Effect of translation adjustment - continuing operations	(16)	8
Effect of translation adjustment - discontinued operations	—	11
Net increase in cash and cash equivalents and restricted cash	731	111
Cash and cash equivalents and restricted cash, beginning of period	329	349
Cash and cash equivalents and restricted cash, end of period	$1,060	$460
Cash paid for:
Interest, net of amounts capitalized	$259	$216
Income taxes, net of amounts refunded	$53	$48

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(in millions)

	Class A Shareholders	Noncontrolling Interests	Total Partners’ Capital
Balance at December 31, 2025	$1,345	$12,871	$14,216
Net income	408	1,629	2,037
Distributions (Note 7)	(165)	(733)	(898)
Other comprehensive loss	(18)	(45)	(63)
Other	10	12	22
Balance at June 30, 2026	$1,580	$13,734	$15,314

	Class A Shareholders	Noncontrolling Interests	Total Partners’ Capital
Balance at March 31, 2026	$1,274	$12,678	$13,952
Net income	389	1,426	1,815
Distributions (Note 7)	(83)	(366)	(449)
Other comprehensive loss	(4)	(9)	(13)
Other	4	5	9
Balance at June 30, 2026	$1,580	$13,734	$15,314

	Class A Shareholders	Noncontrolling Interests	Total Partners’ Capital
Balance at December 31, 2024	$1,351	$12,965	$14,316
Net income	114	661	775
Distributions	(150)	(724)	(874)
Other comprehensive income	54	138	192
Repurchase of common units by a subsidiary	1	(9)	(8)
Repurchase of Series A preferred units by a subsidiary	(12)	(301)	(313)
Contributions from noncontrolling interests	—	29	29
Other	(4)	12	8
Balance at June 30, 2025	$1,354	$12,771	$14,125

	Class A Shareholders	Noncontrolling Interests	Total Partners’ Capital
Balance at March 31, 2025	$1,356	$12,704	$14,060
Net income	30	253	283
Distributions	(75)	(343)	(418)
Other comprehensive income	53	134	187
Repurchase of common units by a subsidiary	1	(9)	(8)
Contributions from noncontrolling interests	—	25	25
Other	(11)	7	(4)
Balance at June 30, 2025	$1,354	$12,771	$14,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Basis of Consolidation and Presentation

Organization

Plains GP Holdings, L.P. (“PAGP”) is a publicly-traded Delaware limited partnership formed in 2013 that has elected to be taxed as a corporation for United States federal income tax purposes. PAGP does not directly own any operating assets; as of June 30, 2026, its sole source of cash flow is derived from an indirect investment in Plains All American Pipeline, L.P. (“PAA”), a publicly-traded Delaware limited partnership. As used in this Form 10-Q and unless the context indicates otherwise (taking into account the fact that PAGP has no operating activities apart from those conducted by PAA and its subsidiaries), the terms “Partnership,” “we,” “us,” “our,” “ours” and similar terms refer to PAGP and its subsidiaries.

As of June 30, 2026, we owned an approximate 85% limited partner interest in Plains AAP, L.P. (“AAP”) through our ownership of approximately 197.9 million Class A units of AAP (“AAP Units”). We also own a 100% managing member interest in Plains All American GP LLC (“GP LLC”), a Delaware limited liability company that holds the non-economic general partner interest in AAP. AAP is a Delaware limited partnership that, as of June 30, 2026, directly owned a limited partner interest in PAA through its ownership of approximately 233.0 million PAA common units (approximately 31% of PAA’s total outstanding common units and Series A preferred units combined). AAP is the sole member of PAA GP LLC (“PAA GP”), a Delaware limited liability company that directly holds the non-economic general partner interest in PAA.

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

PAA GP Holdings LLC, a Delaware limited liability company, is our general partner. Our general partner manages our operations and activities and is responsible for exercising on our behalf any rights we have as the sole and managing member of GP LLC, including responsibility for conducting the business and managing the operations of AAP and PAA. GP LLC employs our domestic officers and personnel involved in the operation and management of AAP and PAA. PAA’s Canadian officers and personnel are employed by our subsidiary, Plains Canada Liquid Pipelines ULC (“PCLP”).

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

The financial statements have been prepared in accordance with the instructions for interim reporting as set forth by the SEC. The condensed consolidated balance sheet data as of December 31, 2025 was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and six months ended June 30, 2026 should not be taken as indicative of results to be expected for the entire year. All adjustments (consisting only of normal recurring adjustments) that in the opinion of management were necessary for a fair statement of the results for the interim periods have been reflected. All significant intercompany balances and transactions have been eliminated in consolidation, and certain reclassifications have been made to information from previous years to conform to the current presentation. These reclassifications had no impact on net income or total partners’ capital.

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

With the exception of a deferred tax asset of $1.083 billion and $1.136 billion as of June 30, 2026 and December 31, 2025, respectively, substantially all assets and liabilities presented on PAGP’s Condensed Consolidated Balance Sheets are those of PAA. Only the assets of each respective VIE can be used to settle the obligations of that individual VIE, and the creditors of each/either of those VIEs do not have recourse against the general credit of PAGP. PAGP did not provide any financial support to PAA or AAP during the six months ended June 30, 2026 or the year ended December 31, 2025. See Note 17 to our Consolidated Financial Statements included in Part IV of our 2025 Annual Report on Form 10-K for information regarding the Omnibus Agreement entered into by the Plains Entities on November 15, 2016.

On May 12, 2026, we completed the sale of the Canadian NGL Business (as defined and discussed in further detail in Note 2). The operations of the Canadian NGL Business met the criteria for classification as held for sale and for discontinued operations reporting. Accordingly, the balance sheet, results of operations and cash flows of the Canadian NGL Business have been presented as discontinued operations in our condensed consolidated financial statements. Unless otherwise indicated, the disclosures included within the accompanying notes to the condensed consolidated financial statements relate to our continuing operations and exclude amounts related to discontinued operations. Discontinued operations are not presented separately within our Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Statements of Changes in Accumulated Other Comprehensive Income/(Loss) or the Condensed Consolidated Statements of Changes in Partners’ Capital. Through the date of the sale, all significant intercompany balances and transactions between the Canadian NGL Business and our continuing operations have been eliminated.

Subsequent Events

Subsequent events have been evaluated through the financial statements issuance date and have been included in the following footnotes where applicable.

Recent Accounting Pronouncements, Disclosure Rules and Other Legislation

Except as discussed in our 2025 Annual Report on Form 10-K, there have been no new accounting pronouncements that have become effective or have been issued during the six months ended June 30, 2026 that are of significance or potential significance to us.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2—Canadian NGL Business Divestiture and Discontinued Operations

On June 17, 2025, we entered into a definitive Share Purchase Agreement (as amended to date, the “SPA”) with Keyera Corp. (“Keyera”), an Alberta corporation, pursuant to which Keyera agreed to acquire all of the issued and outstanding shares of Plains Midstream Canada ULC (“PMC ULC”), our wholly-owned subsidiary that owned substantially all of our NGL business in Canada (the “Canadian NGL Business”). The transaction closed on May 12, 2026, and, pursuant to the SPA, we received cash consideration of approximately CAD$5.328 billion (approximately $3.883 billion), including estimated working capital and other adjustments, subject to certain post-closing adjustments as defined in the SPA. As part of the sale, we divested the Canadian NGL Business, which included substantially all of our NGL assets; the NGL assets that we retained are located in the United States. The divestiture aligns with management’s strategy to focus on its crude oil operations. Prior to its classification as held for sale and presentation as discontinued operations, the Canadian NGL Business was part of our NGL reportable segment.

In June 2025, we entered into a forward currency instrument to hedge currency exchange risk associated with proceeds from the sale of our Canadian NGL Business. See Note 8 for additional information.

In connection with the closing of the Canadian NGL Business divestiture, we and Keyera entered into certain agreements, including:

•a tax matters agreement that governs our and Keyera’s tax rights and obligations after closing. We have recognized a liability of approximately $62 million related to our obligation to indemnify Keyera against any exposure to certain tax assessments by the Canadian tax authorities against PMC ULC, which is reflected within “Current liabilities of discontinued operations” on our Condensed Consolidated Balance Sheet; and

•an agreement for certain hedging arrangements and payments relating to the differential between the price of natural gas and the extracted NGL commodities (“Frac Spread”) for a twelve-month period commencing the first month after the closing date. As a result of this arrangement, we will guarantee a minimum Frac Spread margin on certain volumes. We have recognized a liability of approximately $15 million for the value of the agreement, based on contracts transferred and market conditions at closing, which is reflected within “Current liabilities of discontinued operations” on our Condensed Consolidated Balance Sheet. This agreement was settled and terminated for $15 million in July 2026.

Additionally, we completed certain planning and restructuring activities within our organizational structure in connection with the Canadian NGL Business divestiture. In the first quarter of 2026, PMC ULC contributed its crude oil assets to a newly formed, wholly-owned subsidiary, PCLP. While this transaction was among entities under common control and recorded at a carry-over basis under GAAP, the applicable Canadian tax law recognizes the transaction at fair value, resulting in a new tax basis to PCLP as of the date of the contribution by PMC ULC. These activities created current tax expense of approximately $311 million as a result of basis recapture and capital gains taxed at the applicable rates and withholding taxes on distributions. This also created a partially offsetting $217 million deferred tax benefit primarily resulting from the new tax basis in the assets received by PCLP for the six months ended June 30, 2026. Since the transaction relates to our crude oil business, the tax impacts are presented in “Current income tax expense from continuing operations” and “Deferred income tax (expense)/benefit from continuing operations,” respectively, on our Condensed Consolidated Statements of Operations. Further, we recorded current income tax expense from discontinued operations of $82 million during the six months ended June 30, 2026. As of June 30, 2026, a related liability of $77 million was included in “Current liabilities of discontinued operations” on our Condensed Consolidated Balance Sheet. Management also determined, based on analysis provided by external tax advisors, that there were no liabilities for uncertain tax positions resulting from the restructuring activities.

We determined that in conjunction with entering into the SPA, the operations of the Canadian NGL Business met the criteria for classification as held for sale and for discontinued operations reporting, as the sale represented a strategic shift that had a major effect on our operations and financial results. Depreciation and amortization on the long-lived assets of the Canadian NGL Business disposal group ceased upon meeting the criteria to be classified as assets held for sale. The Canadian NGL Business disposal group was recorded at its historical carrying value, as the fair value of the disposal group, less estimated costs to sell, was greater than the carrying value of the Canadian NGL Business disposal group. Upon the completion of the divestiture on May 12, 2026, we derecognized all assets and liabilities of the Canadian NGL Business. We recognized a gain on sale of approximately $1.637 billion and $1.605 billion for the three and six months ended June 30, 2026, respectively, which is reflected within income from discontinued operations.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations (in millions):

	June 30, 2026	December 31, 2025
Assets:
Current assets:
Trade accounts receivable and other receivables, net	$—	$285
Inventory	—	176
Other current assets	—	18
Total current assets of discontinued operations	$—	$479

Long-term assets:
Property and equipment, net (1)	$—	$2,191
Linefill	—	70
Long-term operating lease right-of-use assets, net	—	138
Long-term inventory	—	38
Other long-term assets, net	—	120
Total long-term assets of discontinued operations	$—	$2,557

Liabilities:
Current liabilities:
Trade accounts payable	$—	$295
Other current liabilities	154	87
Total current liabilities of discontinued operations	$154	$382

Long-term liabilities:
Long-term operating lease liabilities	$—	$96
Other long-term liabilities and deferred credits	—	510
Total long-term liabilities of discontinued operations	$—	$606

(1)Amounts are net of accumulated depreciation of $876 million as of December 31, 2025.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of the line items comprising income from discontinued operations before tax to income from discontinued operations, net of tax (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Product sales	$35	$181	$292	$679
Services	19	30	58	66
Total revenues	54	211	350	745
Cost and Expenses:
Purchases and related costs	—	10	205	252
Field operating costs	37	53	108	122
General and administrative expenses	3	12	17	26
Depreciation and amortization	—	27	—	57
(Gains)/losses on asset sales and other, net	(1,637)	13	(1,605)	13
Total costs and expenses	(1,597)	115	(1,275)	470
Income from discontinued operations before tax	1,651	96	1,625	275
Current income tax expense	(71)	(14)	(115)	(54)
Deferred income tax (expense)/benefit	69	(12)	38	(15)
Income from discontinued operations, net of tax	$1,649	$70	$1,548	$206

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

Revenues from Contracts with Customers. The following tables present our revenues from contracts with customers disaggregated by segment and type of activity (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Crude Oil segment revenues from contracts with customers
Sales	$17,267	$10,228	$29,278	$21,236
Transportation	358	340	696	652
Terminalling, Storage and Other	102	87	197	175
Total Crude Oil segment revenues from contracts with customers	$17,727	$10,655	$30,171	$22,063

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
NGL segment revenues from contracts with customers
Sales	$22	$24	$59	$66
Terminalling, Storage and Other	—	2	2	1
Total NGL segment revenues from contracts with customers	$22	$26	$61	$67

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

Three Months Ended June 30, 2026	Crude Oil	NGL	Total
Revenues from contracts with customers	$17,727	$22	$17,749
Other revenues	33	—	33
Total revenues of reportable segments	$17,760	$22	$17,782
Intersegment revenues elimination			(89)
Total revenues			$17,693

Three Months Ended June 30, 2025	Crude Oil	NGL	Total
Revenues from contracts with customers	$10,655	$26	$10,681
Other revenues	(33)	—	(33)
Total revenues of reportable segments	$10,622	$26	$10,648
Intersegment revenues elimination			(6)
Total revenues			$10,642

Six Months Ended June 30, 2026	Crude Oil	NGL	Total
Revenues from contracts with customers	$30,171	$61	$30,232
Other revenues	138	—	138
Total revenues of reportable segments	$30,309	$61	$30,370
Intersegment revenues elimination			(208)
Total revenues			$30,162

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2025	Crude Oil	NGL	Total
Revenues from contracts with customers	$22,063	$67	$22,130
Other revenues	(2)	—	(2)
Total revenues of reportable segments	$22,061	$67	$22,128
Intersegment revenues elimination			(9)
Total revenues			$22,119

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

Counterparty Deficiencies	Financial Statement Classification	June 30, 2026	December 31, 2025
Billed and collected	Other current liabilities	$16	$47

Contract Balances. Our contract balances consist of amounts received associated with services or sales for which we have not yet completed the related performance obligation. The following table presents the changes in the liability balance associated with contracts with customers (in millions):

Contract Liabilities
Balance at December 31, 2025	$87
Amounts recognized as revenue	(22)
Additions	4
Other (1)	(24)
Balance at June 30, 2026	$45

(1)Amount represents a contract liability that was originally recognized under ASC 606. The underlying contract was subsequently renegotiated and ceased to meet the criteria in ASC 606 for a contract with a customer.

Remaining Performance Obligations. The information below includes the amount of consideration allocated to partially and wholly unsatisfied remaining performance obligations under contracts that existed as of the end of the periods and the timing of revenue recognition of those remaining performance obligations. Certain contracts meet the requirements for the presentation as remaining performance obligations. These contracts include a fixed minimum level of service, typically a set volume of service, and do not contain any variability other than expected timing within a limited range. The following table presents the amount of consideration associated with remaining performance obligations for the population of contracts with external customers meeting the presentation requirements as of June 30, 2026 (in millions):

	Remainder of 2026	2027	2028	2029	2030	2031 and Thereafter
Pipeline revenues supported by minimum volume commitments and capacity agreements (1)	$208	$392	$342	$237	$154	$848
Terminalling, storage and other agreement revenues	124	218	158	113	75	426
Total	$332	$610	$500	$350	$229	$1,274

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

Trade Accounts Receivable and Other Receivables, Net

At June 30, 2026 and December 31, 2025, substantially all of our trade accounts receivable were less than 30 days past their invoice date. Our expected credit losses are immaterial. Although we consider our credit procedures to be adequate to mitigate any significant credit losses, the actual amount of current and future credit losses could vary significantly from estimated amounts.

The following is a reconciliation of trade accounts receivable from revenues from contracts with customers to total “Trade accounts receivable and other receivables, net” as presented on our Condensed Consolidated Balance Sheets (in millions):

	June 30, 2026	December 31, 2025
Trade accounts receivable arising from revenues from contracts with customers	$5,135	$3,639
Other trade accounts receivable and other receivables (1)	11,077	7,357
Impact due to contractual rights of offset with counterparties	(10,945)	(7,398)
Trade accounts receivable and other receivables, net	$5,267	$3,598

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

On a weighted-average basis, the possible exchange of 35 million AAP units did not result in dilution for net income/(loss) per Class A share from continuing operations for all periods presented or from discontinued operations for the three and six months ended June 30, 2026 and for the three months ended June 30, 2025. The possible exchange was dilutive for net income per Class A share from discontinued operations for the six months ended June 30, 2025. Accordingly, the effect of the possible exchange of AAP units was included in the computation of diluted net income per Class A share from discontinued operations for the six months ended June 30, 2025 and excluded from the calculation for all other periods. For the three and six months ended June 30, 2026, our PAGP LTIP awards were dilutive for discontinued operations only. For the three and six months ended June 30, 2025, our PAGP LTIP awards were dilutive for both continuing and discontinued operations. Accordingly, the effect of the LTIP awards were only included in the computation of diluted weighted-average Class A shares outstanding for those periods when the awards were dilutive.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted net income per Class A share (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic Net Income per Class A Share
Net income/(loss) attributable to PAGP from continuing operations	$(74)	$10	$(26)	$56

Net income attributable to PAGP from discontinued operations	$463	$20	$434	$58

Basic weighted average Class A shares outstanding	198	198	198	198

Basic Net Income/(Loss) per Class A Share:
Continuing operations	$(0.37)	$0.05	$(0.13)	$0.29
Discontinued operations	2.34	0.10	2.19	0.29
Basic net income per Class A share	$1.97	$0.15	$2.06	$0.58

Diluted Net Income per Class A Share
Net income/(loss) attributable to PAGP from continuing operations	$(74)	$10	$(26)	$56

Net income attributable to PAGP from discontinued operations	$463	$20	$434	$58
Incremental net income attributable to PAGP resulting from assumed exchange of AAP Management Units	—	—	—	8
Net income attributable to PAGP from discontinued operations including incremental net income from assumed exchange of AAP Management Units	$463	$20	$434	$66

Basic weighted average Class A shares outstanding	198	198	198	198
Dilutive shares resulting from assumed exchange of AAP Management Units	—	—	—	35
Diluted weighted average Class A shares outstanding	198	198	198	233

Diluted Net Income/(Loss) per Class A Share:
Continuing operations	$(0.37)	$0.05	$(0.13)	$0.29
Discontinued operations	2.34	0.10	2.19	0.28
Diluted net income per Class A share	$1.97	$0.15	$2.06	$0.57

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5—Inventory, Linefill and Long-term Inventory

Inventory, linefill and long-term inventory consisted of the following (barrels in thousands and carrying value in millions):

	June 30, 2026				December 31, 2025
	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)
Inventory
Crude oil	722	barrels	$52	$72.02	2,948	barrels	$166	$56.31
NGL	333	barrels	17	$51.05	562	barrels	27	$48.04
Other	N/A		15	N/A	N/A		18	N/A
Inventory subtotal			84				211

Linefill
Crude oil	14,975	barrels	891	$59.50	15,112	barrels	898	$59.42
NGL	32	barrels	1	$31.25	33	barrels	2	$60.61
Linefill subtotal			892				900

Long-term inventory
Crude oil	3,647	barrels	255	$69.92	3,724	barrels	213	$57.20
NGL	51	barrels	2	$39.22	26	barrels	1	$38.46
Long-term inventory subtotal			257				214

Total			$1,233				$1,325

(1)Price per unit of measure is comprised of a weighted average associated with various grades, qualities and locations. Accordingly, these prices may not coincide with any published benchmarks for such products.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6—Debt

Debt consisted of the following (in millions):

	June 30, 2026	December 31, 2025
SHORT-TERM DEBT
PAA commercial paper notes, bearing a weighted-average interest rate of 3.9% (1)	$—	$554
Other	9	9
Total short-term debt	9	563

LONG-TERM DEBT
PAA senior notes, net of unamortized discounts and debt issuance costs of $60 and $65, respectively (2)	8,373	9,118
PAA commercial paper notes, bearing a weighted-average interest rate of 3.9% (3)	—	416
PAA term loan, net of debt issuance costs of $1, and bearing a weighted-average interest rate of 5.0%	—	1,099
Other	59	63
Total long-term debt	8,432	10,696
Total debt (4)	$8,441	$11,259

(1)We classified these PAA commercial paper notes as short-term as of December 31, 2025, as these notes were primarily designated as working capital borrowings, were required to be repaid within one year and were primarily for hedged inventory and NYMEX and ICE margin deposits.
(2)As of December 31, 2025, PAA classified its $750 million, 4.50% senior notes due December 2026 as long-term based on its ability and intent to refinance the notes on a long-term basis at that time. PAA redeemed these senior notes on June 25, 2026.
(3)As of December 31, 2025, PAA classified a portion of its commercial paper notes as long-term based on its ability and intent to refinance such amounts on a long-term basis.
(4)PAA’s fixed-rate senior notes had a face value of approximately $8.4 billion and $9.2 billion at June 30, 2026 and December 31, 2025, respectively. We estimated the aggregate fair value of these notes as of June 30, 2026 and December 31, 2025 to be approximately $8.2 billion and $9.0 billion, respectively. PAA’s fixed-rate senior notes are traded among institutions, and these trades are routinely published by a reporting service. Our determination of fair value is based on reported trading activity near the end of the reporting period. We estimate that the carrying value of outstanding borrowings under PAA’s commercial paper program and term loan approximate fair value as interest rates reflect current market rates. The fair value estimates for PAA’s senior notes, commercial paper program and term loan are based upon observable market data and are classified in Level 2 of the fair value hierarchy.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Credit Agreements

In June 2026, PAA entered into a new credit agreement that provides for a senior unsecured revolving credit facility with a committed borrowing capacity of $2.7 billion, of which $800 million is available for the issuance of letters of credit and $225 million is available for the swing line loans. The new credit agreement replaced PAA’s previous credit agreements that provided for a $1.35 billion senior secured hedged inventory facility and a $1.35 billion senior unsecured revolving credit facility, which were scheduled to mature in August 2027 and August 2029, respectively. Subject to obtaining additional or increased lender commitments and other terms and conditions, the committed capacity may be increased to $4.0 billion. Borrowings accrue interest based, at our selection, on certain floating rate indices, in each case, plus an applicable margin. The new credit agreement has an initial maturity date of June 2031 and provides for one or more one-year extensions, subject to applicable approval and other terms and conditions. The covenants and events of default under this new credit agreement remain substantially unchanged from the previous agreements.

In conjunction with the closing of the new credit agreement in June 2026, we repaid in full and terminated all outstanding obligations under the $1.35 billion senior secured hedged inventory facility and $1.35 billion senior unsecured revolving credit facility. See Note 11 to our Consolidated Financial Statements included in Part IV of our 2025 Annual Report on Form 10-K for additional information regarding these agreements.

Term Loan Agreement

On November 26, 2025, PAA entered into a term loan agreement that provided for a $1.1 billion senior unsecured term loan. The closing of the Canadian NGL Business divestiture triggered mandatory prepayment of all amounts outstanding under the term loan agreement. See Note 2 for additional information about the Canadian NGL Business divestiture. Effective May 14, 2026, PAA terminated the term loan agreement and repaid all amounts outstanding thereunder.

Senior Notes

On June 25, 2026, PAA redeemed its $750 million, 4.50% senior notes that were due December 2026. PAA repaid these senior notes with proceeds from the sale of the Canadian NGL Business.

Borrowings and Repayments

Total borrowings under the PAA credit facilities and commercial paper program for the six months ended June 30, 2026 and 2025 were approximately $37.1 billion and $27.6 billion, respectively. Total repayments under the PAA credit facilities and the PAA commercial paper program were approximately $38.1 billion and $27.5 billion for the six months ended June 30, 2026 and 2025, respectively. The variance in total gross borrowings and repayments is impacted by various business and financial factors including, but not limited to, the timing, average term and method of general partnership borrowing activities.

Letters of Credit

In connection with our merchant activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil. Additionally, we issue letters of credit to support insurance programs, derivative transactions, including hedging-related margin obligations, and construction activities. At June 30, 2026 and December 31, 2025, we had outstanding letters of credit of $63 million and $95 million, respectively.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7—Partners’ Capital and Distributions

Shares Outstanding

The following tables present the activity for our Class A, Class B and Class C shares:

	Class A Shares	Class B Shares	Class C Shares
Outstanding at December 31, 2025	197,904,124	35,096,306	530,932,175
Other	—	—	10,986
Outstanding at March 31, 2026	197,904,124	35,096,306	530,943,161
Other	—	—	34,777
Outstanding at June 30, 2026	197,904,124	35,096,306	530,977,938

	Class A Shares	Class B Shares	Class C Shares
Outstanding at December 31, 2024	197,465,699	35,390,231	542,004,838
Exchange Right exercises (1)	277,925	(277,925)	—
Repurchase of Series A preferred units by a subsidiary			(12,678,560)
Other	—	—	5,650
Outstanding at March 31, 2025	197,743,624	35,112,306	529,331,928
Repurchase and cancellation of common units by a subsidiary under the Common Equity Repurchase Program			(476,695)
Other	—	—	5,197
Outstanding at June 30, 2025	197,743,624	35,112,306	528,860,430

(1)See Note 12 to our Consolidated Financial Statements included in Part IV of our 2025 Annual Report on Form 10-K for information regarding conversions of AAP Management Units, Exchange Rights and Redemption Rights.
Distributions to Our Shareholders

The following table details distributions to our Class A shareholders paid during or pertaining to the first six months of 2026 (in millions, except per share data):

			Class A Shareholders
Distribution Payment Date	Record Date (1)	Distribution Period	Cash Distribution	Distribution per Unit
August 14, 2026	July 31, 2026	April 1, 2026 through June 30, 2026	$83	$0.4175
May 15, 2026	May 1, 2026	January 1, 2026 through March 31, 2026	$83	$0.4175
February 13, 2026	January 30, 2026	October 1, 2025 through December 31, 2025	$83	$0.4175

(1)Payable to shareholders of record at the close of business on the applicable Record Date.

Consolidated Subsidiaries

Noncontrolling Interests in Subsidiaries

As of June 30, 2026, noncontrolling interests in our subsidiaries consisted of (i) limited partner interests in PAA including a 69% interest PAA’s common units and PAA’s Series A preferred units combined and 100% of PAA’s Series B preferred units, (ii) an approximate 15% limited partner interest in AAP, (iii) a 35% interest in Plains Oryx Permian Basin LLC (the “Permian JV”), (iv) a 30% interest in Cactus II Pipeline LLC (“Cactus II”) and (v) a 33% interest in Red River Pipeline Company LLC (“Red River”).

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Subsidiary Distributions

PAA Series A Preferred Unit Distributions. Distributions on PAA’s Series A preferred units accumulate and are payable quarterly within 45 days following the end of each quarter. See Note 12 to our Consolidated Financial Statements included in Part IV of our 2025 Annual Report on Form 10-K for additional information regarding the PAA Series A preferred unit distributions. The following table details distributions to PAA’s Series A preferred unitholders paid during or pertaining to the first six months of 2026 (in millions, except per unit data):

			PAA Series A Preferred Unitholders
Distribution Payment Date	Record Date (1)	Distribution Period	Cash Distribution	Distribution per Unit
August 14, 2026 (2)	July 31, 2026	April 1, 2026 through June 30, 2026	$36	$0.615
May 15, 2026	May 1, 2026	January 1, 2026 through March 31, 2026	$36	$0.615
February 13, 2026	January 30, 2026	October 1, 2025 through December 31, 2025	$36	$0.615

(1)Payable to unitholders of record at the close of business on the applicable Record Date.
(2)At June 30, 2026, such amount was accrued as distributions payable in “Other current liabilities” on our Condensed Consolidated Balance Sheet.

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

			PAA Series B Preferred Unitholders
Distribution Payment Date	Record Date (1)	Distribution Period	Cash Distribution	Distribution per Unit
August 17, 2026 (2)	August 3, 2026	May 15, 2026 through August 14, 2026	$16	$20.50
May 15, 2026	May 1, 2026	February 15, 2026 through May 14, 2026	$16	$19.84
February 17, 2026	February 2, 2026	November 15, 2025 through February 14, 2026	$17	$21.02

(1)Payable to unitholders of record at the close of business on the applicable Record Date.
(2)At June 30, 2026, approximately $8 million of accrued distributions payable to PAA’s Series B preferred unitholders was included in “Other current liabilities” on our Condensed Consolidated Balance Sheet.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PAA Common Unit Distributions. The following table details distributions to PAA’s common unitholders paid during or pertaining to the first six months of 2026 (in millions, except per unit data):

			Distributions			Distribution per Common Unit
Distribution Payment Date	Record Date (1)	Distribution Period	PAA Common Unitholders		Total Cash Distribution
			Public	AAP
August 14, 2026	July 31, 2026	April 1, 2026 through June 30, 2026	$198	$97	$295	$0.4175
May 15, 2026	May 1, 2026	January 1, 2026 through March 31, 2026	$198	$97	$295	$0.4175
February 13, 2026	January 30, 2026	October 1, 2025 through December 31, 2025	$198	$97	$295	$0.4175

(1)Payable to unitholders of record at the close of business on the applicable Record Date.

AAP Distributions. The following table details the distributions to AAP’s partners paid during or pertaining to the first six months of 2026 from distributions received from PAA (in millions):

			Distributions to AAP’s Partners
Distribution Payment Date	Record Date (1)	Distribution Period	Noncontrolling Interests	PAGP	Total Cash Distribution
August 14, 2026	July 31, 2026	April 1, 2026 through June 30, 2026	$14	$83	$97
May 15, 2026	May 1, 2026	January 1, 2026 through March 31, 2026	$14	$83	$97
February 13, 2026	January 30, 2026	October 1, 2025 through December 31, 2025	$14	$83	$97

Consolidated Joint Venture Distributions. The following table details distributions paid to noncontrolling interests in consolidated joint ventures during the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Permian JV	$81	$78	$165	$183
Cactus II	17	16	32	38
Red River	4	3	8	8
	$102	$97	$205	$229

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

At June 30, 2026 and December 31, 2025, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings. Although we may be required to post margin on our exchange-traded derivatives transacted through a clearing brokerage account, as described below, we do not require our non-cleared derivative counterparties to post collateral with us.

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

In the normal course of our operations, we purchase and sell commodities. We use derivatives to manage the associated risks and, in certain circumstances, to optimize profits. As of June 30, 2026, net derivative positions related to these activities included:

•A net long position of 8.1 million barrels associated with our crude oil purchases, which will be unwound ratably through September 2026 to match monthly average pricing.
•A net short time spread position of 2.1 million barrels, which hedges a portion of our anticipated crude oil lease gathering purchases through October 2026.
•A net crude oil basis spread position of 2.6 million barrels at multiple locations through March 2027. These derivatives allow us to lock in grade and location basis differentials.
•A net short position of 7.8 million barrels through December 2027 related to anticipated net sales of crude oil inventory.

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

Our commodity derivatives are not designated in a hedging relationship for accounting purposes; as such, changes in the fair value are reported in earnings. The following table summarizes the impact of our commodity derivatives recognized in earnings (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Product sales revenues	$17	$(40)	$105	$(41)
Field operating costs	—	5	2	3
Net income/(loss) from commodity derivative activity	$17	$(35)	$107	$(38)

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

	June 30, 2026	December 31, 2025
Initial margin	$31	$16
Variation margin posted	31	4
Letters of credit	(29)	(1)
Net broker receivable	$33	$19

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

	June 30, 2026				December 31, 2025
			Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet			Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Commodity Derivatives				Commodity Derivatives
	Assets	Liabilities			Assets	Liabilities
Derivative Assets
Other current assets	$20	$(12)	$(7)	$1	$18	$(24)	$19	$13
Other long-term assets, net	11	(3)	—	8	1	—	—	1
Derivative Liabilities
Other current liabilities	28	(87)	40	(19)	(1)	—	—	(1)
Other long-term liabilities and deferred credits	—	—	—	—	10	(8)	—	2
Total	$59	$(102)	$33	$(10)	$28	$(32)	$19	$15

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

As of June 30, 2026, there was a net loss of $27 million deferred in AOCI. The deferred net loss recorded in AOCI is expected to be reclassified to future earnings contemporaneously with interest expense accruals associated with underlying debt instruments. We estimate that substantially all of the remaining deferred loss will be reclassified to earnings through 2056 as the underlying hedged transactions impact earnings.

The following table summarizes the net unrealized gain recognized in AOCI for derivatives (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest rate derivatives, net	$—	$7	$—	$6

At June 30, 2026 and December 31, 2025, we did not have any interest rate hedges recorded on our Condensed Consolidated Balance Sheets.

Currency Exchange Rate Risk Hedging

In connection with the Canadian NGL Business divestiture, we entered into a forward currency instrument (CAD$4.5 billion notional amount) to hedge currency exchange risk. The instrument was contingent upon the sale of the Canadian NGL Business occurring and settled at closing. The cost of the deal-contingent structure was embedded in the hedge rate. We settled this instrument and received net cash proceeds of $20 million at the closing of the Canadian NGL Business divestiture. As of December 31, 2025, the fair value of the instrument was an asset of $8 million, presented in “Other current assets” on our Condensed Consolidated Balance Sheet. For the three and six months ended June 30, 2026, we recognized a loss of $41 million and a gain of $12 million, respectively, which were included in “Losses on asset sales, asset impairments and other, net” on our Condensed Consolidated Statements of Operations. For each of the three and six months ended June 30, 2025, we recognized a loss of $49 million. See Note 2 for additional information regarding the Canadian NGL Business divestiture.

Recurring Fair Value Measurements

Derivative Financial Assets and Liabilities

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis (in millions):

	Fair Value as of June 30, 2026			Fair Value as of December 31, 2025
Recurring Fair Value Measures (1)	Level 1	Level 2	Total	Level 1	Level 2	Total
Commodity derivatives	$(50)	$7	$(43)	$(2)	$(2)	$(4)
Foreign currency derivatives	—	—	—	—	8	8
Total net derivative asset/(liability)	$(50)	$7	$(43)	$(2)	$6	$4

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

During the three and six months ended June 30, 2026 and 2025, we recognized sales and transportation revenues, purchased petroleum products and utilized transportation and storage services from related parties. These transactions were conducted at posted tariff rates or prices that we believe approximate market.

The impact to our Condensed Consolidated Statements of Operations from these transactions is included below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues from related parties	$13	$12	$26	$23

Purchases and related costs from related parties	$80	$98	$154	$196

Our receivable and payable amounts with these related parties as reflected on our Condensed Consolidated Balance Sheets were as follows (in millions):

	June 30, 2026	December 31, 2025
Trade accounts receivable and other receivables, net from related parties (1)	$33	$49

Trade accounts payable to related parties (1) (2)	$50	$64

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

Our estimated undiscounted reserves for environmental liabilities (excluding liabilities related to the Line 901 incident, as discussed further below) were reflected on our Condensed Consolidated Balance Sheets as follows (in millions):

	June 30, 2026	December 31, 2025
Other current liabilities	$40	$13
Other long-term liabilities and deferred credits	70	70
Total	$110	$83

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

Specific Legal, Environmental or Regulatory Matters

Line 901 Incident. In May 2015 we experienced a release of crude oil from our Las Flores to Gaviota Pipeline (Line 901) in Santa Barbara County, California. Effective as of June 30, 2026, we estimate that the aggregate total costs we have incurred or will incur with respect to the Line 901 incident will be approximately $870 million, which includes actual emergency response and clean-up costs, natural resource damage assessments, fines and penalties incurred, certain third-party claims settlements, and estimated costs associated with our remaining Line 901 lawsuits and claims as described below, as well as estimates for certain legal fees and statutory interest where applicable. We accrue such estimates of aggregate total costs to “Field operating costs” in our Condensed Consolidated Statements of Operations. This estimate considers our prior experience in environmental investigation and remediation matters and available data from, and in consultation with, our environmental and other specialists, as well as currently available facts and presently enacted laws and regulations. We have made assumptions for (i) the resolution of certain third-party claims and lawsuits, but excluding claims and lawsuits with respect to which losses are not probable and reasonably estimable, and (ii) the nature, extent and cost of legal services that will be required in connection with all lawsuits, claims and other matters requiring legal or expert advice associated with the Line 901 incident. Our estimate does not include any lost revenue associated with the shutdown of Line 901 or 903 and does not include any liabilities or costs that are not reasonably estimable at this time or that relate to contingencies where we currently regard the likelihood of loss as being only reasonably possible or remote. We believe we have accrued adequate amounts for all probable and reasonably estimable costs; however, this estimate is subject to uncertainties associated with the assumptions that we have made. For example, with respect to potential losses that we regard as only reasonably possible or remote, we have made assumptions regarding the strength of our legal position based on our assessment of the relevant facts and applicable law and precedent; if our assumptions regarding such matters turn out to be inaccurate (i.e., we are found to be liable under circumstances where we regard the likelihood of loss as being only reasonably possible or remote), we could be responsible for significant costs and expenses that are not currently included in our estimates and accruals. In addition, for any potential losses that we regard as probable and for which we have accrued an estimate of the potential losses, our estimates regarding damages, legal fees, court costs and interest could turn out to be inaccurate and the actual losses we incur could be significantly higher than the amounts included in our estimates and accruals. Also, the amount of time it takes for us to resolve all of the current and future lawsuits and claims that relate to the Line 901 incident could turn out to be significantly longer than we have assumed, and as a result the costs we incur for legal services could be significantly higher than we have estimated.

During the six months ended June 30, 2026 and 2025, we did not recognize any costs related to the Line 901 incident. As of June 30, 2026 and December 31, 2025, we had a remaining undiscounted gross liability of approximately $23 million and $22 million, respectively, related to the Line 901 incident, which aggregate amounts are reflected in “Current liabilities” on our Condensed Consolidated Balance Sheet.

We maintain insurance coverage, which is subject to certain exclusions and deductibles, in the event of such liabilities. To date, we have collected approximately $295 million of the $500 million available under our 2015 insurance program. With respect to the Line 901 incident, we do not have any amounts recorded as receivables that are recognized on our Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025.

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

L48 Pipeline Release. In March 2025, our subsidiary, Pacific Pipeline System LLC, experienced a crude oil release of approximately 125 barrels on a segment of the Line 48 pipeline in Carson, California. Clean-up and remediation activities were conducted in cooperation with applicable state and federal regulatory agencies. An investigation by the California Office of the State Fire Marshall was initiated. To date no charges, fines or penalties have been assessed against us with respect to this release; however, it is possible that charges, fines or penalties may be assessed against us in the future. We provided notification to our applicable insurance carriers and are subject to a $10 million self-insured retention. Through June 30, 2026, we incurred $13 million in connection with clean-up and remediation activities. We do not currently anticipate any additional costs associated with the site.

Line 63 Pipeline Strike. In May 2026, our subsidiary, Pacific Pipeline System LLC, experienced a crude oil release of approximately 585 barrels on a segment of the Line 63 pipeline in Los Angeles, California, resulting from a strike by a construction crew drilling for a fiber-optic line. Clean-up and remediation activities were conducted in cooperation with applicable state and federal regulatory agencies. Investigations were initiated by the California Office of the State Fire Marshall and the California Underground Safety Board. To date no charges, fines or penalties have been assessed against us with respect to this release; however, it is possible that charges, fines or penalties may be assessed against us in the future. We provided notification to our applicable insurance carriers and are subject to a $10 million self-insured retention. We estimate that the aggregate cost to clean-up and remediate the site will be approximately $40 million.

Canadian Competition Bureau Lawsuit. In connection with the closing of the sale of our Canadian NGL Business to Keyera, on May 5, 2026, the Canadian Commissioner of Competition (“Commissioner”) filed a lawsuit against Keyera, PMC ULC and Plains challenging the transaction on the basis that it allegedly harms competition in the NGL fractionation and storage market at Fort Saskatchewan. Because the lawsuit did not prevent the parties from closing, Keyera and Plains closed the transaction on May 12, 2026. In its lawsuit, the Commissioner seeks remedies that it believes would restore competition at Fort Saskatchewan to pre-transaction levels. As the owner of PMC ULC and the Canadian NGL Business, Keyera is primarily responsible for the lawsuit and we do not believe the ultimate resolution of the lawsuit will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

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

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect certain financial data from continuing operations for each segment (in millions):

	Crude Oil	NGL	Intersegment Elimination	Total
Three Months Ended June 30, 2026
Revenues (1):
Product sales	$17,290	$20	$(89)	$17,221
Services	470	2	—	472
Total revenues	17,760	22	(89)	17,693

Significant segment expenses:
Purchases and related costs (1)	(16,632)	(13)	89	(16,556)
Field operating costs	(325)	(3)	—	(328)
Segment general and administrative expenses	(108)	(2)	—	(110)
Total significant segment expenses	(17,065)	(18)	89	(16,994)

Equity earnings in unconsolidated entities	89	—

Other segment items (2):
Depreciation and amortization of unconsolidated entities (3)	21	—
Derivative activities and inventory valuation adjustments (4)	(74)	—
Long-term inventory costing adjustments (5)	67	—
Deficiencies under minimum volume commitments, net (6)	(4)	—
Equity-indexed compensation expense (7)	10	—
Foreign currency revaluation (8)	(8)	—
Impact from exit of Canadian NGL Business (9)	34	—
Segment amounts attributable to noncontrolling interests in consolidated joint ventures (10)	(140)	—
Total other segment items	(94)	—

Segment Adjusted EBITDA	$690	$4

Investment and acquisition capital expenditures (11) (12)	$155	$—		$155
Maintenance capital expenditures (12)	$38	$—		$38

As of June 30, 2026
Investments in unconsolidated entities	$2,817	$—		$2,817

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Crude Oil	NGL	Intersegment Elimination	Total
Six Months Ended June 30, 2026
Revenues (1):
Product sales	$29,396	$58	$(208)	$29,246
Services	913	3	—	916
Total revenues	30,309	61	(208)	30,162

Significant segment expenses:
Purchases and related costs (1)	(28,211)	(46)	208	(28,049)
Field operating costs	(616)	(12)	—	(628)
Segment general and administrative expenses	(184)	(8)	—	(192)
Total significant segment expenses	(29,011)	(66)	208	(28,869)

Equity earnings in unconsolidated entities	178	—

Other segment items (2):
Depreciation and amortization of unconsolidated entities (3)	42	—
Derivative activities and inventory valuation adjustments (4)	56	—
Long-term inventory costing adjustments (5)	(45)	—
Deficiencies under minimum volume commitments, net (6)	(36)	—
Equity-indexed compensation expense (7)	20	—
Foreign currency revaluation (8)	(13)	—
Impact from exit of Canadian NGL Business (9)	34	—
Segment amounts attributable to noncontrolling interests in consolidated joint ventures (10)	(262)	—
Total other segment items	(204)	—

Segment Adjusted EBITDA	$1,272	$(5)

Investment and acquisition capital expenditures (11) (12)	$326	$—		$326
Maintenance capital expenditures (12)	$72	$1		$73

As of June 30, 2026
Investments in unconsolidated entities	$2,817	$—		$2,817

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Crude Oil	NGL	Intersegment Elimination	Total
Three Months Ended June 30, 2025
Revenues (1):
Product sales	$10,178	$24	$(5)	$10,197
Services	444	2	(1)	445
Total revenues	10,622	26	(6)	10,642

Significant segment expenses:
Purchases and related costs (1)	(9,742)	(22)	6	(9,758)
Field operating costs	(279)	(7)	—	(286)
Segment general and administrative expenses	(75)	(7)	—	(82)
Total significant segment expenses	(10,096)	(36)	6	(10,126)

Equity earnings in unconsolidated entities	94	—

Other segment items (2):
Depreciation and amortization of unconsolidated entities (3)	20	—
Derivative activities and inventory valuation adjustments (4)	52	—
Long-term inventory costing adjustments (5)	17	—
Deficiencies under minimum volume commitments, net (6)	(9)	—
Equity-indexed compensation expense (7)	8	—
Foreign currency revaluation (8)	9	—
Transaction-related expenses (13)	3	—
Segment amounts attributable to noncontrolling interests in consolidated joint ventures (10)	(140)	—
Total other segment items	(40)	—

Segment Adjusted EBITDA	$580	$(10)

Investment and acquisition capital expenditures (11) (12)	$218	$—		$218
Maintenance capital expenditures (12)	$43	$1		$44

As of December 31, 2025
Investments in unconsolidated entities	$2,846	$—		$2,846

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Crude Oil	NGL	Intersegment Elimination	Total
Six Months Ended June 30, 2025
Revenues (1):
Product sales	$21,185	$66	$(8)	$21,243
Services	876	1	(1)	876
Total revenues	22,061	67	(9)	22,119

Significant segment expenses:
Purchases and related costs (1)	(20,231)	(55)	9	(20,277)
Field operating costs	(571)	(14)	—	(585)
Segment general and administrative expenses	(155)	(13)	—	(168)
Total significant segment expenses	(20,957)	(82)	9	(21,030)

Equity earnings in unconsolidated entities	196	—

Other segment items (2):
Depreciation and amortization of unconsolidated entities (3)	40	—
Derivative activities and inventory valuation adjustments (4)	28	—
Long-term inventory costing adjustments (5)	18	—
Deficiencies under minimum volume commitments, net (6)	(16)	—
Equity-indexed compensation expense (7)	18	—
Foreign currency revaluation (8)	9	—
Transaction-related expenses (13)	8	—
Segment amounts attributable to noncontrolling interests in consolidated joint ventures (10)	(265)	—
Total other segment items	(160)	—

Segment Adjusted EBITDA	$1,140	$(15)

Investment and acquisition capital expenditures (11) (12)	$1,002	$—		$1,002
Maintenance capital expenditures (12)	$74	$3		$77

As of December 31, 2025
Investments in unconsolidated entities	$2,846	$—		$2,846

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
(9)Represents the acceleration of certain general and administrative expenses associated with exit activities related to the Canadian NGL Business divestiture in May 2026. Such costs are not integral to our core operating performance and were therefore excluded in determining Segment Adjusted EBITDA. See Note 2 for additional information regarding the Canadian NGL Business divestiture.
(10)Reflects amounts attributable to noncontrolling interests in the Permian JV, Cactus II and Red River.
(11)Investment capital and acquisition capital expenditures, including investments in unconsolidated entities.
(12)These amounts combined represent total capital expenditures.
(13)Primarily related to deal-specific costs incurred during the periods presented.

PLAINS GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Segment Adjusted EBITDA Reconciliation

The following table reconciles Segment Adjusted EBITDA to Income from continuing operations, net of tax (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Segment Adjusted EBITDA	$694	$570	$1,267	$1,125
Total other segment items (1)	94	40	204	160
Unallocated general and administrative expenses (2)	(1)	(2)	(3)	(3)
Depreciation and amortization	(242)	(235)	(486)	(466)
Losses on asset sales, asset impairments and other, net	(59)	(42)	(6)	(29)
Gain on investments in unconsolidated entities, net	—	—	—	31
Interest expense, net	(135)	(110)	(279)	(217)
Other income, net	24	8	8	14
Income from continuing operations before tax	375	229	705	615
Income tax expense from continuing operations	(209)	(16)	(216)	(46)
Income from continuing operations, net of tax	$166	$213	$489	$569

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

Our discussion and analysis includes the following:

•Executive Summary
•Results of Operations
•Liquidity and Capital Resources
•Recent Accounting Pronouncements
•Forward-Looking Statements

Executive Summary

Company Overview

We are a publicly-traded Delaware limited partnership that has elected to be taxed as a corporation for United States federal income tax purposes. As of June 30, 2026, our sole cash-generating assets consisted of an approximate 85% limited partner interest in AAP. We also own a 100% managing member interest in GP LLC, which holds the non-economic general partner interest in AAP. As of June 30, 2026, AAP directly owned a limited partner interest in PAA through its ownership of approximately 233.0 million PAA common units (approximately 31% of PAA’s total outstanding common units and Series A preferred units combined). AAP is the sole member of PAA GP, which holds the non-economic general partner interest in PAA.

PAA’s business model integrates large-scale supply aggregation capabilities with the ownership and operation of critical midstream infrastructure systems that connect major producing regions to key demand centers and export terminals. As one of the largest crude oil midstream service providers in North America, PAA owns an extensive network of pipeline transportation, terminalling, storage and gathering assets in key crude oil producing basins (including the Permian Basin) and transportation corridors and at major market hubs in the United States and Canada. PAA’s assets and the services it provides are primarily focused on crude oil.

Sale of Canadian NGL Business

On May 12, 2026, we completed the sale of our Canadian NGL Business, pursuant to a definitive SPA with Keyera entered into on June 17, 2025. We determined that in conjunction with entering into the SPA, the operations of the Canadian NGL Business met the criteria for classification as held for sale and for discontinued operations reporting, as the sale represented a strategic shift that had a major effect on our operations and financial results. See Note 1 and Note 2 to our Condensed Consolidated Financial Statements for additional information.

Unless otherwise indicated, the discussion below relates to our continuing operations and excludes amounts related to discontinued operations.

Overview of Operating Results

We recognized net income of $2.037 billion for the six months ended June 30, 2026 compared to net income of $775 million for the first six months of 2025. See the “—Results of Operations” section below for discussion of significant drivers of our results from continuing operations.

Results of Operations

Consolidated Results

The following table sets forth an overview of our consolidated financial results calculated in accordance with GAAP (in millions, except per share data):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2026	2025	$	%	2026	2025	$	%
Product sales revenues	$17,221	$10,197	$7,024	69%	$29,246	$21,243	$8,003	38%
Services revenues	472	445	27	6%	916	876	40	5%
Purchases and related costs	(16,556)	(9,758)	(6,798)	(70)%	(28,049)	(20,277)	(7,772)	(38)%
Field operating costs	(328)	(286)	(42)	(15)%	(628)	(585)	(43)	(7)%
General and administrative expenses	(111)	(84)	(27)	(32)%	(195)	(171)	(24)	(14)%
Depreciation and amortization	(242)	(235)	(7)	(3)%	(486)	(466)	(20)	(4)%
Losses on asset sales, asset impairments and other, net	(59)	(42)	(17)	(40)%	(6)	(29)	23	79%
Equity earnings in unconsolidated entities	89	94	(5)	(5)%	178	196	(18)	(9)%
Gain on investments in unconsolidated entities, net	—	—	—	N/A	—	31	(31)	(100)%
Interest expense, net	(135)	(110)	(25)	(23)%	(279)	(217)	(62)	(29)%
Other income, net	24	8	16	200%	8	14	(6)	(43)%
Income tax expense from continuing operations	(209)	(16)	(193)	**	(216)	(46)	(170)	(370)%
Income from continuing operations, net of tax	166	213	(47)	(22)%	489	569	(80)	(14)%
Income from discontinued operations, net of tax (1)	1,649	70	1,579	**	1,548	206	1,342	**
Net income	1,815	283	1,532	**	2,037	775	1,262	163%
Net income attributable to noncontrolling interests	(1,426)	(253)	(1,173)	(464)%	(1,629)	(661)	(968)	(146)%
Net income attributable to PAGP	$389	$30	$359	**	$408	$114	$294	258%

Basic net income/(loss) per Class A share:
Continuing operations	$(0.37)	$0.05	$(0.42)	**	$(0.13)	$0.29	$(0.42)	(145)%
Discontinued operations	2.34	0.10	2.24	**	2.19	0.29	1.90	**
Basic net income per Class A share	$1.97	$0.15	$1.82	**	$2.06	$0.58	$1.48	255%
Basic weighted average Class A shares outstanding	198	198	—	—%	198	198	—	—%

Diluted net income/(loss) per Class A share:
Continuing operations	$(0.37)	$0.05	$(0.42)	**	$(0.13)	$0.29	$(0.42)	(145)%
Discontinued operations	2.34	0.10	2.24	**	2.19	0.28	1.91	**
Diluted net income per Class A share	$1.97	$0.15	$1.82	**	$2.06	$0.57	$1.49	261%
Diluted weighted average Class A shares outstanding	198	198	—	—%	198	233	(35)	(15)%

**    Indicates that variance as a percentage is not meaningful.
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

A majority of our crude oil sales and purchases are indexed to the prompt month price of the NYMEX Light, Sweet crude oil futures contract (“NYMEX Price”). The following table presents the range of the NYMEX Price over the last two years (in dollars per barrel):

	NYMEX Price
	Low	High	Average
Three Months Ended June 30, 2026	$69	$113	$93
Three Months Ended June 30, 2025	$57	$75	$64

Six Months Ended June 30, 2026	$56	$113	$83
Six Months Ended June 30, 2025	$57	$80	$68

Product sales revenues (including the impact of derivative mark-to-market valuations) and purchases increased for the three and six months ended June 30, 2026 compared to the same periods in 2025 primarily due to higher crude oil sales volumes and commodity prices in the 2026 period.

Services revenues for the three and six months ended June 30, 2026 increased compared to the same periods in 2025 primarily due to the impact of our acquisition of the Cactus III pipeline in the fourth quarter of 2025, partially offset by the impact from certain Permian long-haul pipeline contract rates resetting to market during 2025.

See further discussion of net revenues (defined as revenues less purchases and related costs) in the “—Analysis of Operating Segments” section below.

Field Operating Costs

See discussion of field operating costs in the “—Analysis of Operating Segments” section below.

General and Administrative Expenses

The increase in general and administrative expenses for the three and six months ended June 30, 2026 compared to the same periods in 2025 was primarily due to the acceleration of certain expenses during the second quarter of 2026 resulting from exit costs associated with the Canadian NGL Business. This increase was partially offset by the impact of (i) the recognition in the 2025 period of acquisition-related transaction costs and (ii) lower information systems costs in the 2026 periods primarily due to the completion of certain systems conversion and integration work in the second quarter of 2025. The exit costs associated with the Canadian NGL Business are excluded from our Non-GAAP, adjusted results. See “Non-GAAP Financial Measures” below for additional information.

Depreciation and Amortization

The increase in depreciation and amortization for the three and six months ended June 30, 2026 compared to the same periods in 2025 was largely driven by recently completed acquisitions.

Losses on Asset Sales, Asset Impairments and Other, Net

In anticipation of the closing of the sale of the Canadian NGL Business, which was completed on May 12, 2026, we entered into a deal-contingent forward currency instrument to hedge the currency exchange risk associated with the sale in CAD. The periods presented were impacted by the mark-to-market of this instrument. See Note 8 to our Condensed Consolidated Financial Statements for additional information regarding this instrument and our derivatives and hedging activities. See Note 2 to our Condensed Consolidated Financial Statements for additional information regarding the sale of the Canadian NGL Business.

Equity Earnings

See discussion of Equity earnings in unconsolidated entities in the “—Analysis of Operating Segments” section below.

Gain on Investments in Unconsolidated Entities, Net

In the first quarter of 2025, we recognized a gain of $31 million related to our acquisition of the remaining 50% interest in Cheyenne Pipeline LLC through a non-monetary transaction.

Interest Expense, Net

The following table summarizes the components impacting Interest expense, net (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense on borrowings (1)	$137	$113	$282	$222
Capitalized interest	(2)	(3)	(3)	(5)
	$135	$110	$279	$217

(1)The increase in interest expense for the three and six-month 2026 periods compared to the same periods in 2025 was primarily driven by higher weighted-average debt outstanding in the 2026 periods. See Note 6 to our Condensed Consolidated Financial Statements for additional information regarding outstanding debt.

Other Income, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net gain on foreign currency revaluation (1)	$15	$3	$3	$2
Contingent consideration fair value adjustment (2)	—	—	(6)	—
Other	9	5	11	12
	$24	$8	$8	$14

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

Income Tax Expense from Continuing Operations

The net unfavorable income tax variance from continuing operations for the three and six months ended June 30, 2026 compared to the same periods in 2025 was primarily due to tax impacts from certain planning and restructuring activities within our organizational structure in connection with the Canadian NGL Business divestiture. For the three months ended June 30, 2026, these included current income tax expense of approximately $95 million primarily related to withholding taxes on distributions. For the six months ended June 30, 2026, these included (i) current income tax expense of $311 million as a result of basis recapture and capital gains taxed at the applicable rates and withholding taxes on distributions and (ii) a partially offsetting $217 million deferred tax benefit primarily resulting from the transfer of the crude oil assets from PMC ULC to PCLP. See Note 2 to our Condensed Consolidated Financial Statements for additional information regarding the Canadian NGL Business divestiture.

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

Discontinued Operations. From June 17, 2025, the date we entered into the SPA with Keyera to sell the Canadian NGL Business, through the closing of the divestiture on May 12, 2026, management reviewed such business as a component of our overall company performance. As such, certain Non-GAAP financial performance measures, such as Adjusted EBITDA and Adjusted EBITDA attributable to PAA, are presented on a consolidated basis (e.g., the aggregate of continuing operations and discontinued operations) to provide relevant and useful information regarding our historical performance and results of operations and to assist in reconciling results presented in historical periods.

The following table sets forth the reconciliation of the non-GAAP financial performance measures Adjusted EBITDA and Adjusted EBITDA attributable to PAA to Net Income (in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2026	2025	$	%	2026	2025	$	%
Net income (1)	$1,815	$283	$1,532	**	$2,037	$775	$1,262	163%
Interest expense, net	135	110	25	23%	279	217	62	29%
Income tax expense from continuing operations	209	16	193	**	216	46	170	370%
Income tax expense from discontinued operations (2)	2	26	(24)	(92)%	77	69	8	12%
Depreciation and amortization from continuing operations	242	235	7	3%	486	466	20	4%
Depreciation and amortization from discontinued operations (2)	—	27	(27)	(100)%	—	57	(57)	(100)%
Losses on asset sales, asset impairments and other, net from continuing operations	59	42	17	40%	6	29	(23)	(79)%
(Gains)/losses on asset sales and other, net from discontinued operations (2)	(1,637)	13	(1,650)	**	(1,605)	13	(1,618)	**
Gain on investments in unconsolidated entities, net	—	—	—	N/A	—	(31)	31	100%
Depreciation and amortization of unconsolidated entities (3)	21	20	1	5%	42	40	2	5%
Unallocated general and administrative expenses (4)	1	2	(1)	(50)%	3	3	—	—%
Selected Items Impacting Comparability (1):
Derivative activities and inventory valuation adjustments	(47)	8	(55)	**	242	(27)	269	**
Long-term inventory costing adjustments	64	19	45	**	(49)	17	(66)	**
Deficiencies under minimum volume commitments, net	(4)	(9)	5	**	(36)	(16)	(20)	**
Rail fleet amortization expense related to discontinued operations (5)	(3)	—	(3)	**	(11)	—	(11)	**
Equity-indexed compensation expense	10	8	2	**	20	18	2	**
Foreign currency revaluation	(7)	12	(19)	**	(13)	11	(24)	**
Impact from exit of Canadian NGL Business	34	—	34	**	34	—	34	**
Transaction-related expenses	—	3	(3)	**	—	8	(8)	**
Selected Items Impacting Comparability - Segment Adjusted EBITDA (1) (6)	47	41	6	**	187	11	176	**
Foreign currency revaluation (7)	(15)	(3)	(12)	**	(3)	(2)	(1)	**
Contingent consideration fair value adjustment (8)	—	—	—	**	6	—	6	**
Selected Items Impacting Comparability - Adjusted EBITDA (1) (9)	32	38	(6)	**	190	9	181	**
Adjusted EBITDA (1) (9)	$879	$812	$67	8%	$1,731	$1,693	$38	2%
Adjusted EBITDA attributable to noncontrolling interests in consolidated joint ventures (10)	(141)	(140)	(1)	(1)%	(263)	(267)	4	1%
Adjusted EBITDA attributable to PAA (1)	$738	$672	$66	10%	$1,468	$1,426	$42	3%

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
(5)Depreciation and amortization on the long-lived assets of the Canadian NGL Business disposal group ceased upon meeting the criteria to be classified as assets held for sale. Management believes that the presentation of Adjusted EBITDA on a consolidated basis (e.g., the aggregate of continuing operations and discontinued operations) provides more relevant and useful information regarding our performance and results of operations than presenting such metrics only on a continuing operations or discontinued operations basis. We therefore include an adjustment for the impact of amortization of the rail fleet associated with the Canadian NGL Business in our calculation of Adjusted EBITDA. See Note 2 to our Condensed Consolidated Financial Statements for additional information regarding the sale of the Canadian NGL Business. Also see the “—Non-GAAP Financial Measures” section above.
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
(9)“Other income, net” on our Condensed Consolidated Statements of Operations, adjusted for selected items impacting comparability (“Adjusted other income, net”) is included in Adjusted EBITDA and excluded from Segment Adjusted EBITDA.
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

The following tables set forth our operating results from our Crude Oil segment:

Operating Results (1)	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(in millions)	2026	2025	$	%	2026	2025	$	%
Revenues	$17,760	$10,622	$7,138	67%	$30,309	$22,061	$8,248	37%
Purchases and related costs	(16,632)	(9,742)	(6,890)	(71)%	(28,211)	(20,231)	(7,980)	(39)%
Field operating costs	(325)	(279)	(46)	(16)%	(616)	(571)	(45)	(8)%
Segment general and administrative expenses (2)	(108)	(75)	(33)	(44)%	(184)	(155)	(29)	(19)%
Equity earnings in unconsolidated entities	89	94	(5)	(5)%	178	196	(18)	(9)%

Other segment items (3):
Depreciation and amortization of unconsolidated entities	21	20	1	**	42	40	2	**
Derivative activities and inventory valuation adjustments	(74)	52	(126)	**	56	28	28	**
Long-term inventory costing adjustments	67	17	50	**	(45)	18	(63)	**
Deficiencies under minimum volume commitments, net	(4)	(9)	5	**	(36)	(16)	(20)	**
Equity-indexed compensation expense	10	8	2	**	20	18	2	**
Foreign currency revaluation	(8)	9	(17)	**	(13)	9	(22)	**
Impact from exit of Canadian NGL Business	34	—	34	**	34	—	34	**
Transaction-related expenses	—	3	(3)	**	—	8	(8)	**
Segment amounts attributable to noncontrolling interests in consolidated joint ventures	(140)	(140)	—	**	(262)	(265)	3	**
Segment Adjusted EBITDA	$690	$580	$110	19%	$1,272	$1,140	$132	12%

Maintenance capital expenditures	$38	$43	$(5)	(12)%	$72	$74	$(2)	(3)%

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
Average Volumes	2026	2025	Volumes	%	2026	2025	Volumes	%
Crude oil pipeline tariff (by region) (4) (5)
Permian Basin	8,045	7,223	822	11%	7,910	7,047	863	12%
South Texas / Eagle Ford	527	542	(15)	(3)%	521	517	4	1%
Mid-Continent	575	537	38	7%	525	477	48	10%
Other	1,448	1,357	91	7%	1,362	1,333	29	2%
Total crude oil pipeline tariff	10,595	9,659	936	10%	10,318	9,374	944	10%

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

Segment Adjusted EBITDA

Crude Oil Segment Adjusted EBITDA for the three and six months ended June 30, 2026 increased versus comparable results for the three and six months ended June 30, 2025. The benefit to the 2026 period results from (i) contributions from recently completed acquisitions, (ii) volume growth across our pipeline systems and (iii) market opportunities and optimization initiatives was partially offset by (iii) the impact from certain Permian long-haul contract rates resetting to market in 2025.

The following is a more detailed discussion of the significant factors impacting Segment Adjusted EBITDA for the three and six months ended June 30, 2026 compared to the same periods in 2025.

Net Revenues and Equity Earnings. Our results were favorably impacted by (i) contributions from the Cactus III acquisition completed in the fourth quarter of 2025, (ii) volume growth across our pipeline systems largely driven by increased production in the Permian Basin region and (iii) market opportunities and optimization initiatives. These favorable impacts were partially offset by (iv) the impact from certain Permian long-haul contract rates resetting to market in 2025, including rates on certain of our equity method investments.

Field Operating Costs. Field operating costs increased for the three and six months ended June 30, 2026 compared to the same periods in 2025. The 2026 periods were primarily impacted by recently completed acquisitions, with recurring period-over-period cost increases being driven by (i) higher volumes, (ii) higher property taxes and (iii) higher environmental remediation costs, all partially offset by (iv) lower employee-related costs associated with the divestiture of certain trucking operations.

NGL Segment

Our NGL segment operations involve NGL storage and terminalling from our NGL assets located in the United States. Our NGL segment revenues are primarily derived from (i) providing storage and/or terminalling services at these facilities to third-party customers for a fee and (ii) the transport, storage and sale of specification NGL products. The segment results also include the direct fixed and variable field costs of operating our four NGL facilities, as well as an allocation of indirect operating costs and general and administrative expenses.

The following table sets forth our operating results from our NGL segment:

Operating Results (1)	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(in millions)	2026	2025	$	%	2026	2025	$	%
Revenues	$22	$26	$(4)	(15)%	$61	$67	$(6)	(9)%
Purchases and related costs	(13)	(22)	9	41%	(46)	(55)	9	16%
Field operating costs (2)	(3)	(7)	4	57%	(12)	(14)	2	14%
Segment general and administrative expenses (2) (3)	(2)	(7)	5	71%	(8)	(13)	5	38%
Segment Adjusted EBITDA	$4	$(10)	$14	140%	$(5)	$(15)	$10	67%

Maintenance capital expenditures	$—	$1	$(1)	(100)%	$1	$3	$(2)	(67)%

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

Segment Adjusted EBITDA

NGL Segment Adjusted EBITDA for the periods presented was largely driven by costs that are part of the overhead of our NGL activities and are included in continuing operations as they are not related to contracts or arrangements included in the sale of the Canadian NGL Business. These costs include information technology, insurance and other shared services costs.

Liquidity and Capital Resources

General

Our primary sources of liquidity are (i) cash flow from operating activities and (ii) borrowings under PAA’s credit facility or commercial paper program. In addition, we may supplement these primary sources of liquidity with proceeds from asset sales, and in the past have utilized funds received from sales of equity and debt securities. Our primary cash requirements include, but are not limited to, (i) ordinary course of business uses, such as the payment of amounts related to the purchase of crude oil and other products, payment of other expenses and interest payments on outstanding debt, (ii) investment and maintenance capital activities, (iii) acquisitions of assets or businesses, (iv) repayment of principal on our long-term debt and (v) distributions to our Class A shareholders and noncontrolling interests. In addition, we may use cash for repurchases of common equity. We generally expect to fund our short-term cash requirements through cash flow generated from operating activities and/or borrowings under PAA’s credit facility or commercial paper program. In addition, we generally expect to fund our long-term needs, such as those resulting from investment capital activities, acquisitions or refinancing our long-term debt, through a variety of sources, which may include any or a combination of the sources listed above.

As of June 30, 2026, we had a working capital surplus of $679 million and approximately $3.7 billion of liquidity available to meet our ongoing operating, investing and financing needs, subject to continued covenant compliance, as noted below (in millions):

As of June 30, 2026
Availability under PAA senior unsecured revolving credit facility (1) (2)	$2,671
Amounts outstanding under PAA commercial paper program	—
Subtotal	2,671
Cash and cash equivalents	1,060
Total	$3,731

(1)Represents availability prior to giving effect to borrowings outstanding under the PAA commercial paper program, which reduce available capacity under the credit facility.
(2)Available capacity under the PAA credit facility was reduced by outstanding letters of credit issued under the facility of $29 million.

In June 2026, PAA entered into a new credit agreement to facilitate the renewal and extension of its credit facilities. The PAA $1.35 billion senior secured hedged inventory facility with maturity date of August 2027 and the PAA $1.35 billion senior unsecured revolving credit facility with maturity date of August 2029 were replaced with a $2.7 billion senior unsecured revolving credit facility with an initial maturity in June 2031. The new credit agreement provides for one or more one-year extensions and have accordion features which, subject to receipt of incremental lender approval and other terms and conditions, permit PAA to increase borrowing capacity to $4.0 billion. The covenants and events of default under the new credit agreement remain substantially unchanged from the previous agreements. See Note 6 to our Condensed Consolidated Financial Statements for additional information.

Usage of PAA’s credit facility, and, in turn, its commercial paper program, is subject to ongoing compliance with covenants. The credit agreement for PAA’s revolving credit facility (which impact PAA’s ability to access its commercial paper program because it provides the financial backstop that supports its short-term credit ratings) and the indentures governing its senior notes contain cross-default provisions. A default under PAA’s credit agreement or indentures would permit the lenders to accelerate the maturity of the outstanding debt. As long as PAA is in compliance with the provisions in its credit agreement, its ability to make distributions of available cash is not restricted. PAA was in compliance with the covenants contained in its credit agreement and indentures as of June 30, 2026.

We believe that we have, and will continue to have, the ability to access the PAA commercial paper program and credit facility, which we use to meet our short-term cash needs. We believe that our financial position remains strong and we have sufficient liquid assets, cash flow from operating activities and borrowing capacity under the credit agreements to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures. We are, however, subject to business and operational risks that could adversely affect our cash flow, including extended disruptions in the financial markets and/or energy price volatility resulting from current macroeconomic and geopolitical conditions, including actions by the Organization of Petroleum Exporting Countries (OPEC). A prolonged material decrease in our cash flows would likely produce an adverse effect on our borrowing capacity and cost of borrowing. Our borrowing capacity and borrowing costs are also impacted by PAA’s credit rating. See Item 1A. “Risk Factors” included in our 2025 Annual Report on Form 10-K for further discussion regarding risks that may impact our liquidity and capital resources.

Cash Flow from Operating Activities

For a comprehensive discussion of the primary drivers of cash flow from operating activities, including the impact of varying market conditions and the timing of settlement of our derivatives, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Flow from Operating Activities” included in our 2025 Annual Report on Form 10-K.

Net cash provided by operating activities from continuing operations for the first six months of 2026 and 2025 was $1.211 billion and $1.029 billion, respectively, and primarily resulted from earnings from our operations. In addition, both periods were also impacted by changes in net operating working capital items, while the 2026 period was impacted by higher margin requirements related to our hedging activities.

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

	Net to PAA (1) (2)		Consolidated (2)		Continuing Operations
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
Capital Expenditures (3) (4)	2026	2025	2026	2025	2026	2025
Crude Oil:
Investment capital	$147	$215	$196	$280	$196	$280
Maintenance capital	62	66	72	74	72	74
Acquisition capital	129	651	130	722	130	722
	$338	$932	$398	$1,076	$398	$1,076

NGL:
Investment capital	$10	$68	$10	$68	$—	$—
Maintenance capital	21	31	21	31	1	3
	$31	$99	$31	$99	$1	$3

Total:
Investment capital	$157	$283	$206	$348	$196	$280
Maintenance capital	83	97	93	105	73	77
Acquisition capital	129	651	130	722	130	722
	$369	$1,031	$429	$1,175	$399	$1,079

(1)Excludes expenditures attributable to noncontrolling interests, which primarily relate to the Permian JV. Includes results from continuing operations and discontinued operations for all periods presented.
(2)Includes results from continuing operations and discontinued operations for all periods presented. Capital expenditures related to discontinued operations were $10 million and $20 million for investment and maintenance capital for the six months ended June 30, 2026, respectively. Capital expenditures for investment and maintenance capital related to discontinued operations were $68 million and $28 million for the six months ended June 30, 2025, respectively. There was no acquisition capital related to discontinued operations for any period presented.
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

Projected 2026 Capital Expenditures. Total investment capital for the year ending December 31, 2026 is currently projected to be approximately $535 million ($425 million net to our interest), which includes approximately $10 million related to discontinued operations of the Canadian NGL Business prior to the completion of the divestiture in May 2026. Approximately half of our projected investment capital expenditures are expected to be invested in the Permian JV assets. Additionally, maintenance capital for 2026 is currently projected to be approximately $195 million ($175 million net to our interest), which includes approximately $20 million related to discontinued operations of the Canadian NGL Business prior to the completion of the divestiture in May 2026. Note that potential variation to current capital cost estimates may result from (i) changes to project design, (ii) final cost of materials and labor and (iii) timing of incurrence of costs due to uncontrollable factors such as receipt of permits or regulatory approvals and weather.

Sale of Canadian NGL Business

On June 17, 2025, we entered into a definitive SPA with Keyera, pursuant to which Keyera agreed to acquire all of the issued and outstanding shares of PMC ULC, our wholly-owned subsidiary that owned the Canadian NGL Business. The transaction closed on May 12, 2026, and, pursuant to the SPA, we received cash consideration of approximately CAD$5.328 billion (approximately $3.883 billion, or approximately $3.483 billion, net of cash divested), including estimated working capital and other adjustments, subject to certain post-closing adjustments as defined in the SPA that are expected in the third quarter of 2026. We used the net proceeds to reduce leverage, which included the repayment of outstanding borrowings under PAA’s commercial paper program and term loan, as well as the repayment of its $750 million, 4.50% senior notes that were due December 2026. See Note 2 to our Condensed Consolidated Financial Statements for additional information regarding the sale of the Canadian NGL Business.

Ongoing Activities Related to Strategic Transactions

We are continuously engaged in the evaluation of potential transactions that support our business strategy. In the past, such transactions have included the acquisition of assets that complement our existing footprint, the sale of non-core assets, the sale of partial interests in assets to strategic joint venture partners, and large investment capital projects. With respect to a potential acquisition or divestiture, we may conduct an auction process or participate in an auction process conducted by a third-party or we may negotiate a transaction with one or a limited number of potential sellers (in the case of an acquisition) or buyers (in the case of a divestiture). Such transactions could have a material effect on our financial condition and results of operations.

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

Borrowings and Repayments Under Credit Agreements and Term Loan

During the six months ended June 30, 2026, we had net repayments under the PAA credit facilities and commercial paper program of $970 million. The net repayments resulted primarily from cash flow from operating activities and proceeds from the sale of the Canadian NGL Business, which offset borrowings during the period related to funding needs for capital investments, inventory purchases and other general partnership purposes.

During the six months ended June 30, 2025, we had net borrowings under the PAA commercial paper program of $69 million. The net borrowings resulted primarily from funding needs for capital investments, inventory purchases and other general partnership purposes.

On May 14, 2026, in connection with the closing of the Canadian NGL Business divestiture, PAA terminated the senior unsecured term loan agreement and repaid the outstanding borrowings of $1.1 billion. We used a portion of the proceeds from the sale of the Canadian NGL Business to fund the repayment. See Note 2 and Note 6 to our Condensed Consolidated Financial Statements for additional information regarding the Canadian NGL Business divestiture and the term loan agreement, respectively.

Senior Notes

On June 25, 2026, PAA redeemed its $750 million, 4.50% senior notes that were due December 2026. We repaid these senior notes with proceeds from the sale of the Canadian NGL Business.

Common Equity Repurchase Program

There were no repurchases under the Common Equity Repurchase Program (the “Program”) during the six months ended June 30, 2026. PAA repurchased approximately 0.5 million common units under the Program through open market purchases that settled during the six months ended June 30, 2025 for a total purchase price of $8 million, including commissions and fees. The repurchased PAA common units were canceled immediately upon acquisition, as were the Class C shares held by PAA associated with the repurchased common units. At June 30, 2026, the remaining available capacity under the Program was $190 million. See Note 12 to our Consolidated Financial Statements included in Part IV of our 2025 Annual Report on Form 10-K for additional information regarding the Program.

Registration Statements

PAGP Registration Statements. We have filed with the SEC a shelf registration statement that, subject to effectiveness at the time of use, allows us to issue up to a specified amount of equity securities (“PAGP Traditional Shelf”). At June 30, 2026, we had approximately $939 million of unsold securities available. We also have access to a universal shelf registration statement (“PAGP WKSI Shelf”), which provides us with the ability to offer and sell an unlimited amount of equity securities, subject to market conditions and our capital needs. We did not conduct any offerings under the PAGP Traditional Shelf or PAGP WKSI Shelf during the six months ended June 30, 2026.

PAA Registration Statements. PAA periodically accesses the capital markets for both equity and debt financing. PAA has filed with the SEC a shelf registration statement that, subject to effectiveness at the time of use, allows PAA to issue up to a specified amount of debt or equity securities (“PAA Traditional Shelf”), under which PAA had approximately $1.1 billion of unsold securities available at June 30, 2026. PAA also has access to a universal shelf registration statement (“PAA WKSI Shelf”), which provides it with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and its capital needs. PAA did not conduct any offerings under the PAA Traditional Shelf or PAA WKSI Shelf during the six months ended June 30, 2026.

Distributions to Our Class A Shareholders

On August 14, 2026, we will pay a quarterly cash distribution of $0.4175 per Class A share ($1.67 per Class A share on an annualized basis) to shareholders of record at the close of business on July 31, 2026 for the period from April 1, 2026 through June 30, 2026.

See Note 7 to our Condensed Consolidated Financial Statements for details of distributions paid during or pertaining to the first six months of 2026.

Distributions to Noncontrolling Interests

Distributions to noncontrolling interests represent amounts paid on interests in consolidated entities that are not owned by us. As of June 30, 2026, noncontrolling interests in our subsidiaries consisted of (i) limited partner interests in PAA including a 69% interest in PAA’s common units and PAA’s Series A preferred units combined and 100% of PAA’s Series B preferred units, (ii) an approximate 15% limited partner interest in AAP, (iii) a 35% interest in the Permian JV, (iv) a 30% interest in Cactus II and (v) a 33% interest in Red River.

Distributions to PAA’s Series A preferred unitholders. On August 14, 2026, PAA will pay a quarterly cash distribution of approximately $0.615 per unit to its Series A preferred unitholders of record at the close of business on July 31, 2026 for the period from April 1, 2026 through June 30, 2026.

Distributions to PAA’s Series B preferred unitholders. On August 17, 2026, PAA will pay a quarterly cash distribution of approximately $20.50 per unit to its Series B preferred unitholders of record at the close of business on August 3, 2026 for the period from May 15, 2026 through August 14, 2026.

Distributions to PAA’s common unitholders. On August 14, 2026, PAA will pay a quarterly cash distribution of $0.4175 per common unit ($1.67 per unit on an annualized basis) to its common unitholders of record at the close of business on July 31, 2026 for the period from April 1, 2026 through June 30, 2026.

See Note 7 to our Condensed Consolidated Financial Statements for details of distributions paid during or pertaining to the first six months of 2026, including distributions to PAA’s preferred unitholders.

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

The following table includes our best estimate of the amount and timing of these payments as of June 30, 2026 (in millions):

	Remainder of 2026	2027	2028	2029	2030	2031 and Thereafter	Total
Crude oil and other purchases (1)	$16,882	$28,083	$24,621	$22,752	$19,068	$39,534	$150,940

(1)Amounts are primarily based on estimated volumes and market prices based on average activity during June 2026. The actual physical volume purchased and actual settlement prices will vary from the assumptions used in the table. Uncertainties involved in these estimates include levels of production at the wellhead, weather conditions, changes in market prices and other conditions beyond our control.

Letters of Credit. In connection with our merchant activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil. Our liabilities with respect to these purchase obligations are recorded in accounts payable on our balance sheet in the month the product is purchased. Generally, these letters of credit are issued for periods of up to seventy days and are terminated upon completion of each transaction. Additionally, we issue letters of credit to support insurance programs, derivative transactions, including hedging-related margin obligations, and construction activities. At June 30, 2026 and December 31, 2025, we had outstanding letters of credit of approximately $63 million and $95 million, respectively.

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
•declines in global crude oil demand and/or crude oil prices or other factors that correspondingly lead to a significant reduction of North American crude oil production (whether due to reduced producer cash flow to fund drilling activities or the inability of producers to access capital, or both, the unavailability of pipeline and/or storage capacity, the shutting-in of production by producers, government-mandated pro-ration orders, or other factors), which in turn could result in significant declines in the actual or expected volume of crude oil shipped, processed, purchased, stored, fractionated and/or gathered at or through the use of our assets and/or the reduction of the margins we can earn or the commercial opportunities that might otherwise be available to us;
•impacts of global geopolitical events, including conflicts in the Middle East and elsewhere, on commodity price volatility and crude oil supply and demand, as well as broader impacts on financial markets and the global macroeconomic environment;
•fluctuations in refinery capacity and other factors affecting demand for various grades of crude oil and resulting changes in pricing conditions or transportation throughput requirements;
•unanticipated changes in crude oil market structure, grade differentials and volatility (or lack thereof);

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
•disruptions to futures markets for crude oil and other petroleum products, which may impair our ability to execute our commercial or hedging strategies;
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
•risks related to the development and operation of our assets; and
•other factors and uncertainties inherent in the transportation, storage, terminalling and marketing of crude oil and other petroleum products.

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

The fair value of our commodity derivatives and the change in fair value as of June 30, 2026 that would be expected from a 10% price increase or decrease is shown in the table below (in millions):

	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease
Crude oil	$(43)	$2	$(2)
Total fair value	$(43)

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

Interest Rate Risk

Debt. Our use of variable rate debt and any forecasted issuances of fixed rate debt expose us to interest rate risk. Therefore, from time to time, we use interest rate derivatives to hedge interest rate risk associated with anticipated interest payments and, in certain cases, outstanding debt instruments. PAA did not have any interest rate derivatives as of June 30, 2026. All of PAA’s senior notes are fixed rate notes and thus are not subject to interest rate risk. PAA did not have any variable rate debt outstanding as of June 30, 2026. The average interest rate on PAA’s variable rate debt that was outstanding during the six months ended June 30, 2026 was approximately 4.4%, based upon rates in effect during such period. See Note 6 to our Condensed Consolidated Financial Statements for additional information regarding our debt arrangements.

Series B Preferred Units. Distributions on PAA’s Series B preferred units accumulate and are payable quarterly in arrears on the 15th day of February, May, August and November. Distributions on PAA’s Series B preferred units accumulate based on the applicable three-month SOFR, plus certain adjustments. Based upon the Series B preferred units outstanding at June 30, 2026 and the liquidation preference of $1,000 per unit, a change of 100 basis points in interest rates would increase or decrease the annual distributions on PAA’s Series B preferred units by approximately $8 million. See Note 12 to our Consolidated Financial Statements included in Part IV of our 2025 Annual Report on Form 10-K for additional information regarding PAA’s Series B preferred unit distributions.

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

Applicable SEC rules require an evaluation of the effectiveness of our DCP. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our DCP as of June 30, 2026, the end of the period covered by this report, and, based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our DCP is effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.   MINE SAFETY DISCLOSURES

Not applicable.

Item 5.   OTHER INFORMATION

During the quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

Item 6.   EXHIBITS

Exhibit No.		Description

2.1 *	—
Share Purchase Agreement, dated as of June 17, 2025, by and between Plains Midstream Luxembourg S.A.R.L. and Keyera Corp. (portions of this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025).

2.2 *	—
First Amendment to Share Purchase Agreement, dated as of May 11, 2026, by and between Plains Midstream Luxembourg S.A.R.L. and Keyera Corp. (portions of this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed May 12, 2026).

2.3 *	—
Second Amendment to Share Purchase Agreement, dated as of May 12, 2026, by and between Plains Midstream Luxembourg S.A.R.L. and Keyera Corp. (portions of this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.3 to our Current Report on Form 8-K filed May 12, 2026).

2.4 *	—
Third Amendment to Share Purchase Agreement, dated as of May 12, 2026, by and between Plains Midstream Luxembourg S.A.R.L. and Keyera Corp. (portions of this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.4 to our Current Report on Form 8-K filed May 12, 2026).

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

4.9	—
Thirty-Second Supplemental Indenture (3.80% Senior Notes due 2030) dated June 11, 2020, by and among Plains All American Pipeline, L.P., PAA Finance Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to PAA’s Current Report on Form 8-K filed June 11, 2020).

4.10	—
Thirty-Third Supplemental Indenture (5.70% Senior Notes due 2034) dated June 27, 2024, by and among Plains All American Pipeline, L.P., PAA Finance Corp. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to PAA’s Current Report on Form 8-K filed June 27, 2024).

4.11	—
Thirty-Fourth Supplemental Indenture (5.950% Senior Notes due 2035) dated January 15, 2025, by and among Plains All American Pipeline, L.P., PAA Finance Corp. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to PAA’s Current Report on Form 8-K filed January 15, 2025).

4.12	—
Thirty-Fifth Supplemental Indenture (4.70% Senior Notes due 2031) dated September 8, 2025, by and among Plains All American Pipeline, L.P., PAA Finance Corp. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to PAA’s Current Report on Form 8-K filed September 8, 2025).

4.13	—
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
Credit Agreement dated as of June 12, 2026, among Plains All American Pipeline, L.P., Plains Marketing, L.P. and Plains Canada Liquid Pipelines ULC, as Borrowers; certain subsidiaries of Plains All American Pipeline, L.P. from time to time party thereto, as Designated Borrowers; Bank of America, N.A., as Administrative Agent and Swing Line Lender; Bank of America, N.A., PNC Bank, National Association and Wells Fargo Bank, National Association, as L/C Issuers; and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 17, 2026).

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

August 7, 2026

	By:	/s/ Al Swanson
Al Swanson,
Executive Vice President and Chief Financial Officer of PAA GP Holdings LLC
(Principal Financial Officer)

August 7, 2026

	By:	/s/ Chris Herbold
Chris Herbold,
Senior Vice President, Finance and Chief Accounting Officer of PAA GP Holdings LLC
(Principal Accounting Officer)

August 7, 2026